Form 10-Q
period 1996-03-31
STONE ENERGY CORP
filed 1996-05-09
CIK 904080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        _______________________________

                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from                    to

                         COMMISSION FILE NUMBER 1-12074
                        _______________________________

                            STONE ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


                   DELAWARE                              72-1235413
         (State or other jurisdiction                 (I.R.S. employer
      of incorporation or organization)             identification no.)


          625 E. KALISTE SALOOM ROAD
            LAFAYETTE, LOUISIANA                            70508
   (Address of principal executive offices)              (Zip code)


       Registrant's telephone number, including area code: (318) 237-0410
                        _______________________________

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X      No
                                  ----       ----

    As of May 8, 1996 there were 11,792,349 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
                                                          PART I

Item 1.  Financial Statements:
                   Condensed Consolidated Balance Sheet
                     as of March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . .         1

                   Condensed Consolidated Statement of Operations
                     for the Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . .         2

                   Condensed Consolidated Statement of Cash Flows
                     for the Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . .         3

                   Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . .         4

                   Auditors' Review Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .         7


                                                         PART II

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                           March 31,          December 31,
                               ASSETS                                        1996                1995
                                                                           --------             --------
                                                                          (UNAUDITED)
 Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . .            $   5,316            $   6,286
     Marketable securities, at market  . . . . . . . . . . . .               11,639               10,232
     Accounts receivable . . . . . . . . . . . . . . . . . . .                8,910                7,336
     Other current assets  . . . . . . . . . . . . . . . . . .                  557                  612
                                                                           --------             --------
       Total current assets  . . . . . . . . . . . . . . . . .               26,422               24,466

 Oil and gas properties, net:
     Proved  . . . . . . . . . . . . . . . . . . . . . . . . .              110,140              108,820
     Unevaluated . . . . . . . . . . . . . . . . . . . . . . .                2,428                2,428

 Building and land, net of accumulated depreciation  . . . . .                3,267                3,284

 Other assets, net . . . . . . . . . . . . . . . . . . . . . .                  545                  462
                                                                           --------             --------
       Total assets  . . . . . . . . . . . . . . . . . . . . .             $142,802             $139,460
                                                                           ========             ========
                       LIABILITIES AND EQUITY

 Current liabilities - accounts payable and
     accrued liabilities . . . . . . . . . . . . . . . . . . .             $ 17,212             $ 19,087

 Long-term loans . . . . . . . . . . . . . . . . . . . . . . .               47,735               47,754
 Deferred tax liability  . . . . . . . . . . . . . . . . . . .                7,394                5,413
 Other long-term liabilities . . . . . . . . . . . . . . . . .                  272                  279
                                                                           --------             --------
       Total liabilities . . . . . . . . . . . . . . . . . . .               72,613               72,533
                                                                           --------             --------
 Common stock  . . . . . . . . . . . . . . . . . . . . . . . .                  118                  118
 Additional paid in capital  . . . . . . . . . . . . . . . . .               52,157               52,157
 Retained earnings . . . . . . . . . . . . . . . . . . . . . .               17,914               14,652
                                                                           --------             --------
       Total equity  . . . . . . . . . . . . . . . . . . . . .               70,189               66,927
                                                                           --------             --------
       Total liabilities and equity  . . . . . . . . . . . . .             $142,802             $139,460
                                                                           ========             ========

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                            ----------------------------
                                                                             1996                 1995
                                                                            -------              -------
 REVENUES
     Oil and gas production  . . . . . . . . . . . . . . . . .              $14,687              $ 7,815
     Overhead reimbursements and management fees . . . . . . .                  176                  101
     Other income  . . . . . . . . . . . . . . . . . . . . . .                  230                  260
                                                                            -------              -------
       Total revenues  . . . . . . . . . . . . . . . . . . . .               15,093                8,176
                                                                            -------              -------
 EXPENSES
     Normal lease operating expenses . . . . . . . . . . . . .                1,982                1,353
     Major maintenance expenses  . . . . . . . . . . . . . . .                  260                   23
     Production taxes  . . . . . . . . . . . . . . . . . . . .                  746                  596
     Depreciation, depletion and amortization  . . . . . . . .                5,020                3,457
     Interest  . . . . . . . . . . . . . . . . . . . . . . . .                  790                  417
     Salaries, general and administrative  . . . . . . . . . .                  852                  831
     Incentive compensation plan . . . . . . . . . . . . . . .                  139                  140
                                                                            -------              -------
       Total expenses  . . . . . . . . . . . . . . . . . . . .                9,789                6,817
                                                                            -------              -------
 Net income before income taxes  . . . . . . . . . . . . . . .                5,304                1,359
                                                                            -------              -------
 Provision for income taxes
     Current . . . . . . . . . . . . . . . . . . . . . . . . .                   61                   -
     Deferred  . . . . . . . . . . . . . . . . . . . . . . . .                1,981                  523
                                                                            -------              -------
                                                                              2,042                  523
                                                                            -------              -------
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . .              $ 3,262              $   836
                                                                            =======              =======
 Primary and fully diluted earnings per share:
       Net income per share  . . . . . . . . . . . . . . . . .              $  0.27              $  0.07
                                                                            =======              =======
       Average shares outstanding  . . . . . . . . . . . . . .               11,875               11,839
                                                                            =======              =======

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                          -----------------------------
                                                                           1996                 1995
                                                                          -------              --------
 Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . .            $ 3,262              $    836
      Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation, depletion and amortization  . . . . .              5,020                 3,457
           Provision for deferred income taxes . . . . . . . .              1,981                   523
                                                                          -------              --------
                                                                           10,263                 4,816
           Increase in marketable securities . . . . . . . . .             (1,407)                 (722)
           (Increase) decrease in accounts receivable  . . . .             (1,574)                1,651
           Decrease in other current assets  . . . . . . . . .                 55                    17
           Increase (decrease) in accrued liabilities  . . . .              1,498                (1,847)
           Other . . . . . . . . . . . . . . . . . . . . . . .                 (6)                  (34)
                                                                          -------              --------
 Net cash provided by operating activities . . . . . . . . . .              8,829                 3,881
                                                                          -------              --------
 Cash flows from investing activities:
    Investment in oil and gas properties . . . . . . . . . . .             (9,653)              (10,230)
    Other asset additions  . . . . . . . . . . . . . . . . . .               (129)                  (67)
                                                                          -------              --------
 Net cash used in investing activities . . . . . . . . . . . .             (9,782)              (10,297)
                                                                          -------              --------
 Cash flows from financing activities:
    Proceeds from borrowings . . . . . . . . . . . . . . . . .                 -                  7,000
    Repayment of debt  . . . . . . . . . . . . . . . . . . . .                (17)                   -
                                                                          -------              --------
 Net cash provided by (used in) financing activities . . . . .                (17)                7,000
                                                                          -------              --------
 Net increase (decrease) in cash . . . . . . . . . . . . . . .               (970)                  584

 Cash balance beginning of period  . . . . . . . . . . . . . .              6,286                 5,130
                                                                          -------              --------
 Cash balance end of period  . . . . . . . . . . . . . . . . .            $ 5,316              $  5,714
                                                                          =======              ========
 Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest (net of amount capitalized) . . . . . . . . . .            $   740              $     78
      Income taxes . . . . . . . . . . . . . . . . . . . . . .                 -                     -
                                                                          -------              --------
    Total  . . . . . . . . . . . . . . . . . . . . . . . . . .            $   740              $     78
                                                                          =======              ========

                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements of Stone Energy Corporation (the "Company") at March 31, 1996 and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of future financial results.

NOTE 2 - HEDGING ACTIVITIES

         In order to reduce its exposure to the possibility of declining oil and gas prices, the Company hedges with third parties certain of its crude oil and natural gas production in various swap agreement contracts. The crude oil contracts are tied to the price of NYMEX light sweet crude oil futures and are settled monthly based on the differences between contract prices and the average NYMEX prices for that month applied to the related contract volumes. Settlement for gas swap contracts is based on the average of the last three (3) days of trade on the NYMEX for each month of the swap.

         The Company's forward positions as of May 1, 1996, are summarized as follows:

                                                    Oil                             Gas
                                            --------------------           ---------------------
                                                         Average                         Average
                                            MBbls         Price            Bbtu           Price
                                            -----         ------           -----          ------
           1996  . . . . . . . .             333          $18.85           2,750          $1.895
           1997  . . . . . . . .              --           --                295          $1.990
                                            ----                           -----
              Total                          333          $18.85           3,045          $1.904
                                            ====                           =====


         For the three-month period ended March 31, 1996, net oil and gas hedging losses amounted to $862,217 and were recorded in the accompanying condensed consolidated statement of operations as a reduction of revenues from oil and gas production.

                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - LONG-TERM LOANS

         On March 28, 1996, the Company amended its revolving credit facility with NationsBank of Texas, N.A., as agent for a group of banks. The total amount of the facility is $80,000,000 of which $72,000,000 is available as described below. Interest is payable quarterly and the principal balance of each of two tranches is due at their maturities.

         The outstanding balance of the Revolving A Borrowings is due on April 1, 1999 and provides for a limitation on total outstanding borrowings based on a borrowing base amount established by the banks for the Company's oil and gas properties, which is currently $60,000,000. At the option of the Company, the outstanding balance of the Revolving A Borrowings will bear interest at the NationsBank base rate, or at LIBOR plus 1% or 1.25%, depending upon total outstanding borrowings. At March 31, 1996, the outstanding principal balance of the Revolving A Borrowings was $44,573,000 which had a weighted average annual interest rate of 6.77%, and letters of credit totalling $3,427,000 had been issued pursuant to the facility.

         The Revolving B Borrowings of the amended facility, which mature on October 1, 1997, have a borrowing availability of $12,000,000. Utilization of this tranche would allow the bank group to receive a mortgage on the Company's properties comprising at least 80% of its total reserve value, and drawdown fees ranging from 1.5% to 4.5% would apply to such borrowings. The interest rate applicable to the outstanding balance of the Revolving B Borrowings, at the Company's option and depending upon the total borrowings outstanding, would range from the NationsBank base rate plus 0.75% to base rate plus 3.75%, or from LIBOR plus 2% to LIBOR plus 5%. At March 31, 1996, no borrowings had been made pursuant to this facility.

                            AUDITORS' REVIEW REPORT



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:



         We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of March 31, 1996 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

      We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Stone Energy Corporation as of December 31, 1995 (not presented herein) and in our report dated March 6, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



ARTHUR ANDERSEN LLP

New Orleans, Louisiana
May 2, 1996

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

         The Company was formed in March 1993 to become a holding company for The Stone Petroleum Corporation and its subsidiaries and certain interests in three of its managed partnerships. In July 1993, the Company sold for its account a total of 3,655,005 shares of newly issued Common Stock pursuant to its Initial Public Offering. The Company currently has a total of 11,792,349 shares of common stock and no shares of preferred stock outstanding.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month periods ended March 31, 1996 and 1995.

                                                                     Three Months Ended
                                                                           March 31,
                                                                -----------------------------
                                                                  1996                 1995
                                                                -------              --------
 Production:
   Oil (MBbls) . . . . . . . . . . . . . . . . . . . .              337                  281
   Gas (MMcf)  . . . . . . . . . . . . . . . . . . . .            3,060                1,919
   Oil and gas (MBOE)  . . . . . . . . . . . . . . . .              847                  601

 Sales data (in thousands):
   Total oil sales . . . . . . . . . . . . . . . . . .           $6,577               $4,936
   Total gas sales . . . . . . . . . . . . . . . . . .            8,110                2,879

 Average sales prices:
   Oil (per Bbl) . . . . . . . . . . . . . . . . . . .           $19.52               $17.57
   Gas (per Mcf) . . . . . . . . . . . . . . . . . . .             2.65                 1.50
   Per BOE . . . . . . . . . . . . . . . . . . . . . .            17.34                13.00

 Average costs (per BOE):
   Normal lease operating expenses (a) . . . . . . . .            $2.34                $2.25
   Salaries, general and administrative  . . . . . . .             1.01                 1.38
   Depreciation, depletion and amortization  . . . . .             5.85                 5.63

  (a)  Excludes major maintenance expenses

         The Company reported net income for the quarter ended March 31, 1996 of $3.3 million or $0.27 per share, which is approximately four times the net income reported for the first quarter of 1995 of $0.8 million or $0.07 per share.

         Total oil and gas revenues for the first quarter of 1996 were $14.7 million, an increase of 88% over the same period in 1995, as oil and gas production volumes increased 20% and 60%, respectively. From the first quarter of 1995 to the same 1996 period, oil production increased primarily because of the acquisition of the Clovelly Field in July 1995, and the improvement in gas volumes resulted from the initial phase of development at Eugene Island Block
243. The average oil price received for the three months ended March 31, 1996, was $19.52 per barrel, an increase of 11% from the comparable amount of $17.57 for the first quarter of 1995. For the first quarter of 1996, the average gas price was $2.65 per Mcf, an improvement of 77% from the $1.50 average price received during the first quarter of 1995.

         Most of the Company's production is sold on month to month contracts at prevailing prices. From time to time, however, the Company has entered into hedging transactions for not more than 50% of its expected production volumes to reduce its exposure to future oil and gas price declines. During the first quarter of 1996, the Company recognized $0.9 million of oil and gas hedging losses which were reported as a reduction of oil and gas production revenues. On a unit basis, such losses resulted in a reduction in revenue of $0.10 per Bbl and $0.27 per Mcf, or an aggregate loss of $1.02 per BOE. At May 1, 1996, the Company had open 1996 and 1997 forward positions for 333,000 barrels of oil at an average price of $18.85, and for 3,045 Bbtu of gas at an average price of $1.904.

         Operating costs for the first quarter of 1996 increased to $2.0 million from $1.4 million for the comparable 1995 period due primarily to the acquisition of new properties and increased production levels. Stated on a unit basis, such costs averaged $2.34 per BOE for the period ended March 31, 1996, as compared to $2.25 per BOE for the first quarter of 1995.

         General and administrative expenses increased slightly in total to $0.9 million in 1996's first quarter from the comparable 1995 period, but declined 27% on a unit basis to $1.01 per BOE. Depreciation, depletion and amortization expense increased $1.6 million in the first three months of 1996 from the same 1995 period primarily due to increased production rates.
Interest expense for the period ended March 31, 1996, was $0.8 million, an increase from the $0.4 million for the first quarter of 1995 resulting from the higher outstanding balance of the Company's bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL AND CASH FLOW. Working capital at March 31, 1996 was $9.2 million. The Company believes that this capital plus the expected cash flow from operations and borrowings under its bank credit facility will be sufficient to fund its working capital needs for the foreseeable future. Net cash flow from operations before working capital changes for the first quarter of 1996 was $10.3 million or $0.86 per share, representing an increase of 113% from the $4.8 million or $0.41 per share reported for the same period of 1995.

         During the first quarter of 1996, the Company invested $6.3 million in its oil and gas properties, which includes $0.7 million of capitalized general and administrative and interest costs. These investments were financed entirely from cash flow from operations.

         LONG-TERM FINANCING. During the last three quarters of 1996, the Company plans to invest $42 million in oil and gas properties it now owns. Significant investments are planned for Eugene Island Block 243, South Pelto Block 23, Clovelly and Cut Off fields. The planned development operations include projects which seek to increase cash flow from proved reserves and provide additions to the Company's reserve base. It is anticipated that these investments will also be funded from a combination of available working capital, cash flow from operations and borrowings under the bank credit facility.

         On March 28, 1996, the Company amended its revolving credit facility with NationsBank of Texas, N.A., as agent for a group of banks that currently includes the First National Bank of Commerce, Hibernia National Bank and the Bank of Boston. The total facility was increased to $80 million, of which $72 million is available as described below. Interest is payable quarterly and the principal balance of each of two tranches is due at their maturities.

         The outstanding balance of the Revolving A Borrowings is due on April 1, 1999 and provides for a limitation on total outstanding borrowings based on a borrowing base amount established by the banks for the Company's oil and gas properties, which is currently $60 million. At the option of the Company, the outstanding balance of the Revolving A Borrowings will bear interest at the NationsBank base rate, or at LIBOR plus 1% or 1.25%, depending upon total outstanding borrowings. At May 7, 1996, the outstanding principal balance of the Revolving A Borrowings was $40.6 million which had a weighted average annual interest rate of 6.90%, and letters of credit totalling $3.4 million had been issued pursuant to the facility.

         The Revolving B Borrowings of the amended facility, which mature on October 1, 1997, have a borrowing availability of $12 million. Utilization of this tranche would allow the bank group to receive a mortgage on the Company's properties comprising at least 80% of its total reserve value, and drawdown fees ranging from 1.5% to 4.5% would apply to such borrowings. The interest rate applicable to the outstanding balance of the Revolving B Borrowings, at the Company's option and depending upon the total borrowings outstanding, would range from the NationsBank base rate plus 0.75% to base rate plus 3.75%, or from LIBOR plus 2% to LIBOR plus 5%. At May 1, 1996, no borrowings had been made pursuant to this facility.

         The Company has a number of outstanding bids for property acquisitions, and is in the process of evaluating a number of other opportunities to acquire reserves, although no future acquisitions can be assured. One or a combination of certain of these possible transactions could fully utilize the sources of capital currently available to the Company. If these opportunities materialize, the Company intends to explore a variety of options to finance these new projects, including an increase in its bank facility, nonrecourse financing, sales of non-strategic properties and joint venture financing.

         In attempting to maximize stockholder value, the Company will continue to contrast and compare the cost of debt financing with the potential dilution of equity offerings. The Company's goal is to maintain a relatively low debt level because of the volatility of oil and gas prices. Although the Company has no current plans to access the public markets for purposes of entering into an underwritten equity financing, it would consider such funding sources if the amount of capital needed for its acquisition and development activities increased significantly or if total debt reached an unacceptable level. Availability of these sources of capital and the Company's ability to access new opportunities will depend upon a number of factors, some of which are beyond the control of the Company.


                                    PART II

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibit 27 Financial Data Schedule

           (b) There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 STONE ENERGY CORPORATION


Date: May 9, 1996                By:  /s/ Michael L. Finch
                                    ----------------------------------------
                                          Michael L. Finch
                                          Executive Vice President and
                                            Chief Financial Officer
                                          (Authorized Officer and Principal
                                          Financial Officer)

                      EXHIBIT INDEX



            27  --  Financial Data Schedule