Form 10-Q
period 1996-06-30
STONE ENERGY CORP
filed 1996-08-13
CIK 904080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        _______________________________

                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

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

      Registrant's telephone number, including area code:(318) 237-0410
                       _______________________________

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X      No ___

    As of August 9, 1996 there were 11,794,249 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
                                                          PART I

Item 1.      Financial Statements:
                   Condensed Consolidated Balance Sheet
                     as of June 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . .         1

                   Condensed Consolidated Statement of Operations
                     for the Three and Six Month Periods Ended June 30, 1996 and 1995 . . . . . . .         2

                   Condensed Consolidated Statement of Cash Flows
                     for the Six Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . .         3

                   Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . .         4

                   Auditors' Review Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .         7


                                                         PART II

Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .     9

Item 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                         June 30,          December 31,
                               ASSETS                                      1996                1995
                                                                        -----------        ------------
                                                                        (UNAUDITED)
 Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . .           $    7,593           $    6,286
     Marketable securities, at market  . . . . . . . . . . . .               15,992               10,232
     Accounts receivable . . . . . . . . . . . . . . . . . . .                9,171                7,336
     Other current assets  . . . . . . . . . . . . . . . . . .                  640                  612
                                                                         ----------           ----------
       Total current assets  . . . . . . . . . . . . . . . . .               33,396               24,466

 Oil and gas properties, net:
     Proved  . . . . . . . . . . . . . . . . . . . . . . . . .              115,997              108,820
     Unevaluated . . . . . . . . . . . . . . . . . . . . . . .                9,085                2,428

 Building and land, net of accumulated depreciation  . . . . .                3,248                3,284

 Other assets, net . . . . . . . . . . . . . . . . . . . . . .                  568                  462
                                                                         ----------           ----------
       Total assets  . . . . . . . . . . . . . . . . . . . . .             $162,294             $139,460
                                                                         ==========           ==========

                       Liabilities and Equity

 Current liabilities - accounts payable and
     accrued liabilities . . . . . . . . . . . . . . . . . . .            $  27,113            $  19,087

 Long-term loans . . . . . . . . . . . . . . . . . . . . . . .               52,717               47,754

 Deferred tax liability  . . . . . . . . . . . . . . . . . . .                9,120                5,413

 Other long-term liabilities . . . . . . . . . . . . . . . . .                  266                  279
                                                                         ----------           ----------
       Total liabilities . . . . . . . . . . . . . . . . . . .               89,216               72,533
                                                                         ----------           ----------
 Common stock  . . . . . . . . . . . . . . . . . . . . . . . .                  118                  118

 Additional paid in capital  . . . . . . . . . . . . . . . . .               52,191               52,157

 Retained earnings . . . . . . . . . . . . . . . . . . . . . .               20,769               14,652
                                                                         ----------           ----------
       Total equity  . . . . . . . . . . . . . . . . . . . . .               73,078               66,927
                                                                         ----------           ----------
       Total liabilities and equity  . . . . . . . . . . . . .             $162,294             $139,460
                                                                         ==========           ==========

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                              June 30,
                                                  ---------------------               -----------------------
                                                   1996            1995                1996             1995
                                                  -----            -----              ------           ------
 REVENUES
   Oil and gas production  . . . . . . . .       $13,704         $ 9,907             $28,391          $17,722
   Overhead reimbursements
      and management fees  . . . . . . . .           189             110                 365              211
   Other income  . . . . . . . . . . . . .           510             261                 740              521
                                                 -------         -------             -------          -------
          Total revenues . . . . . . . . .        14,403          10,278              29,496           18,454
                                                 -------         -------             -------          -------


 EXPENSES
   Normal lease operating expenses . . . .         1,986           1,261               3,968            2,614
   Major maintenance expenses  . . . . . .           -                49                 260               72
   Production taxes  . . . . . . . . . . .           765             866               1,511            1,462
   Depreciation, depletion and
     amortization  . . . . . . . . . . . .         5,314           3,921              10,334            7,378
   Interest  . . . . . . . . . . . . . . .           747             492               1,537              909
   Salaries, general and administrative  .           810             971               1,662            1,802
   Incentive compensation plan . . . . . .           139             141                 278              281
                                                 -------         -------             -------          -------
          Total expenses . . . . . . . . .         9,761           7,701              19,550           14,518
                                                 -------         -------             -------          -------
 Net income before
   income taxes  . . . . . . . . . . . . .         4,642           2,577               9,946            3,936
                                                 -------         -------             -------          -------
 Provision for income taxes
   Current . . . . . . . . . . . . . . . .            61           -                     122             -
    Deferred . . . . . . . . . . . . . . .         1,726             992               3,707            1,515
                                                 -------         -------             -------          -------
                                                   1,787             992               3,829            1,515
                                                 -------         -------             -------          -------
 Net income  . . . . . . . . . . . . . . .        $2,855          $1,585            $  6,117          $ 2,421
                                                  ======          ======            ========          =======

 Primary and fully diluted earnings
   per share:
     Net income per share  . . . . . . . .        $ 0.24          $ 0.13            $   0.51          $  0.20
                                                  ======          ======            ========          =======

     Average shares outstanding  . . . . .        11,954          11,817              11,954           11,830
                                                  ======          ======            ========          =======


                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                         ----------------------------
                                                                           1996                   1995
                                                                          -----                   ----
 Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . .            $ 6,117               $ 2,421
      Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation, depletion and amortization  . . . . .             10,334                 7,378
           Provision for deferred income taxes . . . . . . . .              3,707                 1,515
                                                                          -------               -------
                                                                           20,158                11,314

            (Increase) decrease in marketable securities . . .             (5,760)                  996
           (Increase) decrease in accounts receivable  . . . .             (1,835)                1,544
           Increase in other current assets  . . . . . . . . .                (28)                 (662)
           Increase (decrease) in accounts payable
                     and accrued liabilities . . . . . . . . .                300                (4,697)
           Other . . . . . . . . . . . . . . . . . . . . . . .                (16)                  (67)
                                                                          -------               -------
 Net cash provided by operating activities . . . . . . . . . .             12,819                 8,428
                                                                          -------               -------
 Cash flows from investing activities:
    Investment in oil and gas properties . . . . . . . . . . .            (16,321)              (19,716)
    Other asset additions  . . . . . . . . . . . . . . . . . .               (191)                  (77)
                                                                          -------               -------

 Net cash used in investing activities . . . . . . . . . . . .            (16,512)              (19,793)
                                                                          -------               -------
 Cash flows from financing activities:
    Proceeds from borrowings . . . . . . . . . . . . . . . . .              9,000                15,600
    Repayment of debt  . . . . . . . . . . . . . . . . . . . .             (4,034)               (5,000)
   Exercise of stock options . . . . . . . . . . . . . . . . .                 34                    41
                                                                          -------              --------
 Net cash provided by financing activities . . . . . . . . . .              5,000                10,641
                                                                          -------              --------
 Net increase (decrease) in cash . . . . . . . . . . . . . . .              1,307                  (724)

 Cash balance beginning of period  . . . . . . . . . . . . . .              6,286                 5,130
                                                                          -------               -------
 Cash balance end of period  . . . . . . . . . . . . . . . . .            $ 7,593               $ 4,406
                                                                          =======               =======
 Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest (net of amount capitalized) . . . . . . . . . .            $ 1,496               $   598
      Income taxes . . . . . . . . . . . . . . . . . . . . . .                 44                    27
                                                                          -------               -------
    Total  . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 1,540               $   625
                                                                          =======               ========

                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements of Stone Energy Corporation (the "Company") at June 30, 1996 and for the three and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and six-month periods ended June 30, 1996 are not necessarily indicative of future financial results.

NOTE 2 - HEDGING ACTIVITIES

         In order to reduce its exposure to the possibility of declining oil and gas prices, the Company hedges with third parties certain of its crude oil and natural gas production in various swap agreement contracts. The crude oil contracts are tied to the price of NYMEX light sweet crude oil futures and are settled monthly based on the differences between contract prices and the average NYMEX prices for that month applied to the contract volumes.
Settlement for gas swap contracts is based on the average of the last three (3) days of trade on the NYMEX for each month of the swap.

         The Company's forward positions as of August 1, 1996, are summarized as follows:

                                                                   Oil                             Gas
                                                         ------------------------        ------------------------
                                                                         Average                         Average
                                                           MBbls          Price           Bbtu            Price
                                                         -------         --------        --------        --------
                            1996  . . . . . . . .             169          $18.98           2,605          $2.129

                            1997  . . . . . . . .              --           --              2,415          $2.328
                                                           -------                         ------
                               Total                          169          $18.98           5,020          $2.225
                                                           =======                         ======

         For the three and six-month periods ended June 30, 1996, net oil and gas hedging losses amounted to $918,811 and $1,781,028, respectively, and were recorded in the accompanying condensed consolidated statement of operations as a reduction of revenues from oil and gas production.

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

         The outstanding balance of the Revolving A Borrowings is due on April 1, 1999 and provides for a limitation on total outstanding borrowings based on a borrowing base amount established by the banks for the Company's oil and gas properties, which is currently $60,000,000. At the option of the Company, the outstanding balance of the Revolving A Borrowings will bear interest at the NationsBank base rate, or at LIBOR plus 1% or 1.25%, depending upon total outstanding borrowings. At June 30, 1996, the outstanding principal balance of the Revolving A Borrowings was $49,573,000 which had a weighted average annual interest rate of 6.86%, and letters of credit totalling $4,827,000 had been issued pursuant to the facility.

         The Revolving B Borrowings of the amended facility, which mature on October 1, 1997, have a borrowing availability of $12,000,000. Utilization of this tranche would allow the bank group to receive a mortgage on the Company's properties comprising at least 80% of its total reserve value, and drawdown fees ranging from 1.5% to 4.5% would apply to such borrowings. The interest rate applicable to the outstanding balance of the Revolving B Borrowings, at the Company's option and depending upon the total borrowings outstanding, would range from the NationsBank base rate plus 0.75% to base rate plus 3.75%, or from LIBOR plus 2% to LIBOR plus 5%. At June 30, 1996, no borrowings had been made pursuant to this facility.

NOTE 4- SUBSEQUENT EVENT

         The Company purchased a 100% working interest in the Lake Hermitage Field, located in Plaquemines Parish, Louisiana, on August 1, 1996, which is also the effective date of the transaction. A maximum of 25% of the acquired
interest may be assigned to two partnerships managed by the Company.   The
total purchase price was $6.5 million.

                            AUDITORS' REVIEW REPORT



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:



         We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of June 30, 1996 and the related condensed consolidated statements of operations for the three and six- month periods ended June 30, 1996 and 1995 and the related condensed consolidated statements of cash flows for the six- month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
August 2, 1996

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

         The Company was formed in March 1993 to become a holding company for The Stone Petroleum Corporation and its subsidiaries and certain interests in three of its managed partnerships. In July 1993, the Company sold for its account a total of 3,655,005 shares of newly issued Common Stock pursuant to its Initial Public Offering. The Company currently has a total of 11,794,249 shares of common stock and no shares of preferred stock outstanding.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three and six-month periods ended June 30, 1996 and 1995.

                                                  Three Months Ended                    Six Months Ended
                                                       June 30,                             June 30,
                                                  --------------------                ---------------------
                                                  1996            1995                1996             1995
                                                  -----           -----               ----             ----
 Production:
    Oil (MBbls)  . . . . . . . . . . . . .           325             360                 663              641
    Gas (MMcf) . . . . . . . . . . . . . .         3,069           1,982               6,128            3,901
    Oil and gas (MBOE) . . . . . . . . . .           837             690               1,684            1,291

 Sales data (in thousands):
    Total oil sales  . . . . . . . . . . .        $6,514          $6,557             $13,091          $11,493
    Total gas sales  . . . . . . . . . . .         7,190           3,350              15,300            6,229

 Average sales prices:
    Oil (per Bbl)  . . . . . . . . . . . .        $20.04          $18.21             $ 19.75          $ 17.93
    Gas (per Mcf)  . . . . . . . . . . . .          2.34            1.69                2.50             1.60
    Per BOE  . . . . . . . . . . . . . . .         16.37           14.36               16.86            13.73
 Average costs (per BOE):
    Normal lease operating
       expenses (a)  . . . . . . . . . . .        $ 2.37          $ 1.83             $  2.36          $  2.02
    General and administrative . . . . . .          0.97            1.41                0.99             1.40
    Depreciation, depletion
       and amortization  . . . . . . . . .          6.27            5.64                6.06             5.64


   (a)  Excludes major maintenance expenses

         Net income for the quarter ended June 30, 1996 was $2.9 million or $0.24 per share, an increase of 80% from 1995's second quarter amounts of $1.6 million or $0.13 per share. For the first six months of 1996, net income was $6.1 million, which represents an increase of 153% over the comparable period of 1995.

         Total oil and gas revenues for the second quarter of 1996 were $13.7 million, an increase of 38% over the same period in 1995. Compared to the quarter ended June 30, 1995, gas production volumes for 1996's second quarter increased 55%, while oil production decreased 10% due to expected decline at the Weeks Island Field. Average oil and gas prices received increased 10% and 39%, respectively, in the second quarter of 1996 from the comparable 1995 period. Overall production quantities for the first six months of 1996 (stated on a BOE basis) increased 30%, and total oil and gas revenues improved 60%, from the first half of 1995.

         Operating expenses per BOE for the second quarter of 1996 were $2.37. Although this amount is higher than the comparable 1995 figure, it is well within the Company's budgeted range for these costs. For the first six months of 1996, general and administrative expenses decreased slightly in total and declined 29% per BOE to $0.99 from $1.40 for the first half of 1995.

         Interest expense increased to $1.5 million for the six months ended June 30, 1996 from $0.9 million for the comparable 1995 period due to higher levels of long term debt. Depreciation, depletion and amortization expense increased $1.4 million in 1996's second quarter from the same period in 1995 primarily due to increased production rates, higher unit revenues and higher finding costs.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL AND CASH FLOW. Working capital at June 30, 1996 was $6.3 million. The Company believes that this capital plus the expected cash flow from operations and borrowings under its bank credit facility will be sufficient to fund its operations and development activities for the foreseeable future. Net cash flow from operations before working capital changes for the second quarter of 1996 was $9.9 million or $0.83 per share, an improvement of 52% from the comparable amounts reported for the quarter ended June 30, 1995 of $6.5 million or $0.55 per share. For the first six months of 1996, net cash flow from operations before working capital changes was $20.2 million, an increase of 78% from the first half of 1995.

         During the second quarter of 1996, the Company invested $17.8 million in its oil and gas properties, primarily in drilling, completion and platform construction activities. In the first half of 1996, the Company invested $24.0 million in its oil and gas properties, which includes $1.2 million of capitalized general and administrative and interest costs. These investments were financed from cash flow from operations and borrowings under the Company's bank credit facility.

         LONG-TERM FINANCING. During the last two quarters of 1996, the Company expects to invest $35 million in oil and gas properties it now owns. Significant investments are planned for Eugene Island Block 243, South Pelto Block 23 and Lake Hermitage Fields. The planned development operations include projects that seek to increase cash flow from proved reserves and provide additions to the Company's reserve base. It is anticipated that these investments will also be funded from a combination of available working capital, cash flow from operations and borrowings under the bank credit facility.

         On March 28, 1996, the Company amended its revolving credit facility with NationsBank of Texas, N.A., as agent for a group of banks that currently includes the First National Bank of Commerce, Hibernia National Bank and the Bank of Boston. The total facility size was increased to $80 million, of which $72 million is currently available. At August 9, 1996, the outstanding principal balance was $49.6 million, which had a weighted average annual interest rate of 6.9%, and letters of credit totaling $4.8 million had been issued pursuant to the facility.

         The Company has a number of outstanding bids for property acquisitions, and is in the process of evaluating a number of other opportunities to acquire reserves, although no future acquisitions can be assured. One or a combination of certain of these possible transactions could fully utilize the sources of capital currently available to the Company. If these opportunities materialize, the Company intends to explore a variety of options to finance these new projects, including an increase in its bank facility, raising additional equity capital, nonrecourse financing, sales of non- strategic properties and joint venture financing.

         FORWARD-LOOKING STATEMENTS. The foregoing discussion of Liquidity and Capital Resources includes forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulations and the ability of the Company to meet its stated business goals.
                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the annual meeting of stockholders held May 16, 1996, the following actions were taken:

           Three Class III Directors, Robert A. Bernhard, Joe R. Klutts and James H. Stone, were elected to serve until the 1999 annual meeting of stockholders. Messrs. Bernhard, Klutts and Stone each received the vote of 9,274,624 shares, and the vote of 32,100 shares for each nominee was withheld. No other Director was standing for election. B.J. Duplantis, John P. Laborde and Michael L. Finch are Class II Directors whose terms expire with the 1998 annual meeting of stockholders. D. Peter Canty, Raymond B. Gary and David R. Voelker are Class I Directors whose terms expire with the 1997 annual meeting of stockholders.

           The proposal to ratify the appointment of Arthur Andersen LLP by the Board of Directors as independent auditors to the company for the year 1996 was approved. The vote was 9,304,324 shares for, 500 shares against and 1,900 shares abstained.

ITEM 5.  OTHER INFORMATION

           The following is a summary of certain of the Company's recent acquisition and development activities.

           In two announcements dated June 25 and July 23, 1996, Stone Energy reported that its OCS-G 1238 No. 22 Well had encountered a total of 90 feet of pay in five sands. The well was drilled and evaluated to a total depth of 15,680 feet at South Pelto Block 23 Field in federal waters offshore Louisiana. The Company is currently evaluating information from the No. 22 Well to assist in the determination of further development plans for this area of the block. The drilling schedule could also impact the design of production facilities and therefore the timing of first production from this well, which could be as early as the fourth quarter of 1996. The Company owns a 98% working interest in the block.

           On August 2, 1996, the Company announced that it had purchased a 100% working interest in approximately 6,400 acres in the Lake Hermitage Field for $6.5 million. The Lake Hermitage Field is located in Plaquemines Parish, Louisiana, approximately 25 miles south southeast of New Orleans. In January 1994, the Company acquired the right to drill wells in designated areas of the field in a farmout transaction with the working interest owner. The purchase closed on August 1, 1996, which is also the effective date of the transaction. The Company acquired an interest in four productive wells which are producing at the combined daily rates of approximately 100 barrels of oil and 0.4 million cubic feet of gas. A maximum of 25% of the acquired interest may be assigned to two partnerships managed by the Company.

           Also on August 2, 1996, the Company tested the most recent well drilled in the Lake Hermitage Field, the dually-completed LLDSB No. 2, at the combined daily rates of 660 barrels of oil and 2.4 million cubic feet of gas. The well was spudded on May 18, 1996, and was drilled to a total depth of 11,645 feet. Based on electric log and core analysis, a total of 185 feet of pay was determined to be productive in eight sands. First sales from the well are expected in October 1996. On July 19, 1996, the Company spudded the LLDSB No. 6 Well, a 2,500-foot offset to the No. 2 Well, which is drilling toward a proposed total depth of 10,500 feet. Stone Energy owns working and revenue interests in both the LLDSB No. 2 and No. 6 Wells of approximately 75% and 60%, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibit 27 Financial Data Schedule

           (b) There were no reports on Form 8-K filed for the three months ended June 30, 1996.


                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STONE ENERGY CORPORATION


Date: August 13, 1996                     By: /s/  MICHAEL L. FINCH
                                              --------------------------------
                                                   Michael L. Finch
                                           Executive Vice President and Chief
                                              Financial Officer
                                           (Authorized Officer and Principal
                                              Financial Officer)

                               INDEX TO EXHIBITS



 Ex 27      Financial Data Schedule