Form 10-Q
period 1996-09-30
STONE ENERGY CORP
filed 1996-11-12
CIK 904080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                   (Mark One)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         COMMISSION FILE NUMBER 1-12074

                                  ------------

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

                                  ------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

     As of November 4, 1996 there were 11,794,249 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                        PAGE
                                     PART I

Item 1.  Financial Statements:
           Condensed Consolidated Balance Sheet
             as of September 30, 1996 and December 31, 1995.........      1

           Condensed Consolidated Statement of Operations
             for the Three and Nine Month Periods Ended
             September 30, 1996 and 1995............................      2

           Condensed Consolidated Statement of Cash Flows
             for the Nine Months Ended September 30, 1996 and 1995..      3

           Notes to Condensed Consolidated Financial Statements.....      4

           Auditors' Review Report..................................      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................      7


                                     PART II

Item 5.  Other Information..........................................     10

Item 6.  Exhibits and Reports on Form 8-K...........................     11

                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In Thousands)


                                                                         September 30,             December 31,
                                Assets                                        1996                     1995
                                                                       ------------------        -----------------
                                                                              (Unaudited)
Current assets:
    Cash and cash equivalents....................................              $    6,686               $    6,286
    Marketable securities, at market.............................                  20,124                   10,232
    Accounts receivable..........................................                  10,621                    7,336
    Other current assets.........................................                     236                      612
                                                                       ------------------        -----------------
      Total current assets.......................................                  37,667                   24,466

Oil and gas properties, net:
    Proved.......................................................                 154,009                  108,820
    Unevaluated..................................................                   4,798                    2,428

Building and land, net of accumulated depreciation...............                   3,229                    3,284

Other assets, net................................................                   1,334                      462
                                                                       ------------------        -----------------
      Total assets...............................................                $201,037                 $139,460
                                                                       ==================        =================
                        Liabilities and Equity

Current liabilities - accounts payable and
    accrued liabilities..........................................                $ 27,647                $  19,087

Long-term loans..................................................                  87,698                   47,754

Deferred tax liability...........................................                  10,334                    5,413

Other long-term liabilities......................................                     259                      279
                                                                       ------------------        -----------------
      Total liabilities..........................................                 125,938                   72,533
                                                                       ------------------        -----------------
Common stock.....................................................                     118                      118

Additional paid in capital.......................................                  52,191                   52,157

Retained earnings................................................                  22,790                   14,652
                                                                       ------------------        -----------------
      Total equity...............................................                  75,099                   66,927
                                                                       ------------------        -----------------
      Total liabilities and equity...............................                $201,037                 $139,460
                                                                       ==================        =================


                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In Thousands, Except per Share Amounts)
                                   (Unaudited)

                                                        Three Months Ended                          Nine Months Ended
                                                           September 30,                              September 30,
                                                  -------------------------------            --------------------------------
                                                     1996                1995                   1996                 1995
                                                  -----------         -----------            -----------         ------------
Revenues
  Oil and gas production.....................         $12,857             $10,302                $41,248              $28,024
  Overhead reimbursements
     and management fees.....................             196                 137                    561                  348
  Other income...............................             198                 217                    938                  738

                                                  -----------         -----------            -----------         ------------
         Total revenues......................          13,251              10,656                 42,747               29,110
                                                  -----------         -----------            -----------         ------------

Expenses
  Normal lease operating expenses............           2,147               1,438                  6,115                4,052
  Major maintenance expenses.................              11                  34                    271                  106
  Production taxes...........................             892                 814                  2,403                2,276
  Depreciation, depletion and
    amortization.............................           5,163               4,408                 15,497               11,786
  Interest...................................             959                 576                  2,496                1,485
  Salaries, general and administrative.......             794                 792                  2,456                2,594
  Incentive compensation plan................               -                   -                    278                  281
                                                  -----------         -----------            -----------         ------------
         Total expenses......................           9,966               8,062                 29,516               22,580
                                                  -----------         -----------            -----------         ------------
Net income before
  income taxes...............................           3,285               2,594                 13,231                6,530
                                                  -----------         -----------            -----------         ------------
Provision for income taxes
  Current....................................              51                 108                    173                  108
  Deferred ..................................           1,213                 890                  4,920                2,405
                                                  -----------         -----------            -----------         ------------
                                                        1,264                 998                  5,093                2,513
                                                  -----------         -----------            -----------         ------------
Net income...................................         $ 2,021             $ 1,596                $ 8,138              $ 4,017
                                                  ===========         ===========            ===========         ============
Primary and fully diluted earnings
  per share:
    Net income per share.....................         $  0.17             $  0.14                 $ 0.68              $  0.34
                                                  ===========         ===========            ===========         ============
    Average shares outstanding...............          11,959              11,803                 11,933               11,819
                                                  ===========         ===========            ===========         ============

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                        -----------------------------------------
                                                                              1996                     1995
                                                                        -----------------        ----------------
Cash flows from operating activities:
   Net income....................................................                 $ 8,138                 $ 4,017
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation, depletion and amortization...............                  15,497                  11,786
          Provision for deferred income taxes....................                   4,920                   2,405

                                                                        -----------------        ----------------
                                                                                   28,555                  18,208

          (Increase) decrease in marketable securities.........                    (9,892)                  6,101
          (Increase) decrease in accounts receivable.............                  (3,285)                    837
          (Increase) decrease in other current assets............                     376                    (263)
          Increase (decrease) in accounts payable
                    and accrued liabilities......................                     260                  (3,599)
          Deferred financing costs...............................                    (653)                      -
          Other..................................................                     (21)                    (47)

                                                                        -----------------        ----------------
Net cash provided by operating activities........................                  15,340                  21,237
                                                                        -----------------        ----------------
Cash flows from investing activities:
   Investment in oil and gas properties..........................                 (54,569)                (36,830)
   Other asset additions.........................................                    (354)                    (94)

                                                                        -----------------        ----------------
Net cash used in investing activities............................                 (54,923)                (36,924)
                                                                        -----------------        ----------------
Cash flows from financing activities:
   Proceeds from borrowings......................................                  44,000                  20,600
   Repayment of debt.............................................                  (4,051)                 (5,000)
   Exercise of stock options.....................................                      34                      66

                                                                        -----------------        ----------------
Net cash provided by financing activities........................                  39,983                  15,666
                                                                        -----------------        ----------------
Net increase (decrease) in cash..................................                     400                     (21)

Cash balance beginning of period.................................                   6,286                   5,130
                                                                        -----------------        ----------------
Cash balance end of period.......................................                 $ 6,686                 $ 5,109
                                                                        =================        ================
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized).......................                 $ 2,343              $    1,338
      Income taxes...............................................                      95                     108
                                                                        -----------------        ----------------
   Total.........................................................                 $ 2,438              $    1,446
                                                                        =================        ================

                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Statements

         The condensed consolidated financial statements of Stone Energy Corporation (the "Company") at September 30, 1996 and for the three and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of future financial results.

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

         The Company's forward positions as of November 4, 1996, are summarized as follows:


                         Oil                                Gas
              ---------------------------      ----------------------------
                              Average                            Average
                               Price                              Price
                Mbbls        (per Bbl)             MMBtu        (per MBtu)
              ----------   --------------       ------------   ------------
1996........         180      $21.60                   1,380      $2.167

1997........         165      $20.76                   2,415      $2.328
                     ---                               -----
    Total            345      $21.20                   3,795      $2.269
                     ===                               =====


         For the three and nine-month periods ended September 30, 1996, net oil and gas hedging losses amounted to $713,673 and $2,494,701, respectively, and were recorded in the accompanying condensed consolidated statement of operations as a reduction of revenues from oil and gas production.

                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Long-Term Loans

         On September 26, 1996 the Company amended its credit facility with NationsBank of Texas, N.A., as agent for a group of banks. The total amount of the facility is $125,000,000 and is comprised of a three-year revolving credit loan and a one-year term loan. Current availability of the facility is $105,000,000, and at September 30, 1996 the weighted average interest rate of the facility was 7.9% per annum, the total outstanding principal balance was $84,600,000 and letters of credit totaling $6,627,000 had been issued pursuant to the facility.

         The revolver provides for total availability of $80,000,000 with a borrowing base limitation on total outstanding borrowings which currently is $60,000,000. The term loan of $45,000,000 was established to finance the closing of three recent acquisitions and certain development costs incurred during the third quarter of 1996. If the term loan is outstanding on January 1, 1997, the banks have the right to redetermine the borrowing base of the facility. Although a redetermination could result in an acceleration of the payments due under the term loan, management believes the reserves will be sufficient to support the current availability under the facility. The Company intends to retire the term loan in November 1996 with the proceeds from the common stock offering described in Note 4.

Note 4 - Subsequent Events


         The Company acquired a 62.5% working interest in Vermilion Block 46 Field for $15,400,000 on September 27, 1996. In a separate transaction with a different company, in 1993 the Company purchased an approximate 37.5% working interest in this field for $3,700,000. Pursuant to prior contractual obligations, the Company assigned a portion of the acquired interest to two partnerships it manages, and retained a 76% working interest with an approximate 65% net revenue interest in the field.

         On September 27, 1996, the Company acquired a 50% working interest with a 41% net revenue interest in the Vermilion Block 131 Field for $5,100,000. In addition to the purchase price, a letter of credit in the amount of $1,800,000 was established to secure the Company's obligation to abandon the property. The Company is the operator of the property.

         On October 17, 1996, the Company filed a registration statement with the Securities and Exchange Commission for an offering by the Company and certain selling stockholders of 3.2 million shares of common stock (an additional 480,000 shares may be offered to cover over allotments). Proceeds from the offering will be used to repay the term loan described in Note 3, to fund future development projects and acquisitions, and to provide working capital for general corporate purposes.

                             AUDITORS' REVIEW REPORT



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:




         We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of September 30, 1996 and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 1996 and 1995 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
October 24, 1996

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

Results of Operations

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three and nine-month periods ended September 30, 1996 and 1995.

                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                  ------------------------       -------------------------
                                                     1996         1995              1996          1995
                                                  -----------  -----------       -----------  ------------
Production:
     Oil (MBbls)...............................      361           395             1,023          1,036
     Gas (MMcf)................................    2,479         2,301             8,608          6,202
     Oil and gas (MBOE)........................      774           779             2,458          2,070

Sales data (in thousands):
     Total oil sales...........................   $7,232        $6,840           $20,323        $18,333
     Total gas sales...........................    5,625         3,462            20,925          9,691

Average sales prices:
     Oil (per Bbl).............................   $20.03        $17.32           $ 19.87        $ 17.70
     Gas (per Mcf).............................     2.27          1.50              2.43           1.56
     Per BOE...................................    16.61         13.22             16.78          13.54

Average costs (per BOE):
     Normal lease operating
        expenses (a)...........................   $ 2.77        $ 1.85           $  2.49        $  1.96
     General and administrative................     1.03          1.02              1.00           1.25
     Depreciation, depletion
        and amortization.......................     6.58          5.62              6.23           5.63

     (a)  Excludes major maintenance expenses

         Net income for the quarter ended September 30, 1996 was $2.0 million or $0.17 per share, an increase of 27% over the net income reported for the third quarter of 1995 of $1.6 million or $0.14 per share. For the first nine months of 1996, net income was $8.1 million, which represents an increase of 103% over the comparable period of 1995, and exceeds the twelve month net income for all of 1995.

         Total oil and gas revenues for the first nine months of 1996 were $41.2 million, an increase of 47% over the same period in 1995. Gas production volumes increased 39%, while oil volumes declined 1%. Oil and gas prices for the nine months ended September 30, 1996, averaged $19.87 per barrel and $2.43 per thousand cubic feet, representing increases of 12% and 56%, respectively, over the prices received for the comparable 1995 period.

         Operating expenses per BOE for the first nine months of 1996 were $2.49. Although this amount is higher than the comparable 1995 figure, it is well within the Company's budgeted range for these costs. For the first nine months of 1996, general and administrative expenses decreased slightly in total and declined 20% per BOE to $1.00 from $1.25 for the comparable 1995 period.

         Depreciation, depletion and amortization expense for oil and gas properties increased to $15.3 million in the first nine months of 1996 from $11.7 million for the same period in 1995 due to increased production rates and higher finding costs per unit. Interest expense for the first nine months of 1996 increased to $2.5 million from $1.5 million for the comparable 1995 period because of a higher average outstanding balance under the Company's bank credit facility.

Liquidity and Capital Resources

         Working Capital and Cash Flow. Working capital at September 30, 1996 was $10.0 million. On October 17, 1996, the Company filed a registration statement with the Securities and Exchange Commission for an offering of 3,200,000 shares of common stock, consisting of 2,741,159 shares to be offered by the Company and 458,841 shares to be sold by certain stockholders. An additional 480,000 shares may be offered to cover over allotments. Proceeds from the offering will be used to repay the term loan described below, to fund future development projects and acquisitions, and to provide working capital for general corporate purposes. The Company believes that this capital plus the expected cash flow from operations and borrowings under its bank credit facility will be sufficient to fund its operations and development activities for the foreseeable future. Net cash flow from operations before working capital changes for 1996's third quarter was $8.4 million or $0.70 per share, an improvement of 22% from the comparable amounts reported for the quarter ended September 30, 1995 of $6.9 million or $0.58 per share. For the first nine months of 1996, net cash flow from operations before working capital changes was $28.6 million, an increase of 57% from the comparable period of 1995.

         During the third quarter of 1996, the Company invested $38.8 million in the acquisition and development of oil and gas properties, of which $21.5 million related to the three acquisitions announced during the quarter. Total investments in oil and gas properties for the first nine months of 1996 were $62.9 million, an increase of 79% from the comparable period of 1995. The investments for the nine months ended September 30, 1996 include capitalized general and administrative costs of $1.7 million.

         Long-Term Financing. During the fourth quarter of 1996, the Company expects to invest $26 million in oil and gas properties it now owns. Significant investments are planned for South Pelto Block 23 Field and Eugene Island Block
243. The planned development operations include projects that seek to increase cash flow from proved reserves and provide additions to the Company's reserve base. It is anticipated that these investments will also be funded from a combination of available working capital, cash flow from operations and borrowings under the bank credit facility.

         On September 26, 1996 the Company amended its credit facility with NationsBank of Texas, N.A., as agent for a group of banks that currently includes the First National Bank of Commerce, Hibernia National Bank and the First National Bank of Boston. The total facility size was increased to $125 million, of which $105 million is currently available. At November 4, 1996, the outstanding principal balance was $80.6 million, which had a weighted average annual interest rate of 7.6%, and letters of credit totaling $6.6 million had been issued pursuant to the facility.

         The facility is comprised of a three-year revolving credit loan and a one-year term loan. The revolver provides for total availability of $80 million, of which $60 million is currently available. The term loan of $45 million was established to finance the closing of three acquisitions and certain development costs which the Company incurred during the third quarter of 1996. If the term loan is outstanding on January 1, 1997, the banks have the right to redetermine the borrowing base of the facility. Although a redetermination could result in an acceleration of the payments due under the term loan, management believes the reserves will be sufficient to support the current availability under the facility. The Company intends to retire the term loan in November 1996 with the proceeds of the common stock offering described below.

         The Company has a number of outstanding bids for property acquisitions and is in the process of evaluating a number of other opportunities to acquire reserves, although no future acquisitions can be assured. One or a combination of certain of these possible transactions could fully utilize the sources of capital currently available to the Company. If these opportunities materialize, the Company intends to explore a variety of options to finance these new projects, including an increase in its bank facility, raising additional equity capital, nonrecourse financing, sales of non-strategic properties and joint venture financing.

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

                                     PART II

Item 5.  Other Information

         The following is a summary of certain of the Company's recent activities.

         On September 27, 1996, the Company announced that it had acquired a 50% working interest with a 41% net revenue interest in the Vermilion Block 131 Field from a major oil company for $5.1 million. In addition to the purchase price, a letter of credit in the amount of $1.8 million was established to secure the Company's obligation to abandon the property. The Company acquired the operating rights for the property, and the remaining 50% interest is owned by a major oil company. The effective date of the purchase is August 1, 1996, and the acquisition includes interests in six producing wells and six shut-in wells. Vermilion Block 131 is located approximately 30 miles offshore Louisiana in water depth of 60 feet. At the date of acquisition, daily production from the field was approximately 9.6 million cubic feet of gas.

         In an announcement dated October 1, 1996, the Company reported that it acquired a 62.5% working interest in Vermilion Block 46 Field for $15.4 million on September 27, 1996 from a major oil company. The effective date of the purchase is August 1, 1996, and the acquisition includes interests in two producing wells and two shut-in wells. In a separate transaction with a different company in 1993, the Company had purchased an approximate 28% working interest in this field for $2.8 million. Pursuant to prior contractual obligations, the Company assigned a portion of the acquired interest to two partnerships it manages, and retained a 76% working interest with an approximate 65% net revenue interest in the field. Vermilion Block 46 Field is located approximately 10 miles offshore Louisiana in water depth of 30 feet.

         On October 16, 1996, the Company announced its estimated proved oil and gas reserves as of August 31, 1996, prepared in accordance with SEC guidelines. The estimated proved reserves attributable to acquisitions closed in August and September 1996, which were verified by an independent engineering firm, are included in these amounts and comprise 27% of the total reserve quantities as of August 31, 1996. The following table sets forth certain comparative summary information from the new estimates and the estimates issued as of December 31, 1995.

                                        August 31,   December 31,   Percentage
                                          1996          1995         Increase
                                        ----------   ------------   ----------

Present value of estimated future
  pre-tax net cash flows @ 10%
  annual discount ($MM)                    $263.5        $179.7          47%

Proved oil reserves (MMBbls)                 10.5           8.0          31%

Proved gas reserves (Bcf)                   128.9          81.2          59%

Total proved reserves in equivalent
  barrels (MMBOE)                            32.0          21.5          49%

Average oil price ($/Bbl)                  $21.95        $19.40          13%

Average gas price ($/Mcf)                   $2.43         $2.39           2%


         On November 7, 1996, the Company announced that its recently completed Goodrich-Cocke No. 3 Well tested at the daily rates of 845 barrels of oil and
0.5 million cubic feet of gas. The directionally drilled well reached a total measured depth of 9,786 feet and logged 142 net feet of oil productive interval. The well is located in the Company's West Weeks Island Field onshore in Iberia Parish, Louisiana, and the Company owns a 100% working interest before payout in the well. First production from the Goodrich-Cocke No. 3 Well is expected by late November 1996.


Item 6.  Exhibits And Reports On Form 8-K

           (a)    Exhibit 27 Financial Data Schedule

           (b) The Company filed a Current Report on Form 8-K dated October 16, 1996 that disclosed the results of a report of the Company's estimated proved oil and gas reserves dated as of August 31, 1996, prepared in the accordance with SEC guidelines.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            STONE ENERGY CORPORATION


Date: November 12, 1996                   By: /s/ Michael L. Finch
                                              ---------------------
                                                  Michael L. Finch
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Authorized Officer and
                                                   Principal Financial Officer)

                                 EXHIBIT INDEX


                          27 -- Financial Data Schedule