Form 10-K405
period 1996-12-31
STONE ENERGY CORP
filed 1997-03-28
CIK 904080

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 1-12074

                            STONE ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

State of incorporation: Delaware   I.R.S. Employer Identification No 72-1235413

                           625 E. Kaliste Saloom Road
                           Lafayette, Louisiana 70508
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (318) 237-0410

               Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
          -------------------                       ---------------------
 Common Stock, Par Value $.01 Per Share             New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              [x] Yes         [  ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $278,359,000 as of March 14, 1997 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape).

         As of March 14, 1997, the registrant had outstanding 15,015,408 shares of Common Stock, par value $.01 per share.

         Document incorporated by reference: Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 15, 1997, which is incorporated into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
                                     PART I

Item 1.   Business......................................................     1

Item 2.   Properties....................................................     7

Item 3.   Legal Proceedings.............................................     9

Item 4.   Submission of Matters to a Vote of Security Holders...........    10

Item 4A.  Executive Officers of the Registrant..........................    10


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...........................................    12

Item 6.   Selected Financial and Operating Data.........................    13

Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    14

Item 8.   Financial Statements and Supplementary Data...................    20

Item 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    20


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant............    20

Item 11.  Executive Compensation........................................    20

Item 12.  Security Ownership of Certain Beneficial Owners and Management    20

Item 13.  Certain Relationships and Related Transactions................    20


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.................................................    21



          Index to Financial Statements................................    F-1

          Glossary of Certain Industry Terms...........................    G-1

                                                      PART I

ITEM 1.  BUSINESS

OVERVIEW

    Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploitation and operation of oil and gas properties onshore and offshore in the Gulf Coast Basin. The Company and its predecessors have conducted exploration, development and production operations in the Gulf Coast Basin since 1973, which gives the Company extensive geophysical, technical and operational expertise in this area. As of December 31, 1996, the Company had estimated proved reserves of approximately 144.3 Bcf of natural gas and 12.8 MMBbls of oil, or an aggregate of approximately 36.8 MMBOE, with a present value of estimated pre-tax future net cash flows of $448.9 million (based upon prices in December 1996).

    The Company's business strategy, adopted in 1990, is to increase production, cash flow and reserves through the acquisition and development of mature properties located in the Gulf Coast Basin. These properties have characteristics that include an established production history, proved undeveloped reserves and multiple prospective reservoirs that provide significant development opportunities, an attractive price due to low current production levels and the ability to control operations. Prior to acquiring a property, the Company performs a thorough geological, geophysical and engineering analysis of the property to formulate a comprehensive development plan. Development activities seek to increase cash flow from existing proved reserves and to establish additional proved reserves. These activities typically involve the drilling of new wells, workovers and recompletions of existing wells, and the application of other techniques designed to increase production.

    Since 1993, the Company has increased the number of properties in which it has an interest from five to 14, and serves as operator of 13 of these properties. In addition, the Company has substantially expanded its technical database, including 3-D seismic data relating to its properties and potential acquisitions. As a result, the Company has been able to significantly increase its development activities. For the year ending December 31, 1997, the Company has budgeted capital expenditures for development operations of $104 million, which includes plans to drill 23 new wells, conduct 26 workovers/recompletions on existing wells and, depending upon the success of specific development activities, install three new offshore production platforms. The Company's capital expenditures for 1996 totalled $79.4 million, of which $22.0 million was for the acquisition of interests in producing properties.

    The Company completed its initial public offering of common stock in July 1993 (the "Initial Public Offering"), and its shares are listed on the New York Stock Exchange. A secondary offering of common stock was completed in November 1996, and the Company had a total of 15,015,408 shares outstanding at March 31, 1997. Stone Energy is headquartered in Lafayette, Louisiana, with additional offices in New Orleans and Houston.

    As used herein, the "Company" or "Stone Energy" refers to Stone Energy Corporation and its consolidated subsidiaries, unless the context requires otherwise. Certain terms relating to the oil and gas industry are defined in "Glossary of Certain Industry Terms", which begins on page G-1 of this Form 10-K.

OIL AND GAS MARKETING

    All of the Company's natural gas is sold at current market prices. The Company's oil and natural gas condensate production is sold at current market prices, either under short-term contracts providing for variable or market sensitive prices or under various long-term contracts that dedicate the oil and natural gas condensate from a property or well to a single purchaser for an extended period of time, but which still involve variable, market sensitive pricing. From time to time, the Company may enter into transactions hedging the price of oil, natural gas and natural gas condensate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION AND MARKETS

    Competition in the Gulf Coast Basin is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. The Company competes with the major oil companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of the Company's competitors have financial resources and exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete, particularly in regions outside of the Gulf Coast Basin.

    The availability of a ready market for and the price of any hydrocarbons produced will depend on many factors beyond the control of the Company, including the extent of domestic production and imports of foreign oil, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the effect of federal and state regulation of allowable rates of production, taxation and the conduct of drilling operations and federal regulation of natural gas. In addition, the restructuring of the natural gas pipeline industry virtually eliminated the gas purchasing activity of traditional interstate gas transmission pipeline buyers. See "Regulation-Federal Regulation of Sales and Transportation of Natural Gas." Producers of natural gas have therefore been required to develop new markets among gas marketing companies, end users of natural gas and local distribution companies. All of these factors, together with economic factors in the marketing area, generally may affect the supply and/or demand for oil and gas and thus the prices available for sales of oil and gas.

REGULATION

    REGULATION OF PRODUCTION. In all areas where the Company conducts activities, there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may promulgate rules in connection with the operation and production of both oil and gas wells, determine the reasonable market demand for oil and gas, and establish allowable rates of production. Such regulatory orders may restrict the rate at which the Company's wells produce oil or gas below the rate at which such wells would be produced in the absence of such regulatory orders, with the result that the amount or timing of the Company's revenues could be adversely affected.

    FEDERAL LEASES. The Company has oil and gas leases in the Gulf of Mexico, which were granted by the federal government and are administered by the United States Department of the Interior Minerals Management Service (the "MMS"). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the United States Environmental Protection Agency (the "EPA")), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf ("OCS") to meet stringent engineering and construction specifications. The MMS proposed additional safety-related regulations concerning the design and operating procedures for OCS production platforms and pipelines. These proposed regulations were withdrawn pending further discussions among interested federal agencies. The MMS also has regulations restricting the flaring or venting of natural gas, and recently amended such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. With respect to any Company operations conducted on offshore federal leases, liability may generally be imposed under the Outer Continental Shelf Lands Act (the "OCSLA") for costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases.

    Since November 26, 1993, new levels of lease and areawide bonds have been required of lessees taking certain actions with regard to OCS leases. Operators in the OCS waters of the Gulf of Mexico, including the Company, have been or may be required to increase their areawide bonds and individual lease bonds to $3 million and $1 million, respectively, unless exemptions or reduced amounts are allowed by the MMS. The Company currently has an areawide pipeline bond of $0.3 million and areawide lease bonds totaling $3.0 million issued in favor of the MMS for its existing offshore properties. The MMS also has discretionary authority to require supplemental bonding in addition to the foregoing required bonding amounts but this authority is only exercised on a case-by-case basis at the time of filing an assignment of record title interest for MMS approval. Based upon certain financial parameters, the Company has been granted exempt status by the MMS, which exempts the Company from the supplemental bonding requirements. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

    The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of natural gas produced from federal leases. The principle feature in the amendments, as proposed, would establish an alternative market-index based method to calculate royalties on certain natural gas production sold to affiliates or pursuant to non-arm's-length sales contracts. The MMS has proposed this rulemaking to facilitate royalty valuation in light of changes in the gas marketing environment. In addition, the MMS has recently issued a notice of proposed rulemaking in which it proposes to amend it regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's-length and non-arm's-length crude oil transactions to decrease reliance on crude oil posted prices and assign a value to crude oil that better reflects market value, establish a new MMS form for collecting value differential data and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on these matters, nor can it predict at this stage of the rulemaking proceeding how the Company might be affected by amendments to the regulations.

    OIL PRICE CONTROLS AND TRANSPORTATION RATES. Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at negotiated prices. Effective as of January 1, 1995, the Federal Energy Regulatory Commission (the "FERC") implemented regulations establishing an indexing system for transportation rates for oil that could increase the cost of transporting oil to the purchaser. The Company is not able to predict what effect, if any, this order will have on it, but it may tend to increase transportation costs or reduce wellhead prices for crude oil.

    FEDERAL REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the FERC. In the past, the Federal government has regulated the prices at which gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

    Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B, and 636-C (collectively, "Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas suppliers. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although, Order No. 636, assuming it is upheld in its entirety, could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636, could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. The FERC has issued final orders in all Order No. 636 pipeline restructuring proceedings. The United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") has generally affirmed Order No. 636 and remanded certain issues for further explanation or clarification. The issues remanded for further action do not appear to materially affect the Company. A number of parties have appealed the D.C. Circuit's ruling to the United State Supreme Court and proceedings on the remanded issues are currently ongoing before the FERC following its issuance of Order No. 636-C in February 1997. Numerous petitions for review of the individual pipeline restructuring orders are currently pending in that court. Although it is difficult to predict when all appeals of pipeline restructuring orders will be completed or their impact on the Company, the Company does not believe that it will be affected by the restructuring rule and orders any differently than other natural gas producers and marketers with which it competes.

     The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order No. 636 and, more recently, the price that shippers can charge for their released capacity. In addition, in 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1996, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any additional FERC action on these matters would affect the Company only indirectly, any new rules and policy statements may have the effect of enhancing competition in natural gas markets by, among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions. The Company cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

    The OCSLA requires that all pipelines operating on or across the OCS provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the OCS.

    Commencing in May 1994, the FERC issued a series of orders in individual cases that delineate its new gathering policy. Among other matters, the FERC slightly narrowed its statutory tests for establishing gathering status and reaffirmed that, except in situations in which the gatherer acts in concert with an interstate pipeline affiliate to frustrate the FERC's transportation policies, it does not generally have jurisdiction over natural gas gathering facilities and services, and that such facilities and services located in state jurisdictions are properly regulated by state authorities. This FERC action may further encourage regulatory scrutiny of natural gas gathering by state agencies. In addition, the FERC has approved several transfers by interstate pipelines of gathering facilities to unregulated independent or affiliated gathering companies, subject to the transferee providing service for two years from the date of transfer to the pipeline's existing customers pursuant to a default contract or pursuant to mutually agreeable terms. In August 1996, the D.C. Circuit largely upheld the FERC's new gathering policy, but remanded the FERC's default contract condition. The Company does not believe that it will be affected by the FERC's new gathering policy any differently than other producers, gatherers and marketers with which it competes.

     The new gathering policy thus far announced by the FERC in these orders does not address its jurisdiction over pipelines operating on or across the OCS pursuant to the OCSLA. If the FERC were to apply Order No. 509 to gatherers in the OCS, eliminate the exemption of gathering lines, and redefine its jurisdiction over gathering lines, then these acts could result in a reduction in available pipeline space for existing shippers in the Gulf of Mexico, such as the Company.

    Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

    ENVIRONMENTAL REGULATIONS. The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. Legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

    The Oil Pollution Act ("OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75,000,000 in other damages. Few defenses exist to the liability imposed by OPA.

    OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, OPA requires responsible parties for offshore facilities to provide financial assurance in the amount of $35 million to cover potential OPA liabilities. This amount can be increased up to $150 million if a formal risk assessment indicates that an amount higher than $35 million should be required. The Company does not anticipate that it will experience any difficulty in satisfying the MMS's requirements for demonstrating financial responsibility under OPA.

      In 1996, the American Institute of Certified Public Accountants issued its Statement of Position 96-1 ("SOP 96-1"), which provides guidance on accounting for environmental remediation liabilities. SOP 96-1 interprets existing Financial Accounting Standards Board standards applicable to public companies. The Company intends to apply SOP 96-1 starting in 1997. The Company believes adoption of SOP 96-1 will not have a material adverse impact on its results of operations or financial position.

    The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

    The EPA has indicated that the Company may be potentially responsible for costs and liabilities associated with alleged releases of hazardous substances at two sites. See "Item 3. Legal Proceedings-Environmental."

    The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The FWPCA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry to coastal waters. Although the costs to comply with recently-enacted zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's results of operations or financial position. In 1992 the EPA adopted regulations requiring certain oil and gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

OPERATIONAL RISKS AND INSURANCE

    The Company's operations are subject to the usual hazards incident to the drilling of oil and gas wells, such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. The Company's activities are also subject to perils peculiar to marine operations, such as capsizing, collision, and damage or loss from severe weather. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

    The Company maintains insurance of various types to cover its operations, including maritime employer's liability and comprehensive general liability. Amounts in excess of base coverages are provided by primary and excess umbrella liability policies with ultimate limits of $50 million. In addition, the Company maintains up to $50 million in operator's extra expense coverage, which provides coverage for the care, custody and control of wells drilled and/or completed plus redrill and pollution coverage. The exact amount of coverage for each well is dependent upon its depth and location.

    The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

EMPLOYEES

    At March 14, 1997, the Company had 72 full time employees. The Company believes that its relationships with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement. From time to time the Company utilizes the services of independent contractors to perform various field and other services.

ITEM 2.  PROPERTIES

    The Company has grown principally through the acquisition and subsequent development and exploitation of properties purchased from major oil companies. The Company's proved oil and gas reserves at December 31, 1996 were attributable to 14 properties, seven of which are in the Gulf of Mexico offshore Louisiana, and seven of which are onshore Louisiana. The Company currently manages eight partnerships formed prior to its Initial Public Offering, and less than 5% of the Company's assets are owned through these entities.

OIL AND GAS RESERVES

    The following table sets forth estimated net proved oil and gas reserves of the Company and the present value of estimated future pre-tax net cash flows related to such reserves as of December 31, 1996. All information in this Form 10-K relating to estimated oil and gas reserves and the estimated future net cash flows attributable thereto is based upon the reserve reports (the "Reserve Reports") prepared by Atwater Consultants, Ltd. and Cawley, Gillespie & Associates, Inc., both independent petroleum engineers, as of December 31, 1996. Using the information contained in the Reserve Reports, the average product prices for all of the Company's properties were $25.97 per Bbl of oil and $3.94 per Mcf of gas. All product pricing and cost estimates used in the Reserve Reports are in accordance with the rules and regulations of the Securities and Exchange Commission, and, except as otherwise indicated, the reported amounts give no effect to federal or state income taxes otherwise attributable to estimated future cash flows from the sale of oil and gas. The present value of estimated future net cash flows has been calculated using a discount factor of 10%.

                                                           PROVED                   PROVED                   TOTAL
                                                          DEVELOPED              UNDEVELOPED                PROVED
                                                       ---------------         ----------------         ---------------
                                                                            (DOLLARS IN THOUSANDS)
Oil (MBbls)..........................................            9,260                    3,512                  12,772
Gas (MMcf)...........................................          109,628                   34,688                 144,316
Total oil and gas (MBOE).............................           27,531                    9,294                  36,825
Estimated future net revenues before
    income taxes.....................................         $534,540                 $177,839                $712,379
Present value of estimated future
    pre-tax net cash flows...........................         $341,476                 $107,419                $448,895

    There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. As a result, estimates of reserves made by different engineers for the same property will often vary. Results of drilling, testing and production subsequent to the date of an estimate may justify a revision of such estimates. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately produced. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geological success, prices, future production levels and costs that may not prove to be correct. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of such estimates depends on the accuracy of the assumptions upon which they are based. For example, the market prices for oil and natural gas on the date of this Form 10-K were significantly lower than the prices used for purposes of such estimates.

    As an operator of domestic oil and gas properties, the Company has filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by Public Law 93-275. There are differences between the reserves as reported on Form EIA-23 and as reported herein. The differences are attributable to the fact that Form EIA-23 requires that an operator report on the total reserves attributable to wells which are operated by it, without regard to ownership (i.e., reserves are reported on a gross operated basis, rather than on a net interest basis).

ACQUISITION, PRODUCTION AND DRILLING ACTIVITY

    ACQUISITION AND DEVELOPMENT COSTS. The following table sets forth certain information regarding the costs incurred by the Company in its development and acquisition activities during the periods indicated.


                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                       1996               1995              1994
                                                    -----------        ----------        -----------
                                                                            (In thousands)
 Acquisition costs.................................     $26,650           $ 8,074            $11,465
 Development costs.................................      24,090            27,383             22,241
 Exploratory costs.................................      26,339             8,261              4,719
                                                    -----------        ----------        -----------
   Subtotal........................................      77,079            43,718             38,425
 Capitalized general and administrative costs and
    interest, net of fees and reimbursements........      2,325             1,790              2,749
                                                    -----------        ----------        ----------
 Total costs incurred..............................     $79,404           $45,508            $41,174
                                                    ===========        ==========        ===========


    PRODUCTIVE WELL AND ACREAGE DATA. The following table sets forth certain statistics for the Company regarding the number of productive wells and developed and undeveloped acreage as of December 31, 1996.


                                                  GROSS                NET
                                             -------------       --------------
Productive Wells:
    Oil(1).................................          52.00                35.07
    Gas(2).................................          30.00                20.65
                                             -------------       --------------
        Total..............................          82.00                55.72
                                             =============       ==============
Developed Acres:
    Onshore Louisiana......................       2,806.60             1,903.49
    Offshore Louisiana.....................       7,200.00             4,065.01
                                             -------------       --------------
        Total..............................      10,006.60             5,968.50
                                             =============       ==============
Undeveloped Acres(3):
    Onshore Louisiana......................      17,606.67            15,320.83
    Offshore Louisiana.....................      27,338.88            17,914.04
                                             -------------       --------------
        Total..............................      44,945.55            33,234.87
                                             =============       ==============
-----------------
(1)     Four gross wells each have dual completions.
(2)     Nine gross wells each have dual completions.
(3) Leases covering approximately 0.99% of the Company's undeveloped acreage will expire in 1997, 1.93% in 1998, 0.37% in 1999, 7.85% in 2000 and
        5.55% in 2001. Leases covering the remainder of the Company's undeveloped gross acreage (83.31%) are held by production.

    DRILLING ACTIVITY. The following table sets forth the Company's drilling activity for the periods indicated.


                                                    GROSS                 NET
                                                  ---------            --------
Wells drilled during the years ended December 31:

    1996:
        Exploratory..............................   4.00                 3.73
        Development..............................   5.00                 4.50

    1995:
        Exploratory..............................   3.00                 2.94
        Development..............................   6.00                 4.40

    1994:
        Exploratory..............................   2.00                 1.75
        Development..............................  12.00                 7.64


All wells drilled were productive except for three gross exploratory wells (2.75 net) and one gross development well (0.76 net) which were drilled in 1996, two gross exploratory wells (1.94 net) and one gross development well (0.38 net) which were drilled in 1995 and three gross development wells (2.34 net) which were drilled in 1994.

TITLE TO PROPERTIES

    The Company has obtained title opinions on substantially all of its producing properties and believes it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough but less vigorous than that conducted prior to drilling, consistent with standard practice in the oil and gas industry. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects before proceeding with operations. A thorough title examination has been performed with respect to substantially all producing properties owned by the Company.

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL

    In August 1989, the Company was advised by the EPA that it believed the Company to be a potentially responsible party (a "PRP") for the cleanup of an oil field waste disposal facility located near Abbeville, Louisiana, which was included on CERCLA's National Priority List (the "Superfund List") by the EPA in March 1989. In addition to the Company, approximately 370 other companies have been named as being potentially responsible for the cleanup of the site. While the Company's records do not indicate that any drilling wastes generated by the Company were disposed of at this site, it is possible that one or more waste haulers contracted by the Company may have disposed of wastes at this site. Given the extremely large number of PRPs at this site, management does not believe that any liability for this site would materially adversely affect the financial condition of the Company.

    In August 1989, the Company was advised by the EPA that it believed the Company to be a PRP for the cleanup of an oil field waste disposal facility located adjacent to the site described above. This site is presently owned by a subsidiary of Dow Chemical Corporation that performed remediation activities at this site in 1987 before it was placed on the Superfund List by the EPA in October 1989. The Company entered into a settlement agreement with Dow

Chemical Corporation on September 16, 1996, releasing the Company from any anticipated claims at this site. The Company paid Dow $50,000 in connection with such settlement.

OTHER PROCEEDINGS

    In December 1995, Goodrich Leasehold L.L.C. and Goodrich Drillers L.L.C. filed a civil action (No. 95-61313) in the 333rd Judicial District Court, Harris County, Texas, against the Company in an attempt to set aside a farmout agreement affecting portions of the West Flank of the Weeks Island Field in Iberia Parish, Louisiana. Management believes that this claim is without merit and intends to vigorously defend this action.

    The Company is also named as a defendant in certain lawsuits and is a party to certain regulatory proceedings arising in the ordinary course of business. Management does not expect these matters, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding the names and ages of (as of March 14, 1997) and positions held by each of the Company's executive officers. The Company's executive officers serve at the discretion of the Board of Directors.



                      NAME                               AGE                             POSITION
                      ----                               ---                             --------
James H. Stone..................................         71         Chairman of the Board and Chief Executive
                                                                    Officer
Joe R. Klutts...................................         62         Vice Chairman of the Board
D. Peter Canty..................................         50         President, Chief Operating Officer and
                                                                    Director
Michael L. Finch................................         41         Executive Vice President, Chief Financial
                                                                    Officer and Director
Phillip T. Lalande..............................         47         Vice President - Engineering
James H. Prince.................................         54         Vice President, Chief Accounting Officer and
                                                                    Controller
Andrew L. Gates, III............................         49         Vice President - Legal, Secretary and General
                                                                    Counsel
E. J. Louviere..................................         48         Vice President - Land
Craig L. Glassinger.............................         49         Vice President - Acquisitions


    The following biographies describe the business experience of the executive officers of the Company for at least the past five years. The Company was formed in March 1993 to become a holding company for The Stone Petroleum Corporation ("TSPC") and its subsidiaries.

    James H. Stone has served as Chairman of the Board and Chief Executive Officer of the Company since March 1993, and as Chairman of the Board of TSPC since 1981 and served as President of TSPC from September 1992 to July 1993. Mr. Stone is currently a director of Hibernia Corporation and Newpark Resources, Inc., and is a member of the Advisory Committee of the St. Louis Rams Football Company.

    Joe R. Klutts has served as Vice Chairman of the Board since March 1994 and as a Director since March 1993. He has also served as a Director of TSPC since 1981. He served as President of the Company from March 1993 to February

1994, and as Executive Vice President - Exploration and President of TSPC from 1981 to 1993 and from July 1993 to May 1994, respectively.

    D. Peter Canty served as an Executive Vice President of the Company from March 1993 to March 1994, when he was named President of the Company. He has also served as Chief Operating Officer and as a Director of the Company since March 1993. Mr. Canty was a Vice President and the Chief Geologist of TSPC from 1987 to May 1994, when he was named President of TSPC.

    Michael L. Finch has served as Executive Vice President, Chief Financial Officer and Director since March 1993. From 1988 through July 1993, he was a partner in the firm of Finch & Pierret, CPAs, which performed a substantial amount of financial reporting, tax compliance and financial advisory services for TSPC and its affiliates.

    Phillip T. Lalande has served as Vice President - Engineering of the Company since March 1995. He served as the Company's Operations Manager from July 1993 to March 1995, and as a consulting engineer to TSPC from 1988 to July 1993.

    James H. Prince has served as Vice President, Chief Accounting Officer and Controller of the Company since March 1993 and as Vice President and Controller of TSPC since 1981, as Treasurer since 1989, as Secretary from 1989 to 1991 and as Assistant Secretary since 1992.

    Andrew L. Gates, III has served as Vice President - Legal, Secretary and General Counsel of the Company since August 1995. Prior to joining Stone Energy in 1995, he was a partner in the law firm of Ottinger, Gates, Hebert & Sikes from 1987 to August 1995.

    E. J. Louviere has served as Vice President - Land since June 1995. He served as the Land Manager of TSPC and the Company from July 1981 to June 1995.

    Craig L. Glassinger has served as Vice President - Acquisitions of the Company since December 1995. He served TSPC and Stone Energy from October 1992 to December 1995 as Acquisitions Manager. Prior to joining TSPC, he was a division geologist for Forest Oil Corporation for approximately ten years.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

    Since July 9, 1993, the Common Stock has been listed on the New York Stock Exchange under the symbol "SGY." The following table sets forth, for the periods indicated, the high and low sales prices per share for the Common Stock.


                                              HIGH                  LOW
                                          -------------        -------------
    1995
        First Quarter...................       19                   14
        Second Quarter..................       15 5/8               11 5/8
        Third Quarter...................       13 5/8               11
        Fourth Quarter..................       15 3/4               11 1/4
    1996
        First Quarter...................       17 1/4               13 1/4
        Second Quarter..................       20 1/8               15 5/8
        Third Quarter...................       23 1/2               17 3/4
        Fourth Quarter..................       30                   18 1/8

    1997
        First Quarter (through March 14, 1997).29 3/4               21 1/4


    On March 14, 1997, the last reported sales price on the New York Stock Exchange Composite Tape was $25 1/8 per share. As of that date there were approximately 153 holders of record of the Common Stock.

    The Company has not in the past, and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain earnings, if any, for the future operation and development of its business. The Company has entered into a credit facility that contains provisions that may have the effect of limiting or prohibiting the payment of dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

                   SELECTED HISTORICAL FINANCIAL INFORMATION
                    (In thousands, except per share amounts)

     The following table sets forth a summary of selected historical financial information for the five years ended December 31, 1996 for the Company. This information is derived from the consolidated financial statements of the Company and the notes thereto. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."


                                                                                    YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                    1996       1995       1994           1993       1992
                                                                    ----       ----       ----           ----       ----
STATEMENT OF OPERATIONS DATA:
    Operating revenue:
      Oil production revenue...................................     $27,788    $24,775    $18,482     $17,752    $14,557
      Gas production revenue...................................      28,051     13,918     12,697      10,718      5,778
      Other revenue............................................       2,126      1,858      1,708       1,252        616
                                                                    -------    -------    -------     -------   --------
        Total revenue..........................................      57,965     40,551     32,887      29,722     20,951
                                                                     ------     ------     ------      ------     ------
    Expenses:
      Normal lease operating expenses..........................       8,625      6,294      5,312       4,326      4,164
      Major maintenance expenses...............................         427        446      1,834         822        148
      Production taxes.........................................       3,399      3,057      2,303       2,000      1,557
      Depreciation, depletion and amortization.................      19,564     15,719     11,569       8,028      5,019
      Interest expense.........................................       3,574      2,191        982       1,499      1,743
      Other expense ...........................................           -          -          -         245        365
      General and administrative costs.........................       3,509      3,298      3,099       2,248      1,818
      Incentive compensation plan..............................         928         85      1,358           -          -
      Exchange offer expenses..................................           -          -         -          780          -
                                                                    -------     ------     ------      ------     ------
        Total expenses.........................................      40,026     31,090     26,457      19,948     14,814
                                                                    -------     ------     ------      ------     ------
    Net income before income taxes and cumulative
      effect of change in accounting principle.................      17,939      9,461      6,430       9,774      6,137
                                                                    -------    -------     ------     -------    -------
    Provision for income taxes:
      Current..................................................         208        131          -           -         -
      Deferred.................................................       6,698      3,514      2,410         943         -
                                                                   --------     ------     ------    -------- ---------
        Total income taxes.....................................       6,906      3,645      2,410         943         -
                                                                   --------     ------     ------    -------- ---------
    Net income before cumulative effect of change in
      accounting principle.....................................      11,033      5,816      4,020       8,831      6,137
    Cumulative effect of change in accounting principle (2)....           -          -          -          -       1,377
                                                                ---------------------------------------------    -------
    Net income.................................................     $11,033     $5,816     $4,020      $8,831     $7,514
                                                                    -------     ======     ======      ======     ======

    Earnings and dividends per common share:
      Net income per share before accounting
        principle change.......................................       $0.89      $0.49      $0.34       $0.88      $0.71
      Cumulative effect of accounting principle change.........           -          -          -           -       0.16
                                                                  ---------  ---------   --------    --------     ------
      Net income per common share..............................       $0.89      $0.49      $0.34       $0.88      $0.87
                                                                      =====      =====      =====       =====      =====
      Net income per common share assuming full dilution.......       $0.88      $0.49      $0.34       $0.88      $0.87
                                                                      =====      =====      =====       =====      =====
      Cash dividends declared..................................           -          -          -           -          -

CASH FLOW DATA:
    Net cash provided by operating
      activities (before working capital changes)..............     $37,295    $25,049    $17,911     $17,852    $11,156
    Net cash provided by operating
      activities...............................................      32,333     27,499      9,609      13,857     14,417

BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital (deficit)..................................      $6,683     $5,379     $4,437     $18,421   $ (6,655)
    Oil and gas properties, net................................     171,396    111,248     81,291      60,097     49,722
    Total assets (2)...........................................     209,406    139,460    109,956      98,770     65,117
    Long-term debt, less current portion.......................      26,172     47,754     22,725      21,620     26,659
    Stockholders' equity (1)(2)................................     144,441     66,927     61,045      56,997      2,046

----------------
(1) Mandatorily redeemable preferred stock outstanding at December 31, 1992 of $15,203 is not included in stockholders' equity.
(2) Total assets and stockholders' equity at December 31, 1993 and 1992 have been restated for an adjustment of the cumulative effect of the adoption in 1992 of SFAS No. 109.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for each year of the three-year period ended December 31, 1996. The Company's financial statements and the notes thereto contain detailed information that should be referred to in conjunction with the following discussion.
See "Item 8. Financial Statements and Supplementary Data."

FORMATION OF STONE ENERGY

    The Company was formed in March 1993 to become a holding company for TSPC, its subsidiaries and certain partnership interests, and approximately 8.1 million shares of Common Stock were issued to holders of interests in those entities. In July 1993, the Company also sold approximately 3.7 million shares of newly issued Common Stock in the Initial Public Offering. In November 1996, the Company completed a secondary offering of an additional 3.2 million shares of Common Stock.

OPERATING ENVIRONMENT

    At present, the Company does not expect that changes in the rates of overall economic growth or inflation will significantly impact product prices in the short-term. While gas prices seem most dependent on weather in North America and corresponding usage, oil prices are more subject to global economic forces and supply. Because all of these factors are beyond the control of the Company, its marketing efforts have been devoted to achieving the best price available in each geographic location and a limited amount of fixed price sales and hedging transactions to take advantage of short-term prices it believes to be attractive.

    Demand for drilling rigs and related products and services has increased significantly during 1996, and the costs associated with these items are higher than one year ago. The Company has experienced delays of one to two months in obtaining drilling rigs and certain other services, and in some instances the costs incurred are higher than originally budgeted. Despite these changes in the market for drilling supplies and services, the Company does not expect these current conditions to have a material impact on the timing or long-term profitability of its planned activities.

    The inventory of oil and gas properties offered for sale has declined over the last several years. This reduced availability of properties, combined with the emergence during the same period of a number of well-capitalized independent oil and gas companies, has caused an increase in the prices paid for properties.

RESULTS OF OPERATIONS

    The following table sets forth certain operating information with respect to the oil and gas operations of the Company and summary information with respect to the Company's estimated proved oil and gas reserves. See "Item
2. Properties-Oil and Gas Reserves."


                                                                                  YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------------
                                                                        1996               1995                1994
                                                                   ------------        ------------        ------------
PRODUCTION:
    Oil (MBbls)...................................................      1,356              1,400               1,113
    Gas (MMcf)....................................................     11,331              8,399               6,629
    Oil and gas (MBOE)............................................      3,245              2,800               2,218
SALES DATA (IN THOUSANDS):
    Total oil sales...............................................    $27,788            $24,775             $18,482
    Total gas sales...............................................     28,051             13,918              12,697
AVERAGE SALES PRICES:
    Oil (per Bbl).................................................     $20.49             $17.70              $16.61
    Gas (per Mcf).................................................       2.48               1.66                1.92
    Per BOE.......................................................      17.21              13.82               14.06
AVERAGE COSTS (PER BOE):
    Normal operating costs........................................      $2.66              $2.25               $2.39
    General and administrative....................................       1.08               1.18                1.40
    Depreciation, depletion and amortization......................       5.93               5.57                5.15
RESERVES AT DECEMBER 31:
    Oil (MBbls)...................................................     12,772              7,985               6,455
    Gas (MMcf)....................................................    144,316             81,179              68,285
    Oil and gas (MBOE)............................................     36,825             21,515              17,836
    Present value of estimated pre-tax future
      net cash flows (in thousands)...............................   $448,895           $179,725             $97,391

    1996 COMPARED TO 1995. Net income for the year ended December 31, 1996 was $11.0 million, an increase of 90% from 1995 earnings of $5.8 million. Earnings per share rose to $0.89 in 1996, as compared to $0.49 per share in 1995. Net income for the three months ended December 31, 1996, was $2.9 million or $0.21 per share, an increase from the $1.8 million and $0.15 per share reported for the fourth quarter of 1995.

    For 1996, oil and gas revenues were $55.8 million as compared to $38.7 million in 1995, a 44% increase. Proceeds from sales of production in 1996 were 50% oil and 50% gas, as compared to 64% and 36%, respectively, for 1995. Production volumes for 1996 were 1.4 MMBOE of oil and 11.3 Bcf of gas. Oil production for 1996 was essentially the same as 1995, and gas deliveries increased 35% from the 1995 amount of 8.4 Bcf of gas.

    The increase in 1996's oil and gas revenues resulted from overall production growth of 16% for the year and a 25% increase in the average price received per BOE. The average gas price per Mcf increased 49% to $2.48 in 1996 from the 1995 amount of $1.66, and the average oil price per barrel climbed 16%, from $17.70 in 1995 to $20.49 in 1996. For the fourth quarter of 1996, oil and gas revenues were 37% higher than for the comparable 1995 period due to overall increases, stated in equivalent barrels, in production of 8% and prices of 27%.

    Normal operating costs for 1996 increased in total to $8.6 million from $6.3 million in 1995 due to an increased number of properties and higher production rates. The primary reason for the increase in such costs on a unit of production basis ($2.66 per BOE in 1996 versus $2.25 per BOE in 1995) was certain nonrecurring repairs and generally higher costs of services, although the 1996 unit amount is within the Company's budgeted range for these costs.

    Total depreciation, depletion and amortization ("DD&A") expense attributable to oil and gas properties increased because of higher production rates and investments in the properties. This non-cash expense increased to $19.3 million or $5.93 per BOE in 1996 from $15.6 million or $5.57 per BOE in 1995.

    During 1996, the Company borrowed funds pursuant to its bank credit facility to finance a portion of its capital expenditures budget, and as a result interest expense increased to $3.6 million in 1996 from $2.2 million in 1995. General and administrative costs also increased in total to $3.5 million in 1996 from $3.3 million in 1995, but on a unit basis declined 9% to $1.08 per BOE in 1996 from $1.18 per BOE in 1995. Due to higher bonus awards during the year, the expenses of the Company's incentive compensation program increased to $0.9 million in 1996 from $0.1 million in 1995.

    Pre-tax income increased to $17.9 million in 1996 from $9.5 million in 1995, and therefore the tax provision increased to $6.9 million in 1996 from $3.6 million in 1995. Except for an estimated minimum tax liability of $0.2 million, the remainder of the tax provision is deferred and does not require current funding.

      The Company's reserves at December 31, 1996 were 36.8 MMBOE and represent an increase of 71% from the comparable amount one year earlier of 21.5 MMBOE. Oil reserves increased to 12.8 MMBbls at the end of 1996 from 8.0 MMBbls at the beginning of the year, and gas reserves rose to 144.3 Bcf at December 31, 1996 from 81.2 Bcf at December 31, 1995.

    1995 COMPARED TO 1994. Net income for the year ended December 31, 1995 was $5.8 million or $0.49 per share, an increase of 45% from 1994 earnings of $4.0 million or $0.34 per share. Net cash flow from operations before working capital changes for 1995 increased 40% to $25.0 million or $2.11 per share, from comparable 1994 amounts of $17.9 million or $1.51 per share.

    For 1995, oil and gas revenues were $38.7 million as compared to $31.2 million in 1994, a 24% increase. Proceeds from sales of production in 1995 were 64% oil and 36% gas, as compared to 59% and 41%, respectively, for 1994. Production volumes for 1995 were 1.4 MMBbls of oil and 8.4 Bcf of gas. Oil production was up 26% and gas deliveries increased 27% from the 1994 amounts of
1.1 MMBbls of oil and 6.6 Bcf of gas. The increase in 1995's revenues resulted from overall production growth of 26% for the year, despite a 2% decline in the average prices received per BOE. The average gas price per Mcf decreased by 14% to $1.66 in 1995 from the 1994 amount of $1.92, but the average oil price per Bbl climbed 7% from $16.61 in 1994 to $17.70 in 1995.

    Normal operating costs for 1995 increased in total to $6.3 million from $5.3 million in 1994 due to an increased number of properties and higher production rates. When stated on a unit basis, such costs were $2.25 per BOE in 1995 and $2.39 per BOE in 1994, a 6% improvement. Major maintenance expenses, or workover costs of producing zones, were $0.4 million in 1995 as compared to $1.8 million in 1994.

    DD&A expense attributable to oil and gas properties increased because of higher production rates and investments in the properties. This non-cash expense increased to $15.6 million or $5.57 per BOE in 1995 from $11.4 million or $5.15 per BOE in 1994.

    During 1995, the Company borrowed funds pursuant to its bank credit facility to finance a portion of its capital expenditures budget, and interest expense increased to $2.2 million in 1995 from $1.0 million in 1994. General and administrative costs also increased in total to $3.3 million in 1995 from $3.1 million in 1994, but on a unit basis declined 16% to $1.18 per BOE in 1995 from $1.40 per BOE in 1994. The expenses of the Company's bonus plan declined to $0.1 million in 1995 from $1.4 million in 1994.

    Pre-tax income increased to $9.5 million in 1995 from $6.4 million in 1994, and therefore the tax provision increased to $3.6 million in 1995 from $2.4 million in 1994. Except for an estimated minimum tax liability of $0.1 million, the remainder of the tax provision is deferred and does not require current funding.

    The Company's reserves at December 31, 1995 were 21.5 MMBOE and represent an increase of 21% from the comparable amount one year earlier of 17.8 MMBOE. Oil reserves increased to 8.0 MMBbls at the end of 1995 from

6.5 MMBbls at the beginning of the year, and gas reserves rose to 81.2 Bcf at December 31, 1995 from 68.3 Bcf at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

    In November 1996, the Company completed a secondary offering of 3.2 million shares of Common Stock. The net proceeds of $66.4 million were used to retire the Term Loan and reduce the outstanding balance of the Revolver. See "Liquidity and Capital Resources - Historical Financing Sources." The Company believes that its existing working capital, combined with expected cash flow from operations and borrowings under its bank credit facility, will be sufficient to fund its operations and development activities through the end of 1997.

    WORKING CAPITAL AND CASH FLOW. Working capital at December 31, 1996 was $6.7 million. Net cash flow from operations before working capital changes for 1996 was $37.3 million, which represents a 49% increase from the 1995 amount of $25.0 million. On a per share basis, net cash flow from operations before working capital changes was $3.03 per share in 1996 as compared to $2.11 per share in 1995.

    During 1996, the Company invested $79.4 million in its oil and gas properties, which included $2.3 million of capitalized general and administrative and interest costs. These investments were financed from cash flow from operations and borrowings under the Company's bank credit facility.

    The Company's production is sold on month-to-month contracts at prevailing prices. From time to time, however, the Company has entered into hedging transactions or fixed price sales contracts for its oil and gas production. The purpose of these transactions is to reduce the Company's exposure to future oil and gas price declines. This hedging policy provides that, unless prices change by more than 25%, not more than one-half of the Company's production quantities can be hedged without the consent of the Company's Board of Directors. Such swap agreements typically provide for monthly payments by (if prices rise) or to (if prices decline) the Company based on the difference between the strike price and the average closing price of the near month NYMEX futures contract for each month of the agreement. Because its properties are located in the Gulf Coast Basin, the Company believes that fluctuations in the NYMEX futures prices will closely match changes in the market prices for its production.

    The Company's net loss from hedging transactions relating to 1995 production was $11,000. Such swap contracts totaled 218.4 MBbls of oil and 460 BBtus of gas. Additionally, the Company delivered 165.2 MBbls of oil at the Cut Off Field during the eight month period ending August 31, 1995, at the fixed price of $18.15 per barrel. The quantities associated with these hedging and fixed price contracts represented 27% and 6% of the Company's oil and gas production for 1995, respectively.

    The Company's net loss from hedging transactions for 1996 was $3.8 million. Swap contracts totaled 493.9 MBbls of oil and 4,880 BBtus of gas, which represented approximately 36% and 43%, respectively, of the Company's oil and gas production for the year. As of March 14, 1997, the Company had hedged oil and gas prices for certain future periods, and the applicable periods, quantities and average prices are as follows:


                                                        OIL                                      GAS
                                        -----------------------------------      -----------------------------------
                                             VOLUMES              PRICE              VOLUMES               PRICE
                PERIOD                       (MBBLS)             ($/BBL)             (BBTUS)             ($MMBTU)
                                        ----------------      -------------      ---------------      --------------
First quarter 1997.....................       164.5               20.76               1,645                2.84
Second quarter 1997....................          -                   -                  910                2.19
Third quarter 1997.....................          -                   -                  310                2.14

        HISTORICAL FINANCING SOURCES. Since the Company's Initial Public Offering in July 1993, the Company has financed its activities with offering proceeds, cash flow from operations, borrowings under its bank credit facility described below and investments by two partnerships formed before the Initial Public Offering which had uncommitted funds. These partnerships were provided the option of participating for a combined interest of 25%, subject to the amount of available funds, in all new properties acquired by the Company that met their investment criteria. As of December 1994, all funds of these partnerships were committed and the Company is not required to offer participation in subsequently acquired properties to these entities, unless such acquisitions represent additional interests in properties already owned by the partnerships.

    In September 1996, the Company amended its credit facility with NationsBank of Texas, N.A. ("NationsBank"), as agent for a group of banks that includes the First National Bank of Commerce ("FNBC"), Hibernia National Bank and the First National Bank of Boston. The total facility amount was $125 million which was comprised of a three-year revolving credit facility (the "Revolver") and a one-year term loan (the "Term Loan"). Proceeds of borrowings are to be used to finance the acquisition of oil and gas reserves and for general corporate purposes. Interest is payable quarterly. The credit agreement provides for certain covenants, including restrictions or requirements with respect to working capital, net worth, disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. Such covenants may result in the limitation or prohibition of the payment of cash dividends by the Company. A facility fee of $650,000 was paid by the Company on September 26, 1996, and a portion of the fee was expensed in the fourth quarter of 1996 upon the retirement of the Term Loan.

    The Revolver provides for total availability of $80 million with a limitation on total outstanding borrowings based on a borrowing base amount established by the banks for the Company's oil and gas properties, which is $60 million and is scheduled for redetermination in April 1997. At the option of the Company, the outstanding balance of the Revolver will bear interest at the NationsBank base rate, or at LIBOR plus a spread of 0.75% to 1.25%, depending upon total outstanding borrowings. At March 14, 1997, the Revolver had an outstanding principal balance of $23.1 million with a weighted average interest rate of 6.3% per annum, and letters of credit totaling $6.6 million had been issued pursuant to the facility. The principal balance of the Revolver is due on October 1, 1999.

    The Term Loan was established to finance the closing of certain 1996 acquisitions and certain development costs incurred by the Company during the third quarter of 1996. On September 27, 1996, the Company borrowed $31.2 million of the $45 million which was available under this portion of the facility. The outstanding balance of the Term Loan was retired on November 15, 1996, and under its terms is no longer available to the Company.

    On November 30, 1995, the Company executed a term loan agreement with FNBC in the original principal amount of $3.3 million for the purchase of the RiverStone office building, a portion of which is used by the Company for its Lafayette office. The loan has a five year term bearing interest at a rate of 7.45% over the entire term of the loan. Principal and interest are payable monthly and are based upon a 20 year amortization period. The indebtedness under the agreement is collateralized by the building. This loan agreement contains covenants and restrictions that are similar to the NationsBank credit facility.

    LONG-TERM FINANCING. The Company's 1997 capital expenditures budget is $104 million. Initially, this budget has been allocated to finance the continued development of its property base and would be funded by a combination of cash flow from operations and borrowings currently available under its bank credit facility. A number of proposals for property acquisitions are currently outstanding, and evaluations of a number of other properties for potential purchase or joint venture are continuing, although no offers have been accepted and no future acquisitions can be assured. The Company may seek additional capital to finance future acquisitions or development activities beyond its current plans. In addition to the public markets, the Company would also consider new private financing sources and joint venture or partnership structures to fund such additional investments.

      REGULATORY AND LITIGATION ISSUES. In December 1995, Goodrich Leasehold L.L.C. and Goodrich Drillers L.L.C. filed a civil action against the Company in an attempt to set aside a Farmout Agreement affecting portions of the West Flank of the Weeks Island Field in Iberia Parish, Louisiana. Management believes that this claim is without merit and intends to vigorously defend this action.

      The Company is also named as a defendant in certain lawsuits and is a party to certain regulatory proceedings arising in the ordinary course of business. The regulatory proceedings include two instances in which the EPA has indicated that it believes that the Company is a PRP for the cleanup of oilfield waste facilities. Management does not expect these matters, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

    Since November 26, 1993, new levels of lease and areawide bonds have been required of lessees taking certain actions with regard to OCS leases. Operators in the OCS waters of the Gulf of Mexico, including the Company, have been or may be required to increase their areawide bonds and individual lease bonds to $3 million and $1 million, respectively, unless exemptions or reduced amounts are allowed by the MMS. The Company currently has an areawide pipeline bond of $0.3 million and areawide lease bonds totaling $3.0 million issued in favor of the MMS for its existing offshore properties. The MMS also has discretionary authority to require supplemental bonding in addition to the foregoing required bonding amounts but this authority is only exercised on a case-by-case basis at the time of filing an assignment of record title interest for MMS approval. Based upon certain financial parameters, the Company has been granted exempt status by the MMS, which exempts the Company from the supplemental bonding requirements. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

    As amended by the Coast Guard Authorization Act of 1996, OPA requires responsible parties for offshore facilities to provide financial assurance in the amount of $35 million to cover potential OPA liabilities. This amount can be increased up to $150 million if a formal risk assessment indicates that an amount higher than $35 million should be required. The Company does not anticipate that it will experience any difficulty in satisfying the MMS's requirements for demonstrating financial responsibility under OPA.

      In 1996, the American Institute of Certified Public Accountants issued its Statement of Position 96-1 ("SOP 96-1"), which provides guidance on accounting for environmental remediation liabilities. SOP 96-1 interprets existing Financial Accounting Standards Board standards applicable to public companies. The Company intends to apply SOP 96-1 starting in 1997. The Company believes adoption of SOP 96-1 will not have a material adverse impact on its results of operations or financial position.

     The Company operates under numerous state and federal laws enacted for the protection of the environment. In the ordinary course of business, the Company conducts an ongoing review of the effects of these various environmental laws on its business and operations. The estimated cost of continued compliance with current environmental laws, based upon the information currently available, is not material to the Company's results of operations or financial position. It is impossible to determine whether and to what extent the Company's future performance may be affected by environmental laws; however, management believes that such laws will not have a material adverse effect on the Company's results of operations or financial position.

FORWARD-LOOKING STATEMENTS

    Certain of the statements set forth under this Item and elsewhere in this Form 10-K, such as the statements regarding planned capital expenditures (including the number of wells to be drilled in 1997) and the availability of capital resources to fund capital expenditures, are forward-looking and are based upon assumptions and anticipated results that are subject to numerous risks and uncertainties. The actual amount of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services, the availability of capital resources and the extent to which proved properties are acquired. In addition, the drilling of oil and gas wells is subject to governmental regulations and operating risks. See "Regulation" and "Operational Risks and Insurance" in Item 1 of this Form 10-K. The availability of capital resources is dependent upon the Company's ability to generate cash flow from operations and to remain in compliance with its credit agreements and is subject to the risks and uncertainties attendant to adverse general economic and financial market conditions, including stock prices, interest rates and credit availability, as well as conditions prevailing in the oil and gas industry.

ACCOUNTING MATTERS

    BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and its proportionate share of certain partnerships, TSPC and TSPC's proportionate share of certain partnerships. All intercompany balances and transactions are eliminated.

    FULL COST METHOD. The Company uses the full cost method of accounting for its oil and gas properties. Under this method, all acquisition and development costs, including certain related employee costs and general and administrative costs (less any reimbursements for such costs) incurred for the purpose of acquiring and finding oil and gas are capitalized. The net employee, general and administrative costs that were capitalized were $2.3 million, $1.8 million and $2.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company amortizes its investment in oil and gas properties using the future gross revenue method.

    DEFERRED INCOME TAXES. Deferred income taxes have been determined in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." TSPC recorded a deferred tax asset on January 1, 1992, based on the estimated value to be derived from the utilization of the tax attribute carryovers of TSPC and its subsidiaries. As of December 31, 1996, the Company has a deferred tax liability of $12.1 million which has been calculated with the assumption that the Company will have sufficient taxable income in future years to utilize certain tax attribute carryforwards. The achievement of these levels of taxable income, however, is subject to a number of factors beyond the control of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information concerning this Item begins on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    For information concerning Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the definitive Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 15, 1997, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference. For information concerning Item 10 - Executive Officers of Registrant, see Part I - Item 4A.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1. FINANCIAL STATEMENTS:

    The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included on pages F-1 through F-22 of this Form 10-K.

    Report of Independent Public Accountants

    Consolidated Balance Sheet as of the years ended December 31, 1996 and 1995

    Consolidated Statement of Operations for the three years in the period ended December 31, 1996

    Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1996

    Consolidated Statement of Changes in Equity for the three years in the period ended December 31, 1996

    Notes to the Consolidated Financial Statements

    2.  FINANCIAL STATEMENT SCHEDULES:

    All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

    3.  EXHIBITS:

     3.1 -- Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 33-62362)).

     3.2   --  Restated Bylaws of the Registrant (incorporated by reference to
               Exhibit 3.2 to the Registrant's Registration Statement on
               Form S-1 (Registration No. 33-62362)).

   +10.1   --  Stone Energy Corporation 1993 Nonemployee Directors' Stock
               Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (Registration
               No. 33-62362)).

   +10.2   --  Deferred Compensation and Disability Agreements between TSPC and D. Peter Canty dated July 16, 1981, and between TSPC and Joe
               R. Klutts and James H. Prince dated August 23, 1981 and September
               20, 1981, respectively (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1
               (Registration No. 33-62362)).

   +10.3   --  Conveyances of Net Profits Interests in certain properties to
               D. Peter Canty and James H. Prince (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-62362)).

   +10.4   --  Stone Energy Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration
               Statement on Form S-1 (Registration No. 33-62362)).

   +10.5   --  Stone Energy Corporation Annual Incentive Compensation Plan
               (incorporated by reference to Exhibit 10.14 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1993
               (File No. 011-12074)).

    10.6   --  Second Amended and Restated Credit Agreement between the
               Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as Agent, dated as of September 26, 1996 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 1996 (File No. 011-12074)).

   +10.7   --  Deferred Compensation and Disability Agreement between TSPC and
               E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1995
               (File No. 011-12074)) .

    10.8   --  Term Loan Agreement, dated November 30, 1995, between the
               Registrant and First National Bank of Commerce (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 011-12074)) .

    21.1   --  Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

   *23.1   --  Consent of Arthur Andersen LLP

   *23.2   --  Consent of Atwater Consultants, Ltd.

   *23.3   --  Consent of Cawley, Gillespie & Associates, Inc.

   *27     --  Financial Data Schedule
    ------------
    *  Filed herewith.
    +  Identifies management contracts and compensatory plans or arrangements.

(B)      REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K on October 16, 1996 that disclosed the results of a report of the Company's estimated proved oil and gas reserves dated as of August 31, 1996, prepared in accordance with Securities and Exchange Commission guidelines.

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF LAFAYETTE, STATE OF LOUISIANA, ON THE 26TH DAY OF MARCH, 1997.

                                     STONE ENERGY CORPORATION


                                     By:     /s/ JAMES H. STONE
                                        -------------------------------
                                                 James H. Stone
                                            Chairman of the Board and
                                             Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT, THIS FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


                 SIGNATURE                                       TITLE                      DATE
                 ---------                                       -----                      ----
             /s/ JAMES H. STONE               Chief Executive Officer and              March 26, 1997
   -----------------------------------------    Chairman of the Board
               James H. Stone                 (Principal Executive Officer)

             /s/ D. PETER CANTY               President, Chief Operating Officer       March 26, 1997
   -----------------------------------------    and Director
                 D. Peter Canty

            /s/ MICHAEL L. FINCH              Executive Vice President, Chief          March 26, 1997
   -----------------------------------------    Financial Officer and Director
                Michael L. Finch              (Principal Financial Officer)

             /s/ JAMES H. PRINCE              Vice President, Chief Accounting         March 26, 1997
   -----------------------------------------    Officer and Controller
                 James H. Prince              (Principal Accounting Officer)

              /s/ JOE R. KLUTTS               Director and Vice Chairman of            March 26, 1997
   -----------------------------------------    the Board
                  Joe R. Klutts

            /s/ DAVID R. VOELKER              Director                                 March 26, 1997
   -----------------------------------------
                David R. Voelker

             /s/ JOHN P. LABORDE              Director                                 March 26, 1997
   -----------------------------------------
                 John P. Laborde

           /s/ ROBERT A. BERNHARD             Director                                 March 26, 1997
   -----------------------------------------
               Robert A. Bernhard

             /s/ RAYMOND B. GARY              Director                                 March 26, 1997
   -----------------------------------------
                 Raymond B. Gary

             /s/ B. J. DUPLANTIS              Director                                 March 26, 1997
   -----------------------------------------
                 B. J. Duplantis

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants................................   F-2

Consolidated Balance Sheet of Stone Energy Corporation as of
   December 31, 1996 and 1995...........................................   F-3

Consolidated Statement of Operations of Stone Energy Corporation
   for the years ended December 31, 1996, 1995 and 1994.................   F-4

Consolidated Statement of Cash Flows of Stone Energy Corporation
   for the years ended December 31, 1996, 1995 and 1994.................   F-5

Consolidated Statement of Changes in Equity of Stone Energy Corporation
   for the years ended December 31, 1996, 1995 and 1994.................   F-6

Notes to Consolidated Financial Statements..............................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of
Stone Energy Corporation:


We have audited the accompanying consolidated balance sheets of Stone Energy Corporation (a Delaware corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Energy Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP


New Orleans, Louisiana
February 28, 1997

                            STONE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEET


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                              DECEMBER 31,
                                                                                 --------------------------------------
                                     ASSETS                                            1996                   1995
                                     ------                                      ----------------         -------------
Current assets:
    Cash and cash equivalents...................................................           $9,864                $6,286
    Marketable securities, at market............................................           10,331                10,232
    Accounts receivable.........................................................           12,466                 7,247
    Unbilled accounts receivable................................................              470                    89
    Other current assets........................................................               94                   612
                                                                                 ----------------         -------------
      Total current assets......................................................           33,225                24,466
Oil and gas properties--full cost method of accounting:
    Proved, net of accumulated depreciation, depletion and
      amortization of $125,533 and $106,277, respectively.......................          167,562               108,820
    Unevaluated.................................................................            3,834                 2,428
Building and land, net of accumulated depreciation of $79 and
      $0, respectively..........................................................            3,390                 3,284
Other assets, net of accumulated depreciation and amortization
    of $2,058 and $4,177, respectively..........................................            1,395                   462
                                                                                 ----------------         -------------
      Total assets..............................................................         $209,406              $139,460
                                                                                 ================         =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term loans..........................................              $76                   $69
    Advance payments............................................................              354                   373
    Accounts payable to vendors.................................................           17,651                10,980
    Undistributed oil and gas proceeds..........................................            4,567                 5,228
    Other accrued liabilities...................................................            3,894                 2,437
                                                                                 ----------------         -------------
      Total current liabilities.................................................           26,542                19,087
Long-term loans.................................................................           26,172                47,754
Deferred tax liability..........................................................           12,112                 5,413
Other long-term liabilities.....................................................              139                   279
                                                                                 ----------------         -------------
      Total liabilities.........................................................           64,965                72,533
                                                                                 ----------------         -------------
Commitments and Contingencies (see Note 9)
Common Stock, $.01 par value; authorized 25,000,000 shares;
    issued and outstanding 15,015,408 and 11,792,349 shares, respectively.......              150                   118
Paid-in capital.................................................................          118,606                52,157
Retained earnings...............................................................           25,685                14,652
                                                                                 ----------------         -------------
      Total equity..............................................................          144,441                66,927
                                                                                 ----------------         -------------
      Total liabilities and equity..............................................         $209,406              $139,460
                                                                                 ================         =============

 The accompanying notes are an integral part of this consolidated balance sheet.

                            STONE ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                       YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------------
                                                                            1996                1995                 1994
                                                                        ------------         -----------         ------------
Revenues:
    Oil and gas production.............................................      $55,839             $38,693              $31,179
    Overhead reimbursements and management fees........................          814                 522                  444
    Other income.......................................................        1,312               1,336                1,264
                                                                        ------------         -----------         ------------
      Total revenues...................................................       57,965              40,551               32,887
                                                                        ------------         -----------         ------------
Expenses:
    Normal lease operating expenses....................................        8,625               6,294                5,312
    Major maintenance expenses.........................................          427                 446                1,834
    Production taxes...................................................        3,399               3,057                2,303
    Depreciation, depletion and amortization...........................       19,564              15,719               11,569
    Interest...........................................................        3,574               2,191                  982
    Salaries and other employee costs..................................        2,062               1,663                1,566
    Incentive compensation plan........................................          928                  85                1,358
    General and administrative costs...................................        1,447               1,635                1,533
                                                                        ------------         -----------         ------------
      Total expenses...................................................       40,026              31,090               26,457
                                                                        ------------         -----------         ------------
Net income before income taxes ........................................       17,939               9,461                6,430
                                                                        ------------         -----------         ------------
Provision for income taxes:
    Current............................................................          208                 131                   --
    Deferred...........................................................        6,698               3,514                2,410
                                                                        ------------         -----------         ------------
      Total income taxes...............................................        6,906               3,645                2,410
                                                                        ------------         -----------         ------------
Net income.............................................................      $11,033              $5,816               $4,020
                                                                        ============         ===========         ============
Earnings per common share (see Note 1):
    Net income per share ..............................................        $0.89               $0.49                $0.34
                                                                        ============         ===========         ============
    Net income per share assuming full dilution........................        $0.88               $0.49                $0.34
                                                                        ============         ===========         ============
    Average shares outstanding.........................................       12,356              11,818               11,801
                                                                        ============         ===========         ============
    Average shares outstanding assuming full dilution..................       12,486              11,847               11,870
                                                                        ============         ===========         ============









   The accompanying notes are an integral part of this consolidated statement.

                            STONE ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------------
                                                                            1996                1995                1994
                                                                        ------------        ------------        -------------
Cash flows from operating activities:
    Net income.........................................................      $11,033              $5,816               $4,020
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization......................       19,564              15,719               11,569
         Provision for deferred income taxes...........................        6,698               3,514                2,410
         Gain on sale of other assets..................................           --                  --                 (88)
                                                                        ------------        ------------        -------------
                                                                              37,295              25,049               17,911
         (Increase) decrease in marketable securities..................         (99)               4,964             (15,196)
         (Increase) decrease in accounts receivable....................      (5,600)                 426                  850
         (Increase) decrease in other current assets...................          518               (370)                  904
         Increase (decrease) in accrued liabilities....................          777             (2,260)                5,586
         Deferred financing costs......................................        (418)               (151)                (128)
         Other.........................................................        (140)               (159)                (318)
                                                                        ------------        ------------        -------------
Net cash provided by operating activities..............................       32,333              27,499                9,609
                                                                        ------------        ------------        -------------
Cash flows from investing activities:
    Investment in oil and gas properties...............................     (72,733)            (48,122)             (41,174)
    Sale of reserves in place..........................................           --                  --                2,011
    Proceeds from sale of other assets.................................           --                  --                  179
    Purchase of building and land, building additions
      and renovations..................................................        (185)             (3,284)                   --
    Other asset additions..............................................        (743)               (101)                (148)
                                                                        ------------        ------------        -------------
Net cash used in investing activities..................................     (73,661)            (51,507)             (39,132)
                                                                        ------------        ------------        -------------
Cash flows from financing activities:
    Proceeds from borrowings...........................................       49,000              30,098               22,725
    Repayment of debt..................................................     (70,575)             (5,000)             (16,223)
    Sale of common stock...............................................       66,446                  --                   --
    Exercise of stock options..........................................           35                  66                   28
                                                                        ------------        ------------        -------------
Net cash provided by financing activities..............................       44,906              25,164                6,530
                                                                        ------------        ------------        -------------
Net increase (decrease) in cash and cash equivalents...................        3,578               1,156             (22,993)
Cash and cash equivalents, beginning of year...........................        6,286               5,130               28,123
                                                                        ------------        ------------        -------------
Cash and cash equivalents, end of year.................................       $9,864              $6,286               $5,130
                                                                        ============        ============        =============
Supplemental disclosures of cash flow information:
      Cash paid during the year for:
      Interest (net of amount capitalized).............................       $3,672              $1,927               $1,053
      Income taxes.....................................................          145                 216                   --
                                                                        ------------        ------------        -------------
                                                                              $3,817              $2,143               $1,053
                                                                        ============        ============        =============


   The accompanying notes are an integral part of this consolidated statement.

                            STONE ENERGY CORPORATION
                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY


                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                                 COMMON               PAID-IN            RETAINED
                                                                  STOCK                CAPITAL           EARNINGS
                                                              -------------        --------------      -------------
Balance, December 31, 1993...................................  $        118          $     52,063        $     4,816
Net income...................................................            --                    --              4,020
Exercise of stock options....................................                                  28                 --
                                                              -------------        --------------      -------------
Balance, December 31, 1994...................................           118                52,091              8,836
Net income...................................................            --                    --              5,816
Exercise of stock options....................................                                  66                 --
                                                              -------------        --------------      -------------
Balance, December 31, 1995...................................           118                52,157             14,652
Net income...................................................            --                    --             11,033
Sale of common stock.........................................            32                66,414                 --
Exercise of stock options....................................                                  35                 --
                                                              -------------        --------------      -------------
Balance, December 31, 1996................................... $         150         $     118,606       $     25,685
                                                              =============        ==============      =============





   The accompanying notes are an integral part of this consolidated statement.

                            STONE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Stone Energy Corporation (the "Company" or "Stone Energy") is an independent oil and gas company primarily engaged in the acquisition, exploitation and operation of producing oil and gas properties located in the Gulf Coast Basin. The Company's business strategy is focused on the acquisition of mature properties with established production history that have significant exploitation and development potential. Since implementing its present business strategy in 1989, Stone Energy has acquired 14 properties that comprise its asset base - seven offshore and seven onshore Louisiana. The Company is headquartered in Lafayette, Louisiana, with additional offices in New Orleans and Houston.

    The Company was organized under the laws of the State of Delaware in March 1993 to become a holding company for The Stone Petroleum Corporation ("TSPC") and its subsidiaries and interests in certain partnerships (the "Acquisition Partnerships").

    A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below:

    CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its proportionate share of the Acquisition Partnerships; TSPC, a wholly-owned subsidiary organized in June 1981 and TSPC's proportionate share of managed limited partnerships. In December 1996, TSPC adopted a plan of dissolution whereby a majority of its assets are to be transferred to the Company. Any assets necessary to satisfy any known liabilities will remain in TSPC. In December 1994, Cut Off Corporation ("Cut Off"), a wholly-owned subsidiary of TSPC organized in May 1991, was merged into TSPC. The accounts of Cut Off were included in the consolidated financial statements prior to the merger. In December 1993, The Stone Programs Corporation ("Programs"), a wholly-owned subsidiary of TSPC organized in March 1976 as a broker dealer, was liquidated and The Stone Properties Corporation ("Properties"), a wholly-owned subsidiary of TSPC organized in August 1990, was merged into TSPC. Prior to such liquidation and merger, the accounts of both Programs and Properties were included in the consolidated financial statements. Both Properties and Cut Off were organized for the purpose of purchasing certain oil and gas properties and conducting related development and operational activities. All intercompany balances and transactions are eliminated.

    USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion and amortization, taxes and contingencies.

    FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Fair value of cash, cash equivalents, net accounts receivable, accounts payable and debt approximates book value at December 31, 1996.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
           (Continued)

    OIL AND GAS PROPERTIES:

    The Company follows the full cost method of accounting for oil and gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs and general and administrative costs (less any reimbursements for such costs), incurred for the purpose of finding oil and gas are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and other costs related to such activities. Employee, general and administrative costs that are capitalized include salaries and all related fringe benefits paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties, as well as all other directly identifiable general and administrative costs associated with such activities, such as rentals, utilities and insurance. Fees received from managed partnerships for providing such services are accounted for as a reduction of capitalized costs. Employee, general and administrative costs associated with production operations and general corporate activities are expensed in the period incurred.

    The Company amortizes its investment in oil and gas properties using the future gross revenue method, a unit of production method, whereby the annual provision for depreciation, depletion and amortization is computed by dividing revenue produced during the period by future gross revenues at the beginning of the period, and applying the resulting rate to the cost of oil and gas properties, including estimated future development, restoration, dismantlement and abandonment costs. Additionally, the capitalized costs of oil and gas properties cannot exceed the present value of the estimated net cash flow from its proved reserves, together with the lower of cost or estimated fair value of its unevaluated properties (the full cost ceiling). Transactions involving sales of reserves in place, unless extraordinarily large portions of reserves are involved, are recorded as adjustments to the reserves for accumulated depreciation, depletion and amortization.

    Oil and gas properties include $3,834 and $2,428 of unevaluated properties and related costs that are not being amortized at December 31, 1996 and 1995, respectively. These costs are associated with the acquisition and evaluation of unproved properties and major development projects expected to entail significant costs to ascertain quantities of proved reserves. The unevaluated costs at December 31, 1996 relate to acquisition and development costs incurred during 1996, and at December 31, 1995 relate to acquisition costs incurred in 1994. The Company currently believes that the unevaluated properties at December 31, 1996 will be evaluated within one to 24 months. The excluded costs and related proved reserves will be included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. Interest capitalized on unevaluated properties during the years ended December 31, 1996 and 1995 was $90 and $246, respectively.

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 121 in 1996. The effect of adopting SFAS No. 121 was not material.

    CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments in overnight securities through its commercial bank accounts, which result in available funds on the next business day, to be cash and cash equivalents.

    MARKETABLE SECURITIES:

    The Company has retained a third-party investment firm to manage its portfolio of short-term marketable securities, which are actively and frequently bought and sold with the primary objective of generating profits on the short-term differences in prices. Thus, the related security investments are classified as trading securities, which are marked to market

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
             (Continued)

in accordance with SFAS No. 115. All realized and unrealized gains and losses are included in current operating results. The securities included in the portfolio are primarily U.S. Treasury obligations and mortgage-backed securities with an average maturity of not more than 180 days.

    INCOME TAXES:

    The Company accounts for income taxes in accordance with SFAS No. 109. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the future gross revenue method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, the Company uses certain provisions of the Internal Revenue Code which allow capitalization of intangible drilling costs where management deems appropriate. Other financial and income tax reporting differences occur as a result of statutory depletion, different reporting methods for sales of oil and gas reserves in place, and different reporting periods used in accounting for income and costs arising from oil and gas operations conducted through tax partnerships.

     GAS PRODUCTION REVENUES:

    The Company records as revenue only that portion of gas production sold and allocable to its ownership interest in the related well. Any gas production proceeds received in excess of its ownership interest are reflected as a liability in the accompanying consolidated financial statements. Revenues relating to gas production to which the Company is entitled but for which the Company has not received payment are not recorded in the consolidated financial statements until compensation is received.

    Net under-balanced production positions at December 31, 1996 and 1995 are immaterial.

     EARNINGS PER COMMON SHARE:

    Earnings per share for each of the years ended December 31, 1996, 1995 and 1994, was computed by dividing net earnings by the sum of the outstanding shares of Common Stock of the Company, plus Common Stock Equivalents, thereby reflecting the dilutive effect of stock options granted to outside directors and certain employees on various dates through December 31, 1996 (see Note10).

    BUILDING AND LAND:

    The Company records building and land at cost. The Company's office building is being depreciated for financial statement purposes on the straight-line method over its estimated useful life.

    HEDGING ACTIVITIES:

    From time to time, the Company has utilized futures and hedging activities in order to reduce the effect of product price volatility. The resulting gains or losses on hedging contracts are accounted for as revenues from oil and gas production in the financial statements.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2 -- ACCOUNTS RECEIVABLE AND ADVANCE PAYMENTS:

    In its capacity as operator, manager and/or sponsor for its partners and other co-venturers, the Company incurs drilling and other costs and receives payment for advance billings for drilling, all of which are billed to the respective parties.
Accounts receivable and advance payments were comprised of the following amounts:


                                                    DECEMBER 31,
                                     -----------------------------------------
                                            1996                     1995
                                     -----------------        ----------------
Accounts Receivable--
    Managed partnerships..........         $1,687                    $447
    Other co-venturers............          1,136                   1,364
    Trade.........................          9,637                   5,432
    Officers and employees........              6                       4
                                     -----------------        ----------------
                                          $12,466                  $7,247
                                     =================        ================

Advance Payments--
    Managed partnerships..........        $    --                  $  216
    Other co-venturers............            256                      56
    Trade.........................             98                     101
                                     -----------------        ----------------
                                             $354                    $373
                                     =================        ================


    Costs incurred but not yet billed to the managed partnerships and other co-venturers at December 31, 1996 and 1995 amounted to $470 and $89, respectively.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3--INVESTMENT IN OIL AND GAS PROPERTIES:

    The following table discloses certain financial data relative to the Company's oil and gas producing activities, which are located onshore and offshore the continental United States:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------------
                                                                         1996                 1995                 1994
                                                                    --------------       ---------------       -------------
Costs incurred during year:
    Capitalized--
      Acquisition costs:
        Proved....................................................         $24,522                $8,104              $6,711
        Unevaluated...............................................           2,065                    --               5,080
      Investments posted as performance bonds.....................              63                  (30)               (326)
      Exploratory drilling........................................          26,339                 8,261               4,719
      Development drilling:
        Proved....................................................          22,321                27,383              18,345
        Unevaluated...............................................           1,769                    --               3,896
      General and administrative costs............................           3,238                 2,743               3,708
      Less:  overhead reimbursements, management fees
        and repromotion income....................................           (913)                 (953)               (959)
                                                                    --------------       ---------------       -------------
                                                                           $79,404               $45,508             $41,174
                                                                    ==============       ===============       =============
    Charged to expenses--
      Operating costs:
        Normal lease operating expenses...........................          $8,625                $6,294              $5,312
        Major maintenance expenses................................             427                   446               1,834
                                                                    --------------       ---------------       -------------
      Total operating costs.......................................           9,052                 6,740               7,146
      Production taxes............................................           3,399                 3,057               2,303
                                                                    --------------       ---------------       -------------
                                                                           $12,451                $9,797              $9,449
                                                                    ==============       ===============       =============
Depreciation, depletion and amortization..........................         $19,256               $15,551             $11,420
                                                                    ==============       ===============       =============
Oil and gas properties--
    Balance, beginning of year....................................        $217,525              $172,017            $130,843
    Additions.....................................................          79,404                45,508              41,174
                                                                    --------------       ---------------       -------------
    Balance, end of year..........................................         296,929               217,525             172,017
                                                                    --------------       ---------------       -------------
Accumulated depreciation, depletion
    and amortization--
      Balance, beginning of year..................................       (106,277)              (90,726)            (70,746)
      Provision for depreciation, depletion and amortization......       ( 19,256)              (15,551)            (11,420)
      Sale of reserves............................................              --                    --             (2,011)
      Cancellation of loan........................................              --                    --             (1,126)
      Cancellation of production payment loan.....................              --                    --             (5,423)
                                                                    --------------       ---------------       -------------
    Balance, end of year..........................................       (125,533)             (106,277)            (90,726)
                                                                    --------------       ---------------       -------------
Net capitalized costs (proved and unevaluated)....................        $171,396              $111,248             $81,291
                                                                    ==============       ===============       =============

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3--INVESTMENT IN OIL AND GAS PROPERTIES: (Continued)

    In November 1994, the Company sold to Nuevo Energy Company ("Nuevo") all of the interests in 11 oil and gas fields located in Louisiana, Mississippi and Oklahoma owned by the Company and certain of its affiliates. The Company received $2,011 of the total of $9,480 of sales proceeds, the balance of which was attributable to the interests of other participants in limited partnerships and joint ventures formed during the period of 1980 through 1985. The proved reserves of the properties sold comprised approximately 3% of the Company's total estimated proved reserves as of December 31, 1994. Therefore, the sale was recorded as an adjustment to the reserve for accumulated depreciation, depletion and amortization.

    In addition to the cash received, the Company's obligation of $5,423 with respect to a production payment owed to Energy Assets International Corporation ("EAI"), an affiliate of Nuevo, was terminated. The transaction was recorded as an adjustment to the reserve for accumulated depreciation, depletion and amortization.

NOTE 4--INCOME TAXES:

    The Company follows the provisions of SFAS No. 109, "Accounting For Income Taxes," which provides for recognition of a deferred tax asset for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a "valuation allowance." An analysis of the Company's deferred tax liability follows:


                                                       DECEMBER 31,
                                           -------------------------------------
                                                 1996                   1995
                                           ---------------        --------------
Net operating loss carryforwards...............   $1,224                $5,335
Statutory depletion carryforward...............    4,463                 3,857
Investment tax credit carryforward.............      887                 1,967
Alternative minimum tax credit.................      447                   239
Temporary differences:
      Oil and gas properties--full cost........  (18,794)              (15,223)
      Other....................................     (339)                 (487)
                                           ---------------        --------------
                                                 (12,112)               (4,312)
Valuation allowance.....................               0                (1,101)
                                           ---------------        --------------
                                                ($12,112)              ($5,413)
                                           ===============        ==============

      For tax reporting purposes, the Company had operating loss carryforwards of $3,180 and investment tax credit carryforwards of $887 at December 31, 1996. If not utilized, such carryforwards would begin expiring in 1997 and would completely expire by the year 2007. Because of tax rules relating to changes in corporate ownership and computations required to be made on a separate entity basis, the utilization by the Company of these benefit carryforwards in reducing its tax liability is restricted. Additionally, the Company had available for tax reporting purposes $11,592 in statutory depletion deductions that may be carried forward indefinitely. Recognition of a deferred tax asset associated with these carryforwards is dependent upon the Company's evaluation that it is more likely than not that the asset will ultimately be realized. As of December 31, 1995, the valuation allowance was increased due to revised estimates of investment tax credits that the Company believed more likely than not would expire prior to their utilization. The valuation allowance was eliminated at December 31, 1996 as the corresponding investment tax credits expired unutilized.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 NOTE 4--INCOME TAXES: (Continued)

      Reconciliations between the statutory federal income tax expense (benefit) rate and the Company's effective income tax expense rate as a percentage of income before income taxes were as follows:


                                                                                    YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                           1996              1995              1994
                                                                        ----------        ----------        -----------
      Income taxes computed at the statutory
        federal income tax rate........................................        35%               35%               35%
      Changes in valuation allowance...................................        --                --                 9
      State tax and other..............................................         4                 4                (7)
                                                                        ----------        ----------        -----------
      Effective income tax rate........................................        39%               39%               37%
                                                                        ==========        ==========        ===========

NOTE 5--LONG-TERM LOANS:

    Long-term loans consisted of the following at:

                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                     1996                  1995
                                                                                 -------------         -------------
Unsecured revolving credit facility with NationsBank
    of Texas, N.A. ("NationsBank") (described below)............................      $23,073               $44,573
Term Loan Agreement with First National Bank of
    Commerce ("FNBC") with interest at 7.45%....................................        3,175                 3,250
Less:  portion due within one year..............................................          (76)                  (69)
                                                                                 -------------         -------------
    Total long-term loans.......................................................      $26,172               $47,754
                                                                                 =============         =============


    Aggregate minimum principal payments at December 31, 1996 for the next five years are as follows: 1997-$76, 1998-$81, 1999-$23,161, 2000-$94 and
2001-$2,843.

    On September 26, 1996, the Company executed its Second Amended and Restated Credit Agreement with NationsBank of Texas, N.A., as agent for a group of banks. The agreement provided for a total facility of $125,000 and was comprised of a three-year revolving credit loan and a one-year term loan. The term loan of $45,000 was established to finance the closing of three acquisitions and certain development costs incurred during the third quarter of 1996. The Company retired the term loan in November 1996 with the proceeds from the common stock offering described in Note 8. No amounts under the term loan may be reborrowed.

    The revolver provides for total availability of $80,000, with a current borrowing base limitation on total outstanding borrowings of $60,000. The amount of the borrowing base is scheduled for redetermination in April 1997. The borrowing base limitation is based on a borrowing base amount established by the banks for the Company's oil and gas properties. Interest under the revolver is payable quarterly and, at December 31, 1996, the weighted average interest rate of the facility was 6.3% per annum, the total outstanding principal balance was $23,073 and letters of credit totaling $6,627 had been issued pursuant to the facility.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5--LONG-TERM LOANS: (Continued)

    On November 30, 1995, the Company executed a term loan agreement with First National Bank of Commerce ("FNBC") in the original principal amount of $3,250 to finance the purchase of the Company's office building (see Note 6). The loan has a five-year term bearing interest at the rate of 7.45% over the entire term of the loan. Payments of $26 are due monthly and are based upon a 20-year amortization period. The indebtedness under the agreement is collateralized by the building.

    The terms of the NationsBank and FNBC agreements contain, among other provisions, requirements for maintaining defined levels of working capital and tangible net worth.

NOTE 6--TRANSACTIONS WITH RELATED PARTIES:

    The Company receives certain fees as a result of its function as managing partner of certain partnerships. For the years ended December 31, 1996, 1995 and 1994, the Company generated management fees and overhead reimbursements from partnerships amounting to $744, $851and $637, respectively, the majority of which was treated as a reduction of the investment in oil and gas properties.

    The Company collects and distributes production revenues as managing partner for the partnerships' interests in oil and gas properties. At December 31, 1995, $858 was included in undistributed oil and gas proceeds that was identified as distributable to partners in the partnerships.

    TSPC leased office space in a building owned by RiverStone Associates, an affiliate, from 1982 through November 30, 1995, on which date the building and related land were purchased by the Company. The entire purchase price of $3,250 was paid to the holder of the first mortgage on the property. RiverStone Associates and its partners did not receive any of the sales proceeds, nor were any such parties relieved of any personal liability as a result of the sale. James H. Stone and Joe R. Klutts, each an officer and director of the Company, are partners in RiverStone Associates. The sale was approved by the disinterested members of the Board of Directors. The Company and TSPC incurred net rent expense of $633 and $702, respectively, during the years ended December 31, 1995 and 1994.

      In December 1994, the Company sold a residential townhouse located in Houston, Texas to Frantzen/Voelker Investments, L.L.C. ("Frantzen/Voelker") for $77. David Voelker, a director of the Company, is a principal of Frantzen/Voelker. The sales price was based upon an appraisal of the property by an independent third party and the sale was approved by the disinterested members of the Board of Directors.

    The Company's interests in certain oil and gas properties are burdened by various net profit interests granted at the time of acquisition to certain officers and other employees of the Company. Such net profit interest owners do not receive any cash distributions until the Company has recovered all of its acquisition, development, financing and operating costs. Management believes the estimated value of such interests at the time of acquisition is not material to the Company's financial position or results of operations.

    Certain officers and directors are working interest owners in properties operated by the Company and are billed and pay their proportionate share of drilling and operating costs in the normal course of business.

NOTE 7--HEDGING ACTIVITIES:

    In order to reduce its exposure to the possibility of declining oil and gas prices, the Company hedges with third parties certain of its crude oil and natural gas production in various swap agreement contracts. The crude oil contracts are tied to the price of NYMEX light sweet crude oil futures and are settled monthly based on the differences between

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7--HEDGING ACTIVITIES: (Continued)

contract prices and the average NYMEX prices for that month applied to the related contract volumes. Settlement for gas swap contracts is based on the average of the last three days of trade on the NYMEX for each month of the swap.

    As of February 28, 1997, the Company's forward position was as follows:


                                               OIL                                       GAS
                                ----------------------------------      -------------------------------------
                                                       AVERAGE                                   AVERAGE
                                                        PRICE                                     PRICE
                                   MBBLS               ($/BBL)              BBTU                 ($MMBTU)
                                ------------        --------------      -------------        ----------------
1997.......................        165                   $20.76             2,865                 $2.556


    The fair market value of the hedging contracts is ($434) at December 31, 1996. For the years ended December 31, 1996 and 1995, net oil and gas hedging losses of $3,801 and $11, respectively, were treated as a reduction of revenues from oil and gas production.

NOTE 8--COMMON STOCK:

    On November 19, 1996, the Company completed an underwritten public offering of 3,680,000 shares of Common Stock at a price to the public of $21.75 per share. The shares offered included 3,221,159 shares sold by the Company (480,000 shares of which represented the exercise of the underwriters' over-allotment option) and 458,841 shares sold by certain selling stockholders. This offering resulted in the receipt by the Company of cash proceeds (net of $217 of offering costs) totaling approximately $66,446. The Company used a portion of the proceeds to retire a term loan incurred to finance the cost of acquisitions and certain development projects performed in the third quarter of 1996 (see Note
5), and the remainder was used to repay a portion of the outstanding indebtedness under its revolving bank credit facility.

NOTE 9--COMMITMENTS AND CONTINGENCIES:

    The Company leases office facilities in New Orleans, Louisiana under the terms of a long-term non-cancelable lease expiring on March 15, 1998. Office facilities in Lafayette, Louisiana were leased through November 30, 1995, on which date the Company purchased the building (see Note 6). Additionally, the Company leases automobiles under terms of non-cancelable leases expiring at various dates through 1999. The minimum net annual commitments under all leases, subleases and contracts noted above at December 31, 1996 are as follows:

                  1997.........................  $100
                  1998.........................    40
                  1999.........................    14

    Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $114, $727 and $793, respectively.

    The Company is the managing general partner of eight partnerships and is contingently liable for any recourse debts and other liabilities that result from their operations. Management currently is not aware of the existence of any such liabilities that would have a material impact on the future operations of the Company.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9--COMMITMENTS AND CONTINGENCIES: (Continued)

    In August 1989, the Company was advised by the EPA that it believed the Company to be a potentially responsible party (a "PRP") for the cleanup of an oil field waste disposal facility located near Abbeville, Louisiana, which was included on CERCLA's National Priority List (the "Superfund List") by the EPA in March 1989. In addition to the Company, approximately 370 other companies have been named as being potentially responsible for the cleanup of the site. While the Company's records do not indicate that any drilling wastes generated by the Company were disposed of at this site, it is possible that one or more waste haulers contracted by the Company may have disposed of wastes at this site. Given the extremely large number of PRPs at this site, management does not believe that any liability for this site would materially adversely affect the financial condition of the Company.

    In August 1989, the Company was advised by the EPA that it believed the Company to be a PRP for the cleanup of an oil field waste disposal facility located adjacent to the site described above. This site is presently owned by a subsidiary of Dow Chemical Corporation that performed remediation activities at this site in 1987 before it was placed on the Superfund List by the EPA in October 1989. The Company entered into a settlement agreement with Dow Chemical Corporation on September 16, 1996, releasing the Company from any anticipated claims at this site. The Company paid Dow $50 in connection with such settlement.

    In December 1995, Goodrich Leasehold L.L.C. and Goodrich Drillers L.L.C. filed a civil action in the 333rd Judicial District Court, Harris County, Texas, against the Company in an attempt to set aside a Farmout Agreement affecting portions of the West Flank of the Weeks Island field in Iberia Parish, Louisiana. Management believes that this claim is without merit and intends to vigorously defend this action.

    The Company is also named as a defendant in certain lawsuits and is a party to certain regulatory proceedings arising in the ordinary course of business. Management does not expect these matters, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

    OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, OPA requires responsible parties for offshore facilities to provide financial assurance in the amount of $35,000 cover potential OPA liabilities. This amount can be increased up to $150,000 if a formal risk assessment indicates that an amount higher than $35,000 should be required. The Company does not anticipate that it will experience any difficulty in satisfying the MMS's requirements for demonstrative financial responsibility under OPA.

      In 1996, the American Institute of Certified Public Accountants issued its Statement of Position 96-1 ("SOP 96-1"), which provides guidance on accounting for environmental remediation liabilities. SOP 96-1 interprets existing Financial Accounting Standards Board standards applicable to public companies. The Company intends to apply SOP 96-1 starting in 1997. The Company believes adoption of SOP 96-1 will not have a material effect on its results of operations or financial position.

NOTE 10--EMPLOYEE BENEFIT PLANS:

    The Company entered into deferred compensation and disability agreements with certain of its employees whereby the Company has purchased split-dollar life insurance policies to provide certain retirement and death benefits for the employees and death benefits payable to the Company. The aggregate death benefit of the policies is $3,473 at December 31, 1996, of which $2,400 is payable to employees or their beneficiaries and $1,073 is payable to the Company. Total cash surrender value of the policies, net of related surrender charges at December 31, 1996, was approximately $748. Additionally, the benefits under the deferred compensation agreements vest after certain periods

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--EMPLOYEE BENEFIT PLANS: (Continued)

of employment, and at December 31, 1996, the liability for such vested benefits was approximately $710. The difference between the actuarial determined liability for retirement benefits or the vested amounts, where applicable, and the net cash surrender value has been recorded as an other long-term liability and is being amortized over the remaining term of the various deferred compensation agreements.

    The Company has adopted a series of incentive compensation plans designed to align the interests of the executives and employees with those of its stockholders. The following is a brief description of each of the plans.

    i. The Annual Incentive Compensation Program provides for an annual incentive bonus that ties incentives to the annual return on the Company's Common Stock and also a comparison of the price performance of the Common Stock to the average annual return on the shares of stock of a peer group of companies with which the Company competes and to the growth in net earnings, net cash flow and net asset value of the Company. Incentive bonuses are awarded to participants based upon individual performance factors.

    ii. The Nonemployee Directors' Stock Option Plan provides for the issuance of up to 250,000 shares of Common Stock upon the exercise of such options granted pursuant to such plan. Generally, options outstanding under the Nonemployee Directors' Stock Option Plan: (a) are granted at prices that equate to the fair market value of the Common Stock on date of grant, (b) vest ratably over a three year service vesting period, and (c) expire five years subsequent to award.

    iii. The Company's Stock Option Plan provides for 850,000 shares of Common Stock to be reserved for issuance pursuant to such plan. Under this plan, the Company may grant both incentive stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options. All such options: (a) must have an exercise price of not less than the fair market value of the Common Stock on the date of grant, (b) vest ratably over a five year service vesting period, and (c) expire ten years subsequent to award.

    iv. The 401(k) Profit Sharing Plan provides eligible employees with the option to defer receipt of a portion of their compensation and the Company may, at its discretion, match a portion or all of the employee's deferral. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the directions of each employee. An employee is 20% vested in the Company's matching contributions (if any) for each year of service and is fully vested upon five years of service with the Company. For the years ended December 1996, 1995 and 1994, the Company contributed $169, $168 and $134, respectively, to the plan.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective with respect to the Company in 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current Accounting Principles Board Opinion No. 25 ("APB25") method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company is continuing to account for its stock-based compensation under APB 25. However, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are presented below.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--EMPLOYEE BENEFIT PLANS: (Continued)

    If the compensation cost for the Company's 1996 and 1995 grants for stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's net income and earnings per common share for the years ended December 31, 1996 and 1995 would have approximated the pro forma amounts below:


                                                                  DECEMBER 31,
                                     -----------------------------------------------------------------------
                                                   1996                                  1995
                                     --------------------------------      ---------------------------------
                                        AS REPORTED       PRO FORMA           AS REPORTED       PRO FORMA
                                     ----------------   -------------      ----------------   --------------
Net income                                $11,033          $10,639              $5,816           $5,749
Earnings per common share:
     Primary                               $0.89            $0.86                $0.49            $0.49
     Fully-diluted                         $0.88            $0.85                $0.49            $0.49

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to grants prior to 1995, and additional awards in the future are anticipated.

     A summary of the Company's stock options as of December 31, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                                                                 DECEMBER 31,
                                      -----------------------------------------------------------------------------------------
                                                  1996                           1995                            1994
                                      ----------------------------   ----------------------------   ---------------------------
                                                           WGTD.                         WGTD.                          WGTD.
                                         NUMBER            AVG.        NUMBER             AVG.         NUMBER            AVG.
                                           OF              EXER.         OF              EXER.          OF              EXER.
                                         OPTIONS           PRICE       OPTIONS           PRICE        OPTIONS           PRICE
                                      ------------      ----------   ------------      ----------   -------------     ---------
Outstanding at beginning of year       420,000            $12.33       248,000           $12.24           195,000        $12.37
Granted                                317,000              20.27      195,000             12.45           55,000         11.80
Expired                                     --              --         (18,000)            12.38               --            --
Exercised                                 (2,000)           12.38       (5,000)           12.38            (2,000)        12.38
                                      ------------                   ------------                   -------------


Outstanding at end of year              735,000           $15.76       420,000           $12.33           248,000        $12.24
Options exercisable at year-end         180,667           $12.29        86,997           $12.23            37,665        $12.36
Options available for future grant      338,000                        655,000                            850,000
Weighted average fair value of
     options granted during the year     $12.95                          $7.83

     The fair value of each option granted during the periods presented is estimated on the date of grant using the Black- Scholes option-pricing model with the following assumptions: (a) dividend yield of 0%, (b) expected volatility of 42.83% and 46.86% in the years 1996 and 1995, respectively, (c) risk-free interest rate of 6.41% and 5.55% in the years 1996 and 1995, respectively, and (d) expected life of 10 years for employee options and five years for director options.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--EMPLOYEE BENEFIT PLANS: (Continued)

     The following table summarizes information about stock options outstanding at December 31, 1996:


                                     OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                  ---------------------------------------------------------      ----------------------------------
    RANGE OF           NUMBER             WGTD. AVG.          WGTD. AVG.              NUMBER          WGTD. AVG.
    EXERCISE         OUTSTANDING           REMAINING           EXERCISE             EXERCISABLE       EXERCISE
     PRICES          AT 12/31/96       CONTRACTUAL LIFE          PRICE              AT 12/31/96         PRICE
    --------         -----------       ----------------       ----------            -----------       ----------
     $11-$15           418,000                9.0               $12.33                180,667          $12.29
      15- 19            25,000                5.0                17.81
      19- 24           292,000               10.0                20.48
                  -----------------                                              ----------------
                       735,000                9.3                15.76                180,667           12.29
                  =================                                              ================

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11--OIL AND GAS RESERVE INFORMATION - UNAUDITED:

     A majority of the Company's net proved oil and gas reserves at December 31, 1996 has been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in providing the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. In addition, the present values should not be construed as the current market value of the Company's oil and gas properties or the cost that would be incurred to obtain equivalent reserves.

     The following table sets forth an analysis of the Company's estimated quantities of net proved and proved developed oil (including condensate) and gas, all located onshore and offshore the continental United States:


                                                                                                   NATURAL
                                                                            OIL IN                   GAS
                                                                            MBBLS                  IN MMCF
                                                                       ----------------         -------------
Proved reserves as of December 31, 1993...............................            6,080                58,491
    Revisions of previous estimates...................................              (50)               (7,579)
    Extensions, discoveries and other additions.......................            1,454                14,877
    Purchase of producing properties..................................              235                11,304
    Sale of reserves..................................................             (151)               (2,179)
    Production........................................................           (1,113)               (6,629)
                                                                       ----------------         -------------
Proved reserves as of December 31, 1994...............................            6,455                68,285
    Revisions of previous estimates...................................              476                 1,208
    Extensions, discoveries and other additions.......................              399                13,478
    Purchase of producing properties..................................            2,054                 6,607
    Production........................................................           (1,399)               (8,399)
                                                                       ----------------         -------------
Proved reserves as of December 31, 1995...............................            7,985                81,179
    Revisions of previous estimates...................................             (783)               (4,025)
    Extensions, discoveries and other additions.......................            5,526                37,175
    Purchase of producing properties..................................            1,400                41,318
    Production........................................................           (1,356)              (11,331)
                                                                       ----------------         -------------
Proved reserves as of December 31, 1996...............................           12,772               144,316
                                                                       ================         =============

Proved developed reserves:
    as of December 31, 1994...........................................            5,840                52,215
                                                                       ================         =============
    as of December 31, 1995...........................................            7,055                67,797
                                                                       ================         =============
    as of December 31, 1996...........................................            9,260               109,628
                                                                       ================         =============

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11--OIL AND GAS RESERVE INFORMATION - UNAUDITED: (Continued)

    The following tables present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. The oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at each year end and has been escalated only where known and determinable price changes are provided by contracts and law. Future production and development costs are based on current costs with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.

    Crude oil and natural gas prices have declined from year-end 1996 to February 28, 1997. Accordingly, the discounted future net cash flows would be reduced if the standardized measure was calculated at the latter date. As a result of the continued volatility in oil and natural gas markets, future prices received from oil, condensate and natural gas sales may be higher or lower than current levels.

                                                                                      STANDARDIZED MEASURE
                                                                                          DECEMBER 31,
                                                                    --------------------------------------------------------
                                                                        1996                 1995                  1994
                                                                    -------------        -------------         -------------
Future cash flows.................................................       $894,418             $347,796              $225,345
Future production and development costs...........................       (187,715)             (89,739)              (80,339)
Future income taxes...............................................       (198,637)             (56,146)              (26,629)

                                                                    -------------        -------------         -------------
Future net cash flows.............................................        508,066              201,911               118,377
10% annual discount...............................................       (178,728)             (57,121)              (35,309)
                                                                    -------------        -------------         -------------
Standardized measure of discounted future net cash flows..........       $329,338             $144,790               $83,068
                                                                    =============        =============         =============


                                                                                CHANGES IN STANDARDIZED MEASURE
                                                                                    YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------------
                                                                        1996                 1995                  1994
                                                                    -------------        -------------         -------------
Standardized measure at beginning of year.........................       $144,790              $83,068               $84,404
Sales and transfers of oil and gas produced, net of
    production costs..............................................        (43,389)             (28,897)              (21,730)
Changes in price, net of future production costs..................         81,428               39,592               (15,388)
Extensions and discoveries, net of future production
    and development costs.........................................        156,804               25,927                24,318
Changes in estimated future development costs, net of
    development costs incurred during the period..................        (13,214)               6,717                   (95)
Revisions of quantity estimates...................................        (19,372)               5,867                (7,745)
Accretion of discount.............................................         17,837                9,739                10,471
Net change in income taxes........................................        (80,443)             (19,257)                5,986
Purchase of reserves in place.....................................        105,035               22,039                 8,382
Sale of reserves in place.........................................             --                   --                (4,994)
Changes in production rates (timing) and other....................        (20,138)                  (5)                 (541)
                                                                    -------------        -------------         -------------
Standardized measure at end of year                                      $329,338             $144,790               $83,068
                                                                    =============        =============         =============

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 12--SUMMARIZED QUARTERLY FINANCIAL INFORMATION - UNAUDITED:


                                                                                                                   FULLY
                                                                                              PRIMARY             DILUTED
                                                                           NET               EARNINGS             EARNINGS
                                   REVENUES           EXPENSES            INCOME             PER SHARE           PER SHARE
                                 -------------      -------------     --------------      ---------------      --------------
1996
    First Quarter..............        $15,093            $11,831             $3,262                $0.27               $0.27
    Second Quarter.............         14,403             11,548              2,855                 0.24                0.24
    Third Quarter..............         13,251             11,230              2,021                 0.17                0.17
    Fourth Quarter.............         15,218             12,323              2,895                 0.21                0.20
                                 -------------      -------------     --------------      ---------------      --------------
                                       $57,965            $46,932            $11,033                $0.89               $0.88
                                 =============      =============     ==============      ===============      ==============
1995
    First Quarter..............         $8,176             $7,340               $836                $0.07               $0.07
    Second Quarter.............         10,278              8,693              1,585                 0.13                0.13
    Third Quarter..............         10,656              9,060              1,596                 0.14                0.14
    Fourth Quarter.............         11,441              9,642              1,799                 0.15                0.15
                                 -------------      -------------     --------------      ---------------      --------------
                                       $40,551            $34,735             $5,816                $0.49               $0.49
                                 =============      =============     ==============      ===============      ==============

                       GLOSSARY OF CERTAIN INDUSTRY TERMS

    The definitions set forth below shall apply to the indicated terms as used in this Form 10-K. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

    BBtu.  One billion Btus.

    Bcf.  Billion cubic feet of gas.

    Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

    BOE. Barrels of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

    Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

    Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

    Exploratory well. A well drilled to find and produce oil or gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

    Farmin or farmout. An agreement whereunder the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farmin" while the interest transferred by the assignor is a "farmout."

    Finding costs. Costs associated with acquiring and developing proved oil and gas reserves which are capitalized by the Company pursuant to generally accepted accounting principles, excluding any capitalized general and administrative expenses.

    Gross acreage or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

    MBbls. One thousand barrels of crude oil or other liquid hydrocarbons.

    MBbls/d. One thousand barrels of crude oil or other liquid hydrocarbons per day.

    MBOE.  One thousand barrels of oil equivalent.

    MBOE/d.  One thousand barrels of oil equivalent per day.

    Mcf.  One thousand cubic feet of gas.

    Mcf/d.  One thousand cubic feet of gas per day.

    MMBbls. One million barrels of crude oil or other liquid hydrocarbons.

    MMBOE.  One million barrels of oil equivalent.

    MMBtu.  One million Btus.

    Mmcf.  One million cubic feet of gas.

    MMcf/d.  One million cubic feet of gas per day.

    Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells.

    Present value. When used with respect to oil and gas reserves, present value means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date of the report or estimate, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

    Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

    Proved developed reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

    Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

    Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on developed acreage where the subject reserves cannot be recovered without drilling additional wells.

    Royalty interest. An interest in an oil and gas property entitling the owner to a share of oil or gas production free of costs of production.

    Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

    Working interest. The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                DESCRIPTION

     3.1 -- Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's
                Registration Statement on Form S-1 (Registration No. 33-62362)).

     3.2   --  Restated Bylaws of the Registrant (incorporated by reference to
               Exhibit 3.2 to the Registrant's Registration  Statement on
               Form S-1 (Registration No. 33-62362)).

   +10.1   --  Stone Energy Corporation 1993 Nonemployee Directors' Stock
               Option Plan (incorporated by reference to Exhibit 10.1
               to the Registrant's Registration Statement on Form S-1
               (Registration No. 33-62362)).

   +10.2 -- Deferred Compensation and Disability Agreements between TSPC and D. Peter Canty dated July 16, 1981, and between TSPC and Joe
               R. Klutts and James H. Prince dated August 23, 1981 and September 20, 1981, respectively (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-62362)).

   +10.3   --  Conveyances of Net Profits Interests in certain properties to
               D. Peter Canty and James H. Prince (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on
               Form S-1 (Registration No. 33-62362)).

    +10.4  --  Stone Energy Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant's
               Registration Statement on Form S-1 (Registration No. 33-62362)).

    +10.5 -- Stone Energy Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 011- 12074)).

     10.6 -- Second Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as Agent, dated as of September 26, 1996 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 1996 (File No. 011-12074)).

   +10.7   --  Deferred Compensation and Disability Agreement between TSPC and
               E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 011-12074)) .

    10.8   --  Term Loan Agreement, dated November 30, 1995, between the
               Registrant and First National Bank of Commerce (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995
               (File No. 011-12074)) .

     21.1 -- Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1995).

    *23.1  --  Consent of Arthur Andersen LLP

    *23.2  --  Consent of Atwater Consultants, Ltd.

    *23.3  --  Consent of Cawley, Gillespie & Associates, Inc.

    *27    --  Financial Data Schedule
    ------------
    *  Filed herewith.
    +  Identifies management contracts and compensatory plans or arrangements.