Form 10-Q
period 1997-03-31
STONE ENERGY CORP
filed 1997-05-12
CIK 904080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ___________________

                                    FORM 10-Q

                                   (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                       For the transition period from to

                         COMMISSION FILE NUMBER 1-12074

                              ___________________

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

                             ___________________


       Registrant's telephone number, including area code: (318) 237-0410


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

     As of May 5, 1997 there were 15,015,408 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                          PAGE
                                     PART I                               ----

Item 1.           Financial Statements:
                    Condensed Consolidated Balance Sheet
                      as of March 31, 1997 and December 31, 1996.........   1

                    Condensed Consolidated Statement of Operations
                      for the Three Months Ended March 31, 1997 and 1996.   2

                    Condensed Consolidated Statement of Cash Flows
                      for the Three Months Ended March 31, 1997 and 1996.   3

                    Notes to Condensed Consolidated Financial Statements.   4

                    Auditors' Review Report..............................   6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................   7


                                     PART II

Item 5.           Other Information......................................  10

Item 6.           Exhibits and Reports on Form 8-K.......................  12

                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                            MARCH 31,              DECEMBER 31,
                                ASSETS                                         1997                    1996
                                                                        -----------------        -----------------
                                                                              (UNAUDITED)
Current assets:
    Cash and cash equivalents....................................                  $8,097                   $9,864
    Marketable securities, at market.............................                  23,459                   10,331
    Accounts receivable..........................................                  10,293                   12,936
    Other current assets.........................................                      17                       94
                                                                        -----------------        -----------------
      Total current assets.......................................                  41,866                   33,225
Oil and gas properties, net:
    Proved.......................................................                 187,134                  167,562
    Unevaluated..................................................                   2,280                    3,834

Building and land, net of accumulated depreciation...............                   3,546                    3,390
Other assets, net................................................                   1,456                    1,395
                                                                        -----------------        -----------------
      Total assets...............................................                $236,282                 $209,406
                                                                        =================        =================
                        LIABILITIES AND EQUITY
Current liabilities - accounts payable and
    accrued liabilities..........................................                 $32,648                  $26,542
Long-term loans..................................................                  39,157                   26,172
Deferred tax liability...........................................                  14,364                   12,112
Other long-term liabilities......................................                   2,180                      139
                                                                        -----------------        -----------------
      Total liabilities..........................................                  88,349                   64,965
                                                                        -----------------        -----------------
Common stock.....................................................                     150                      150
Additional paid in capital.......................................                 118,502                  118,606
Retained earnings................................................                  29,281                   25,685
                                                                        -----------------        -----------------
      Total equity...............................................                 147,933                  144,441
                                                                        -----------------        -----------------
      Total liabilities and equity...............................                $236,282                 $209,406
                                                                        =================        =================

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                        ------------------------------------------
                                                                              1997                     1996
                                                                        -----------------        -----------------
REVENUES
    Oil and gas production                                                        $15,809                  $14,687
    Overhead reimbursements and management fees                                       124                      176
    Other income                                                                      304                      230
                                                                        -----------------        -----------------
      Total revenues.............................................                  16,237                   15,093
                                                                        -----------------        -----------------

EXPENSES
    Normal lease operating expenses                                                 1,904                    1,982
    Major maintenance expenses                                                         83                      260
    Production taxes                                                                  845                      746
    Depreciation, depletion and amortization                                        6,078                    5,020
    Interest                                                                          426                      790
    Salaries, general and administrative                                              891                      852
    Incentive compensation plan                                                       162                      139
                                                                        -----------------        -----------------
      Total expenses.............................................                  10,389                    9,789
                                                                        -----------------        -----------------
Net income before income taxes                                                      5,848                    5,304
                                                                        -----------------        -----------------
Provision for income taxes
    Current                                                                             -                       61
    Deferred                                                                        2,252                    1,981
                                                                        -----------------        -----------------
                                                                                    2,252                    2,042
                                                                        -----------------        -----------------
Net income.......................................................                  $3,596                   $3,262
                                                                        =================        =================
Earnings per common share (see Note 2):
    Net income per share.........................................                   $0.23                    $0.27
                                                                        =================        =================
    Net income per share assuming full dilution..................                   $0.23                    $0.27
                                                                        =================        =================
    Average shares outstanding...................................                  15,310                   11,875
                                                                        =================        =================
    Average shares outstanding assuming full dilution............                  15,310                   11,903
                                                                        =================        =================

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                        -----------------------------------------
                                                                              1997                     1996
                                                                        -----------------        ----------------
Cash flows from operating activities:
   Net income                                                                      $3,596                  $3,262
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation, depletion and amortization...............
          Provision for deferred income taxes....................                   6,078                   5,020
                                                                                    2,252                   1,981
                                                                        -----------------        ----------------
                                                                                   11,926                  10,263

          Increase in marketable securities......................                (13,128)                 (1,407)
          (Increase) decrease in accounts receivable.............                   2,643                 (1,574)
          Decrease in other current assets.......................                      77                      55
          Increase in accrued liabilities........................                   1,253                   1,498
          Other..................................................                      29                     (6)
                                                                        -----------------        ----------------
Net cash provided by operating activities .......................                   2,800                   8,829
                                                                        -----------------        ----------------
Cash flows from investing activities:
   Investment in oil and gas properties .........................                (17,106)                 (9,653)
   Building additions and renovations ...........................                   (178)                       -
   Other asset additions ........................................                   (165)                   (129)
                                                                        -----------------        ----------------
Net cash used in investing activities ...........................                (17,449)                 (9,782)
                                                                        -----------------        ----------------
Cash flows from financing activities:
   Proceeds from borrowings......................................                  13,000                       -
   Repayment of debt.............................................                    (14)                    (17)
   Expenses for common stock offering............................                   (104)                       -
                                                                        -----------------        ----------------
Net cash provided by (used in) financing activities..............                  12,882                    (17)
                                                                        -----------------        ----------------
Net decrease in cash.............................................                 (1,767)                   (970)
Cash balance beginning of period.................................                   9,864                   6,286
                                                                        -----------------        ----------------
Cash balance end of period.......................................                  $8,097                  $5,316
                                                                        =================        ================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest (net of amount capitalized).......................                    $414                    $740
      Income taxes...............................................                       -                       -
                                                                        -----------------        ----------------
   Total.........................................................                    $414                    $740
                                                                        =================        ================

                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements of Stone Energy Corporation (the "Company") at March 31, 1997 and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of future financial results.

NOTE 2 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128 "), "Earnings Per Share," which simplifies the computation of earnings per share (EPS). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period EPS data presented. Pro forma EPS and EPS assuming dilution calculated in accordance with SFAS No. 128 totaled $0.24 and $0.23 per share, respectively, for the first quarter of 1997 and $0.28 and $0.27 per share, respectively, for the first quarter of 1996.

NOTE 3 - HEDGING ACTIVITIES

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

         The Company's forward positions as of May 1, 1997, are summarized as follows:


                               OIL                        GAS
                      ---------------------      -----------------------
                                   AVERAGE                     AVERAGE
                        MBBLS       PRICE           BBTU        PRICE
                      ---------   ---------      ---------    ----------
1997...........          --          --            1,220        $2.175


         For the three-month period ended March 31, 1997, net oil and gas hedging losses amounted to $766,883 and were recorded in the accompanying condensed consolidated statement of operations as a reduction of revenues from oil and gas production.

NOTE 4 - LONG-TERM LOANS

         On September 26, 1996, the Company executed its Second Amended and Restated Credit Agreement with NationsBank of Texas, N.A., as agent for a group of banks. The agreement provided for a total facility of $125,000,000 and was comprised of a three-year revolving credit loan and a one-year term loan. The term loan, which was $45,000,000, was retired in November 1996 and under its terms, is no longer available to the Company.

         The revolver provides for total availability of $80,000,000, with a current borrowing base limitation on total outstanding borrowings of $75,000,000. The borrowing base limitation is based on a borrowing base amount established by the banks for the Company's oil and gas properties. Interest under the revolver is payable quarterly and, at March 31, 1997, the weighted average interest rate of the facility was 7.28% per annum, the total outstanding principal balance was $36,073,000 and letters of credit totaling $6,522,000 had been issued pursuant to the facility.

                             AUDITORS' REVIEW REPORT



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:



         We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of March 31, 1997 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Stone Energy Corporation as of December 31, 1996 (not presented herein) and in our report dated February 28, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 28, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL
         The Company was formed in March 1993 to become a holding company for The Stone Petroleum Corporation and its subsidiaries and certain interests in three of its managed partnerships. In July 1993, the Company sold for its account a total of 3,655,005 shares of newly issued Common Stock pursuant to its Initial Public Offering. In November 1996, the Company completed a secondary offering of an additional 3,221,159 shares of Common Stock.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month periods ended March 31, 1997 and 1996.


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                        1997           1996
                                                    ------------   ------------

Production:
    Oil (MBbls)..................................         349            337
    Gas (MMcf)...................................       2,979          3,060
    Oil and gas (MBOE)...........................         846            847
Sales data (in thousands)(a):
    Total oil sales..............................      $7,559         $6,577
    Total gas sales..............................       8,250          8,110
Average sales prices(a):
    Oil (per Bbl)................................      $21.66         $19.52
    Gas (per Mcf)................................        2.77           2.65
    Per BOE......................................       18.69          17.34
Average costs (per BOE):
    Normal lease operating expenses (b)..........       $2.25          $2.34
    Salaries, general and administrative.........        1.05           1.01
    Depreciation, depletion and amortization.....        7.03           5.85

    (a)  Net of the effects of hedging
    (b)  Excludes major maintenance expenses

         Stone Energy reported net income for the quarter ended March 31, 1997 of $3.6 million, which is 10% higher than the net income reported for the first quarter of 1996 of $3.3 million. On a per share basis, net income for the first quarter was $0.23 in 1997 and $0.27 in 1996. The lower per share amount in 1997 is due to an additional 3.2 million shares outstanding as a result of a public offering in November 1996.

         Oil and gas revenues for the first quarter of 1997 were $15.8 million, an increase of 8% over the same period of 1996. Total oil and gas production volumes for the first three months of 1997 were substantially the same as the comparable 1996 period. Increases in production at South Pelto Block 23, Vermilion Block 46, Lake Hermitage, West Weeks Island and Vermilion Block 131 were offset by declines at certain other fields.

         The average oil price received for the three months ended March 31, 1997, was $21.66 per barrel, an increase of 11% from the comparable amount of $19.52 for the first quarter of 1996. For the first quarter of 1997, the average gas price was $2.77 per Mcf, an improvement of 5% from the $2.65 average price received during the first quarter of 1996. Oil and gas revenues and unit prices are net of hedging losses of $0.8 million and $0.9 million incurred during the first quarters of 1997 and 1996, respectively.

         Operating costs for the first quarters of 1997 and 1996 were $1.9 million and $2.0 million, respectively. Stated on a unit of production basis, such costs declined 4% to $2.25 per barrel of oil equivalent (BOE) for the three-month period ended March 31, 1997, from $2.34 per BOE for the first quarter of 1996.

         General and administrative expenses were essentially unchanged at $0.9 million for each of the first quarters of 1997 and 1996. Depreciation, depletion and amortization expense increased to $5.9 million for the first three months of 1997 from $5.0 million for the same 1996 period due to increased costs and lower quarter-end oil and gas prices. Interest expense for the three-month period ended March 31, 1997, was $0.4 million as compared to $0.8 million for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL AND CASH FLOW. Working capital at March 31, 1997 was $9.2 million. The Company believes that this capital plus the expected cash flow from operations and borrowings under its bank credit facility will be sufficient to fund its working capital needs for the foreseeable future. Net cash flow from operations before working capital changes for the first quarter of 1997 was $11.9 million, representing an increase of 16% from the $10.3 million reported for the same period of 1996. On a per share basis, net cash flow was $0.78 in 1997 and was lower than the 1996 first quarter amount of $0.86 due to an additional 3.2 million shares outstanding as a result of a public offering in November 1996.

         During the first quarter of 1997, the Company invested $24 million in its oil and gas properties as compared to $6.3 million in the comparable period of 1996. The 1997 first quarter investments include $0.6 million of capitalized general and administrative and interest costs.

         LONG-TERM FINANCING. During the last three quarters of 1997, the Company has budgeted $78 million for expenditure on oil and gas properties it now owns. Significant investments are planned for South Pelto Block 23, Vermilion Block 46, Vermilion Block 131 and Clovelly and Cut Off fields. The planned development operations include projects which seek to increase cash flow from proved reserves and provide additions to the Company's reserve base. It is anticipated that these investments will be funded from a combination of available working capital, cash flow from operations and borrowings under the bank credit facility.

         On September 26, 1996, the Company executed its Second Amended and Restated Credit Agreement with NationsBank of Texas, N.A., as agent for a group of banks that currently includes the First National Bank of Commerce, Hibernia National Bank and the First National Bank of Boston. The total facility amount was $125 million and was comprised of a three-year revolving credit facility and a one-year term loan. The term loan, which was $45 million, was retired in November 1996 and under its terms, is no longer available to the Company.

         The revolver provides for total availability of $80 million with a limitation on total outstanding borrowings based on a borrowing base amount established by the banks for the Company's oil and gas properties, which is $75 million. At the option of the Company, the outstanding balance of the revolver will bear interest at the NationsBank base rate, or at LIBOR plus a spread of 0.75% to 1.25%, depending upon total outstanding borrowings. At March 31, 1997, the revolver had an outstanding principal balance of $36.1 million with a weighted average interest rate of 7.28% per annum, and letters of credit totaling $6.5 million had been issued pursuant to the facility. The principal balance of the Revolver is due on October 1, 1999.

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

         In attempting to maximize stockholder value, the Company will continue to contrast and compare the cost of debt financing with the potential dilution of equity offerings. The Company's goal is to maintain a relatively low level of bank debt because of the volatility of oil and gas prices. Although the Company has no current plans to access the public markets for purposes of entering into an underwritten equity financing, it would consider such funding sources if the amount of capital needed for its acquisition and development activities increased significantly or if total debt reached an unacceptable level. Availability of these sources of capital and the Company's ability to access new opportunities will depend upon a number of factors, some of which are beyond the control of the Company.

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

         On April 15, 1997, the Company announced that during a routine workover procedure, the Company experienced a natural gas blowout of its No. 3 Well at South Timbalier Block 8 Field, which is located in state coastal waters offshore Terrebonne Parish, Louisiana. All personnel and equipment used in the operation were safely evacuated. Initially, the well flowed only dry gas around the wellhead, and subsequently the flow included a minimal amount of condensate. The Company activated its emergency response plan and a well control plan was implemented by the Company and well control specialists. Pollution containment equipment was deployed.

         The Company reported on April 21, 1997 that the No. 3 Well at South Timbalier Block 8 Field was brought under control. The well blowout was killed and a tubing bridge plug was set and cement was applied to completely isolate the well. The coordination, design and implementation of control procedures were a cooperative effort of numerous parties, including the Louisiana Departments of Environmental Quality and Natural Resources, the U.S. Coast Guard and Stone Energy personnel. The spill control strategies centered on the protection of the Isle Dernieres chain of barrier islands, some of which contain bird nesting areas. No environmental impact to these sensitive areas was detected by repeated visual observations taken by the agencies noted above from the air and on land both before and after the well was controlled.

         In an announcement dated April 22, 1997, the Company reported that its Smith Goodrich Cocke (SGC) No. 1 Well was drilled and evaluated to a total measured depth of 10,300 feet. After completion, the well was tested for a limited duration at the average daily rates of 1,954 barrels of oil and 1.0 million cubic feet of gas with flowing tubing pressure of 1,227 pounds per square inch on a 11/64-inch choke. The well, which is located onshore in Iberia Parish, Louisiana, encountered a total of approximately 366 net feet of oil productive sand. The Company's evaluation of the productive section encountered by the SGC No.1 resulted in an extension of the proved limit of the reservoir from which the Company's Cocke Goodrich No. 3 Well is producing. Based on this interpretation, the Company increased the daily producing rates from the Cocke Goodrich No. 3 Well from approximately 650 barrels and 0.4 million cubic feet of gas to 800 barrels and 0.5 million cubic feet of gas. First production from the SGC No. 1 Well is expected to begin in late June 1997 after unitization, or earlier if an escrow agreement can be reached with the drillsite lessor. The Company owns a 100% working interest and a 76% net revenue interest in the SGC No. 1 Well before well payout, and, depending on unitization results, expects to have a 90% working interest and a 69% net revenue interest after payout.

         On April 23, 1997, the Company announced that Amoco had drilled, completed and placed on production a jointly-owned development well located offshore Louisiana in Eugene Island Block 224. The C-1 Well was drilled to a total depth of 14,752 feet and logged approximately 150 feet of net pay in six sands. During a six hour test conducted prior to being placed on production, the well flowed at the average daily rates of 1,100 barrels of oil and 2.9 million cubic feet of gas with a flowing tubing pressure of 6,200 pounds per square inch. The Company operates and owns an interest in Eugene Island Block 243, which is immediately south of Amoco's Block 224, and the Amoco C-1 Well location is approximately 650 feet from the lease line. The joint development and sharing arrangement, which includes portions of both blocks, was structured in part to minimize the total investments in potentially competitive reservoirs. Working interests in the joint area are owned by Amoco (50%), the Company (43%), and partnerships managed by the Company (7%). Future joint plans include a second well scheduled for the third quarter of 1997 that is designed to develop reserves from this newly- proved fault block and to test an additional objective which produces in adjacent fault blocks.

         The Company reported on May 1, 1997 that its OCS-G 1238 No. 23 (C-2) Well was drilled, completed and tested at the South Pelto Block 23 Field, located in federal waters offshore Louisiana. The well was drilled to a total depth of 15,900 feet and logged approximately 100 feet of net pay in five sands. The initial completion was made in the 15,700-foot sand, which is a new field pay that is a 24-foot pay interval on water. During a test of limited duration, the well flowed at the average daily rates of 220 barrels of oil and 2.3 million cubic feet of gas with a flowing tubing pressure of 8,280 pounds per square inch on a 12/64-inch choke. The No. 23 Well was drilled from an existing producing structure, the "C" Platform, and is expected to be placed on production in May 1997. Drilling operations continue on the block at the No. 25 Well, which has been sidetracked after mechanical problems developed in the original hole. The Company owns a 98% working interest in the block. After the No. 25 Well, the Company plans to drill two more wells at South Pelto Block 23 during 1997. The No. 26 Well is scheduled to spud in the second quarter immediately after the No. 25 Well is completed, and an 18,500-foot test located southeast of the No. 25 Well is planned for the third quarter. Construction of the "D" Platform is in progress and on schedule, and first production is expected in the fourth quarter of 1997. This new facility will be the production platform for the No. 24 Well which was tested in December 1996, and the No. 25 and No. 26 Wells, if successful.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibit 27 Financial Data Schedule

           (b) There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STONE ENERGY CORPORATION


Date: May 5, 1997                          By:  /s/ Michael L. Finch
                                              ------------------------------
                                               Michael L. Finch
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Authorized Officer and Principal
                                                Financial Officer)

                                 EXHIBIT INDEX

                         27 -- Financial Data Schedule