Form 10-Q
period 1997-06-30
STONE ENERGY CORP
filed 1997-08-11
CIK 904080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                        For the transition period from to

                         Commission file number 1-12074

                                 ---------------

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

                                ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

     As of August 6, 1997, there were 15,016,408 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                                     PART I

Item 1. Financial Statements:
          Condensed Consolidated Balance Sheet
            as of June 30, 1997 and December 31, 1996.................      1

          Condensed Consolidated Statement of Operations
            for the Three- and Six-Month Periods
            Ended June 30, 1997 and 1996..............................      2

          Condensed Consolidated Statement of Cash Flows
            for the Six Months Ended June 30, 1997 and 1996...........      3

          Notes to Condensed Consolidated Financial Statements........      4

          Auditors' Review Report.....................................      7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................      8


                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders...........      11

Item 5. Other Information..............................................     11

Item 6. Exhibits and Reports on Form 8-K...............................     12

                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                                            June 30,               December 31,
                                Assets                                         1997                    1996
                                                                        -----------------        -----------------
                                                                              (Unaudited)
Current assets:
    Cash and cash equivalents....................................                 $10,396                   $9,864
    Marketable securities, at market.............................                  16,003                   10,331
    Accounts receivable..........................................                  11,443                   12,936
    Other current assets.........................................                     432                       94
                                                                        -----------------        -----------------
      Total current assets.......................................                  38,274                   33,225
Oil and gas properties, net:
    Proved.......................................................                 207,013                  167,562
    Unevaluated..................................................                   3,146                    3,834

Building and land, net...........................................                   3,606                    3,390
Other assets, net................................................                   1,517                    1,395
                                                                        -----------------        -----------------
      Total assets...............................................                $253,556                 $209,406
                                                                        =================        =================
                        Liabilities and Equity
Current liabilities - accounts payable and
    accrued liabilities..........................................                 $35,546                  $26,542
Long-term loans..................................................                  51,137                   26,172
Deferred tax liability...........................................                  15,264                   12,112
Other long-term liabilities......................................                   2,079                      139
                                                                        -----------------        -----------------
      Total liabilities..........................................                 104,026                   64,965
                                                                        -----------------        -----------------
Common stock.....................................................                     150                      150
Additional paid in capital.......................................                 118,502                  118,606
Retained earnings................................................                  30,878                   25,685
                                                                        -----------------        -----------------
      Total equity...............................................                 149,530                  144,441
                                                                        -----------------        -----------------
      Total liabilities and equity...............................                $253,556                 $209,406
                                                                        =================        =================

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                        Three Months Ended                          Six Months Ended
                                                             June 30,                                   June 30,
                                                  -------------------------------           ---------------------------------
                                                      1997               1996                   1997                 1996
                                                  ------------        -----------           ------------         ------------
Revenues
  Oil and gas production.....................          $13,196            $13,704                $29,005              $28,391
  Overhead reimbursements
     and management fees.....................              131                189                    255                  365
  Other income...............................              335                510                    639                  740

                                                  ------------        -----------           ------------         ------------
         Total revenues......................           13,662             14,403                 29,899               29,496
                                                  ------------        -----------           ------------         ------------

Expenses
  Normal lease operating expenses............            2,458              1,986                  4,362                3,968
  Major maintenance expenses.................              403                  -                    486                  260
  Production taxes...........................              654                765                  1,499                1,511
  Depreciation, depletion and
    amortization.............................            5,851              5,314                 11,929               10,334
  Interest...................................              677                747                  1,103                1,537
  Salaries, general and administrative.......              868                810                  1,759                1,662
  Incentive compensation plan................              154                139                    316                  278
                                                  ------------        -----------           ------------         ------------
         Total expenses......................           11,065              9,761                 21,454               19,550
                                                  ------------        -----------           ------------         ------------
Net income before income taxes...............            2,597              4,642                  8,445                9,946
                                                  ------------        -----------           ------------         ------------
Provision for income taxes
  Current....................................              100                 61                    100                  122
   Deferred..................................              900              1,726                  3,152                3,707
                                                  ------------        -----------           ------------         ------------
                                                         1,000              1,787                  3,252                3,829
                                                  ------------        -----------           ------------         ------------
Net income                                              $1,597             $2,855                 $5,193               $6,117
                                                  ============        ===========           ============         ============
Earnings per common share (see Note 2):
   Net income per share .....................            $0.10              $0.24                  $0.33                $0.51
                                                  ============        ===========           ============         ============
   Net income per share assuming full dilution           $0.10              $0.24                  $0.33                $0.51
                                                  ============        ===========           ============         ============
   Average shares outstanding................           15,314             11,954                 15,312               11,954
                                                  ============        ===========           ============         ============
   Average shares outstanding assuming full
      dilution...............................           15,327             11,954                 15,327               11,954
                                                  ============        ===========           ============         ============

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                        -----------------------------------------
                                                                              1997                     1996
                                                                        -----------------        ----------------
Cash flows from operating activities:
   Net income....................................................                  $5,193                  $6,117
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation, depletion and amortization...............                  11,929                  10,334
          Provision for deferred income taxes....................                   3,152                   3,707
                                                                        -----------------        ----------------
                                                                                   20,274                  20,158
            Increase in marketable securities....................                  (5,672)                 (5,760)
          (Increase) decrease in accounts receivable.............                   1,493                  (1,835)
          Increase in other current assets.......................                    (356)                    (28)
          Increase (decrease) in accrued liabilities.............                    (967)                    300
          Other..................................................                   1,942                     (16)

                                                                        -----------------        ----------------
Net cash provided by operating activities........................                  16,714                  12,819
                                                                        -----------------        ----------------
Cash flows from investing activities:
   Investment in oil and gas properties..........................                 (40,453)                (16,321)
  Building additions and renovations.............................                    (260)                      -
   Other asset additions.........................................                    (332)                   (191)
                                                                        -----------------        ----------------
Net cash used in investing activities............................                 (41,045)                (16,512)
                                                                        -----------------        ----------------
Cash flows from financing activities:
   Proceeds from borrowings......................................                  25,000                   9,000
   Repayment of debt.............................................                     (33)                 (4,034)
  Expenses for common stock offering.............................                    (104)                      -
  Exercise of stock options......................................                       -                      34
                                                                        -----------------        ----------------
Net cash provided by financing activities........................                  24,863                   5,000
                                                                        -----------------        ----------------
Net increase in cash.............................................                     532                   1,307
Cash balance beginning of period.................................                   9,864                   6,286
                                                                        -----------------        ----------------
Cash balance end of period.......................................                 $10,396                  $7,593
                                                                        =================        ================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest (net of amount capitalized).......................                  $1,003                  $1,496
      Income taxes...............................................                     100                      44
                                                                        -----------------        ----------------
   Total.........................................................                  $1,103                  $1,540
                                                                        =================        ================

                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Statements

         The condensed consolidated financial statements of Stone Energy Corporation (the "Company") at June 30, 1997 and for the three- and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of future financial results.

Note 2 - Earnings Per Share

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128 "), "Earnings Per Share," which simplifies the computation of earnings per share
(EPS). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all prior period EPS data presented. Pro forma EPS and EPS assuming dilution calculated in accordance with SFAS No. 128 totaled $0.35 and $0.34 per share, respectively, for the six months ended June 30, 1997, and $0.52 and $0.51 per share, respectively, for the six months ended June 30, 1996. Pro forma EPS and EPS assuming dilution calculated in accordance with SFAS No. 128 totaled $0.11 and $0.10 per share, respectively, for the three months ended June 30, 1997, and $0.24 per share for the three months ended June 30, 1996.

Note 3 - Hedging Activities

         In order to reduce its exposure to the possibility of declining oil and gas prices, from time to time the Company hedges with third parties certain of its crude oil and natural gas production in various swap agreement contracts. The crude oil contracts are tied to the price of NYMEX light sweet crude oil futures and are settled monthly based on the differences between contract prices and the average NYMEX prices for that month applied to the related contract volumes. Settlement for gas swap contracts is based on the average of the last three days of trade on the NYMEX for each month of the swap.

         The Company's forward positions as of August 1, 1997, are summarized as follows:


                           Oil                            Gas
                 --------------------------     --------------------------
                                   Average                      Average
                  MBbls             Price           Bbtu         Price
                 -------        -----------      ----------   ------------
July 1997.....     --                --             310          $2.138


         For the three- and six-month periods ended June 30, 1997, net oil and gas hedging income (losses) amounted to $40,849 and ($726,035), respectively, and were recorded in the accompanying condensed consolidated statement of operations as an addition to (reduction of) revenues from oil and gas production.

Note 4 - Long-Term Loans

         On July 30, 1997, the Company executed its Third Amended and Restated Credit Agreement with NationsBank of Texas, N.A., as agent for a group of banks. The total facility amount of $150,000,000 is comprised of a three-year revolving credit loan and a term loan due on January 1, 1999. Current availability of the facility is $130,000,000, and the current weighted average interest rate of the facility is 7.3% per annum. As of August 1, 1997, the total outstanding principal balance was $79,073,000 and letters of credit totaling $6,522,000 have been issued pursuant to the facility.

         The revolver provides for total availability of $100,000,000 with a limitation on total outstanding borrowings based on a borrowing base amount established by the banks for the Company's oil and gas properties, which currently is $80,000,000. The term loan of $50,000,000 was established to finance the acquisition of the Vermilion Block 255 Field and certain development costs. If the term loan is outstanding on March 1, 1998, the banks have the right to redetermine the borrowing base of the facility which could result in an acceleration of the payments due under the term loan.

Note 5 - New Accounting Standards

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS Nos. 130 and 131 are effective for 1998. Adoption of these standards is not expected to have an effect on the Company's financial statements, financial position or results of operations.

Note 6 - Subsequent Events

         The Company purchased certain interests in Vermilion Block 255 Field for $36,600,000 on August 1, 1997. The field consists of interests in four Vermilion blocks (255, 256, 267 and 268), and the working interests acquired range from 66.7% to 83.3%. The effective date of the acquisition was April 1, 1997, and net cash flow from the property from April through July 1997, estimated at $2,400,000, will be recorded as a reduction of the investment in the property. In addition to the purchase price, the Company provided a bond in the amount of $8,800,000 to secure abandonment obligations.

         On August 8, 1997, the Company purchased for $1,500,000 the 80% working interest of Nuevo Energy Company in its South Timbalier Block 8 Field, offshore Louisiana, giving the Company a 98% working interest in approximately 1,592 acres in this field. The effective date of the transaction was June 1, 1997.

                             AUDITORS' REVIEW REPORT



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:

      We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of June 30, 1997 and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 1997 and 1996, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Stone Energy Corporation as of December 31, 1996, (not presented herein) and in our report dated February 28, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



ARTHUR ANDERSEN LLP

New Orleans, Louisiana
August 4, 1997

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

Results of Operations

    The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three- and six-month periods ended June 30, 1997 and 1996.


                                                        Three Months Ended                      Six Months Ended
                                                             June 30,                               June 30,
                                                  -------------------------------       --------------------------------
                                                     1997                1996              1997                 1996
                                                  -----------         -----------       -----------         ------------
Production:
     Oil (MBbls)...............................           344                 325               694                  663
     Gas (MMcf)................................         3,012               3,069             5,990                6,128
     Oil and gas (MBOE)........................           846                 837             1,692                1,684
Sales data (in thousands):
     Total oil sales...........................        $6,516              $6,514           $14,075              $13,091
     Total gas sales...........................         6,680               7,190            14,930               15,300
Average sales prices:
     Oil (per Bbl).............................        $18.94              $20.04            $20.28               $19.75
     Gas (per Mcf).............................          2.22                2.34              2.49                 2.50
     Per BOE...................................         15.60               16.37             17.14                16.86
Average costs (per BOE):
     Normal lease operating
        expenses (a)...........................         $2.91               $2.37             $2.58                $2.36
     General and administrative................          1.03                0.97              1.04                 0.99
     Depreciation, depletion
        and amortization.......................          6.75                6.27              6.89                 6.06

     (a)  Excludes major maintenance expenses

         Net income for the quarter ended June 30, 1997 was $1.6 million or $0.10 per share, as compared to 1996's second quarter amounts of $2.9 million or $0.24 per share. For the first six months of 1997, net income was $5.2 million, as compared to $6.1 million for the comparable 1996 period.

         Total oil and gas revenues for the second quarter of 1997 were $13.2 million, and were comprised of $6.7 million of gas revenues and $6.5 million of oil revenues. Overall production quantities were essentially equal to the levels achieved in the second quarter of 1996 and the first quarter of 1997, as new production from acquisitions and successful development activities offset production declines at more mature properties. Average oil and gas prices received in the second quarter of 1997 of $18.94 per barrel and $2.22 per Mcf were approximately 5% less than year earlier levels.

         Operating expenses per barrel of oil equivalent (BOE) for the second quarter of 1997 were $2.91, which included unscheduled repairs at South Pelto Block 23 and Lake Hermitage, and unitization expenses at West Weeks Island. Major maintenance expenses during the second quarter of 1997 included the portion of the costs of a well blowout at South Timbalier Block 8, which were not covered by insurance. For the first six months of 1997, general and administrative expenses increased slightly to $1.8 million in total and to $1.04 per BOE.

         Interest expense decreased to $1.1 million for the six months ended June 30, 1997 from $1.5 million for the comparable 1996 period due to lower levels of long term debt. Depreciation, depletion and amortization expense increased to $11.7 million for the first half of 1997 from the $10.2 million reported for same period of 1996 primarily due to higher finding costs.

Liquidity and Capital Resources

         Working Capital and Cash Flow. Working capital at June 30, 1997 was $2.7 million. The Company believes that this capital plus the expected cash flow from operations and borrowings under its bank credit facility will be sufficient to fund its working capital needs for the foreseeable future. Net cash flow from operations before working capital changes for the second quarter of 1997 was $8.3 million or $0.55 per share, compared to $9.9 million or $0.83 per share for 1996's second quarter. For the first six months of 1997, net cash flow from operations before working capital changes totaled $20.3 million.

         During the second quarter of 1997, the Company invested $26.5 million in its oil and gas properties primarily in drilling, completion and platform construction activities. In the first half of 1997, the Company invested $50.4 million in its oil and gas properties, as compared to investments of $24.0 million during the comparable 1996 period. The investments for the first six months of 1997 include $1.2 million of capitalized general and administrative costs.

         Long-Term Financing. During the last two quarters of 1997, the Company has budgeted development expenditures of $59 million for oil and gas properties it now owns. Significant investments are planned for South Pelto Block 23, Vermilion Block 46, Lake Hermitage and Clovelly fields. The planned development operations include projects which seek to increase cash flow from proved reserves and provide additions to the Company's reserve base. It is anticipated that these investments will be funded from a combination of available working capital, cash flow from operations and borrowings under the bank credit facility. On August 1, 1997, the Company closed the acquisition of Vermilion Block 255 for $36.6 million, which amount was borrowed under the bank credit facility.

         On July 30, 1997 the Company amended its credit facility with its bank group, which is led by NationsBank of Texas, N.A. The total facility amount of $150 million is comprised of a three-year revolving credit loan and a term loan due on January 1, 1999. Current availability of the facility is $130 million, and the current weighted average interest rate of the facility is 7.3% per annum. As of August 1, 1997, the total outstanding principal balance was $79.1 million and letters of credit totaling $6.5 million had been issued pursuant to the facility.

         The revolver provides for total availability of $100 million with a limitation on total outstanding borrowings based on a borrowing base amount established by the banks for the Company's oil and gas properties, which currently is $80 million. The term loan of $50 million was established to finance the closing of the Vermilion Block 255 acquisition and certain development costs. If the term loan is outstanding on March 1, 1998, the banks have the right to redetermine the borrowing base of the facility which could result in an acceleration of the payments due under the term loan.

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

         In attempting to maximize stockholder value, the Company will continue to contrast and compare the cost of debt financing with the potential dilution of equity offerings. The Company's goal is to maintain a relatively low level of bank debt because of the volatility of oil and gas prices. Although the Company has no current plans to access the public markets for purposes of entering into an underwritten financing, it would consider such a financing if the amount of capital needed for its acquisition and development activities increased significantly or if total bank debt reached an unacceptable level. Availability of these sources of capital and the Company's ability to access new opportunities will depend upon a number of factors, some of which are beyond the control of the Company.

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

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of stockholders held on May 15, 1997, three
Class I Directors, D. Peter Canty, Raymond B. Gary, and David R. Voelker, were elected to serve until the annual meeting of stockholders in the year 2000. Messrs. Canty and Gary each received the vote of 11,923,756 shares with the vote of 5,700 shares for each of said Directors withheld, and Mr. Voelker received the vote of 11,923,656 shares with the vote of 5,800 shares withheld. No other Director was standing for election. B. J. Duplantis, Michael L. Finch, and John
P. Laborde are Class II Directors whose terms expire with the 1998 annual meeting of stockholders. James H. Stone, Joe R. Klutts, and Robert A. Bernhard are Class III Directors whose terms expire with the 1999 annual meeting of stockholders.

         A management proposal to ratify the appointment of Arthur Andersen LLP by the Board of Directors as independent auditors to the Company for the year 1997 was approved. The vote was 11,495,192 shares for, 377,318 shares against, and 38,396 shares abstained.

         A management proposal to ratify an Amendment and Restatement of the Company's 1993 Stock Option Plan was approved. The vote was 10,742,175 shares for, 1,185,331 shares against, and 1,950 shares abstained.

Item 5.  Other Information

         The following is a summary of certain of the Company's recent activities.

         On May 13, 1997, the Company announced that its OCS-G 1238 No. 25 Well was drilled and evaluated through 16,940 feet at the South Pelto Block 23 Field, located in federal waters offshore Louisiana. Analyses of electric logs and core samples indicated 213 net feet of pay in four sands between 13,800 and 16,800 feet. The No. 25 Well encountered the primary objective "D" sand between 16,520 and 16,680 feet in a crestal position and structurally higher than initially seen in the No. 24 Well, which was announced in December 1996. Conventional cores taken over a 30-foot interval in the top of this oil sand indicated extremely high quality reservoir rock, with average porosity of 25% and average permeability of 500 millidarcies.

         The Company reported that the construction of the "D" Platform is underway with a planned capacity to produce 100 million cubic feet of gas per day and 15,000 barrels of oil and condensate per day. This new facility will be installed at the site of the No. 24 and 25 Wells, which are expected to be completed and tested in the third quarter of 1997. First production from these wells is expected in the fourth quarter of 1997. The rig used to drill the No. 25 Well will immediately spud the No. 26 Well from the same surface location utilized for the No. 24 and 25 Wells.

         In an announcement dated August 1, 1997, the Company reported that it had closed the purchase of certain interests in Vermilion Block 255 Field from three entities for $36.6 million. The sellers were Aviara Energy Corporation, Forest Oil Corporation and Total Minatome Corporation. The field consists of interests in four Vermilion blocks (255, 256, 267 and 268), and the working interests acquired range from 66.7% to 83.3%. Stone Energy is now the field operator, and the remaining interests in the property are owned by CNG Producing Company. In addition to the purchase price, the Company provided a bond in the amount of $8.8 million to secure abandonment obligations. The effective date of the acquisition was April 1, 1997, and net cash flow from the property from April through July 1997, estimated at $2.4 million, will be recorded as a reduction of the investment in the property. Vermilion Block 255 Field is located approximately 75 miles offshore Louisiana in water depths ranging from 130 to 175 feet. Eight platforms and 48 wells exist on the field, with 10 wells currently producing at the aggregate daily rates of approximately 1,500 barrels of oil and 18 million cubic feet of gas.

         On August 8, 1997, the Company purchased for $1.5 million the 80% working interest of Nuevo Energy Company in its South Timbalier Block 8 Field, offshore Louisiana, giving the Company a 98% working interest in approximately 1,592 acres in this field. The effective date of the transaction was June 1, 1997.

Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibit 27 Financial Data Schedule

           (b) There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STONE ENERGY CORPORATION


Date: August 11, 1997                  By: /s/ Michael L. Finch
                                           ---------------------
                                           Michael L. Finch
                                           Executive Vice President and
                                              Chief Financial Officer
                                           (Authorized Officer and Principal
                                               Financial Officer)

                                 EXHIBIT INDEX


                         27 -- Financial Data Schedule