Form 10-Q
period 1997-09-30
STONE ENERGY CORP
filed 1997-11-12
CIK 904080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                                Yes _X_  No ___

     As of November 10, 1997, there were 15,040,408 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                           PAGE
                                     PART I

Item 1.   Financial Statements:
            Condensed Consolidated Balance Sheet
              as of September 30, 1997 and December 31, 1996..............   1

            Condensed Consolidated Statement of Operations
              for the Three- and Nine-Month Periods Ended
              September 30, 1997 and 1996.................................   2

            Condensed Consolidated Statement of Cash Flows
              for the Nine Months Ended September 30, 1997 and 1996.......   3

            Notes to Condensed Consolidated Financial Statements..........   4

            Auditors' Review Report.......................................   7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   8


                                     PART II

Item 5.   Other Information...............................................  11

Item 6.   Exhibits and Reports on Form 8-K................................  12

                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                  SEPTEMBER 30,            DECEMBER 31,
                                ASSETS                                1997                    1996
                                                              ------------------       -----------------
                                                                     (UNAUDITED)
Current assets:
    Cash and cash equivalents...............................              $5,088                  $9,864
    Marketable securities, at market........................              26,340                  10,331
    Accounts receivable.....................................              13,913                  12,936
    Other current assets....................................                 327                      94
                                                              ------------------       -----------------
      Total current assets..................................              45,668                  33,225
Oil and gas properties, net:
    Proved..................................................             258,452                 167,562
    Unevaluated.............................................              12,822                   3,834

Building and land, net of accumulated depreciation..........               3,559                   3,390
Other assets, net...........................................               4,641                   1,395
      Total assets..........................................            $325,142                $209,406
                                                              ==================       =================
                        LIABILITIES AND EQUITY
Current liabilities - accounts payable and
    accrued liabilities.....................................             $40,905                 $26,542
Long-term loans.............................................             113,045                  26,172
Deferred tax liability......................................              16,826                  12,112
Other long-term liabilities.................................               2,054                     139
                                                              ------------------       -----------------
      Total liabilities.....................................             172,830                  64,965
                                                              ------------------       -----------------
Common stock................................................                 150                     150
Additional paid in capital..................................             118,789                 118,606
Retained earnings...........................................              33,373                  25,685
                                                              ------------------       -----------------
      Total equity..........................................             152,312                 144,441
                                                              ------------------       -----------------
      Total liabilities and equity..........................            $325,142                $209,406
                                                              ==================       =================

                                             STONE ENERGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)


                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                  ------------------------------       ------------------------------
                                                      1997             1996                1997              1996
                                                  ------------     -------------       ------------      ------------
REVENUES
  Oil and gas production.....................          $15,603           $12,857            $44,608           $41,248
  Overhead reimbursements
     and management fees.....................              119               196                374               561
  Other income...............................              236               198                875               938
                                                  ------------     -------------       ------------      ------------
         Total revenues......................           15,958            13,251             45,857            42,747
                                                  ------------     -------------       ------------      ------------
EXPENSES
  Normal lease operating expenses............            2,420             2,147              6,782             6,115
  Major maintenance expenses.................              130                11                616               271
  Production taxes...........................              355               892              1,854             2,403
  Depreciation, depletion and
    amortization.............................            6,472             5,163             18,401            15,497
  Interest...................................            1,448               959              2,551             2,496
  Salaries, general and administrative.......              924               794              2,683             2,456
  Incentive compensation plan................              152                 -                468               278
                                                  ------------     -------------       ------------      ------------
         Total expenses......................           11,901             9,966             33,355            29,516
                                                  ------------     -------------       ------------      ------------
Net income before income taxes...............            4,057             3,285             12,502            13,231
                                                  ------------     -------------       ------------      ------------
Provision for income taxes
  Current....................................                -                51                100               173
   Deferred..................................            1,562             1,213              4,714             4,920
                                                  ------------     -------------       ------------      ------------
                                                         1,562             1,264              4,814             5,093
                                                  ------------     -------------       ------------      ------------
Net income                                              $2,495            $2,021             $7,688            $8,138
                                                  ============     =============       ============      ============
Earnings per common share (see Note 2):
   Net income per share .....................            $0.16             $0.17              $0.49             $0.68
                                                  ============     =============       ============      ============
   Net income per share assuming full dilution           $0.16             $0.17              $0.49             $0.68
                                                  ============     =============       ============      ============
   Average shares outstanding................           15,359            11,959             15,327            11,923
                                                  ============     =============       ============      ============
   Average shares outstanding assuming full
      dilution...............................           15,434            11,959             15,417            11,933
                                                  ============     =============       ============      ============

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                 --------------------------------------
                                                                       1997                 1996
                                                                 -----------------    -----------------
Cash flows from operating activities:
   Net income...............................................               $7,688               $8,138
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation, depletion and amortization..........               18,401               15,497
          Provision for deferred income taxes...............                4,714                4,920
                                                                 -----------------    -----------------
                                                                           30,803               28,555
            (Increase) decrease in marketable securities....              (16,009)              (9,892)
          (Increase) decrease in accounts receivable........                 (977)              (3,285)
          (Increase) decrease in other current assets.......                 (258)                 376
          Increase (decrease) in accounts payable and
                accrued liabilities.........................               (1,685)                 260
            Deferred financing costs........................               (3,128)                (653)
          Other.............................................                1,914                  (21)
                                                                 -----------------    -----------------
Net cash provided by operating activities...................               10,660               15,340
                                                                 -----------------    -----------------
Cash flows from investing activities:
   Investment in oil and gas properties.....................             (102,647)             (54,569)
  Sale of oil and gas properties ...........................                  825                    -
   Other asset additions....................................                 (674)                (354)
                                                                 -----------------    -----------------
Net cash used in investing activities.......................             (102,496)             (54,923)
                                                                 -----------------    -----------------
Cash flows from financing activities:
   Proceeds from borrowings.................................               59,000               44,000
   Repayment of debt........................................              (72,123)              (4,051)
  Issuance of 8-3/4% Senior Subordinated Notes (Note 4).....              100,000                    -
  Expenses for common stock offering .......................                 (104)                   -
  Exercise of stock options.................................                  287                   34
                                                                 -----------------    -----------------
Net cash provided by financing activities...................               87,060               39,983
                                                                 -----------------    -----------------
Net increase (decrease) in cash.............................               (4,776)                 400
Cash balance beginning of period............................                9,864                6,286
                                                                 -----------------    -----------------
Cash balance end of period..................................               $5,088               $6,686
                                                                 =================    =================
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)..................               $2,561               $2,343
      Income taxes..........................................                  100                   95
                                                                 -----------------    -----------------
   Total....................................................               $2,661               $2,438
                                                                 =================    =================

                            STONE ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements of Stone Energy Corporation (the "Company") at September 30, 1997 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of future financial results.

NOTE 2 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128 "), "Earnings Per Share," which simplifies the computation of earnings per share
(EPS). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all prior period EPS data presented. Pro forma EPS and EPS assuming dilution calculated in accordance with SFAS No. 128 totaled $0.51 and $0.50 per share, respectively, for the nine months ended September 30, 1997, and $0.69 and $0.68 per share, respectively, for the nine months ended September 30, 1996. Pro forma EPS and EPS assuming dilution calculated in accordance with SFAS No. 128 totaled $0.17 and $0.16 per share, respectively, for the three months ended September 30, 1997, and $0.17 per share for the three months ended September 30, 1996.

NOTE 3 - HEDGING ACTIVITIES

         In order to reduce its exposure to the possibility of declining oil and gas prices, from time to time the Company hedges with third parties certain of its crude oil and natural gas production in various swap agreement contracts. The crude oil contracts are tied to the price of NYMEX light sweet crude oil futures and are settled monthly based on the differences between contract prices and the average NYMEX closing prices for that month applied to the related contract volumes. Settlement for gas swap contracts is based on the average closing prices of either the last three days or last full month of trading on the NYMEX for each month of the swap.

                The Company's forward positions as of November 10, 1997, are summarized as follows:


                                       OIL                            GAS
                       ---------------------------------------------------
                                        AVERAGE                  AVERAGE
                          MBBLS          PRICE        BBTU        PRICE
                       ------------   -----------  ----------   ----------
Fourth quarter, 1997       73            $22.15       1,530       $3.198
First quarter, 1998       108             21.58       1,800        2.940
Second quarter, 1998       36             21.15         300        2.427

         For the three- and nine-month periods ended September 30, 1997, net oil and gas hedging losses amounted to $26,133 and $752,168, respectively, and were recorded in the accompanying condensed consolidated statement of operations as a reduction of revenues from oil and gas production.

NOTE 4 - LONG-TERM LOANS

         On September 16, 1997, the Company completed an offering of $100 million principal amount of its 8-3/4% Senior Subordinated Notes (the "Notes") due September 15, 2007 with interest payable semiannually commencing March 15, 1998. The Notes were sold at a discount for an aggregate price of $99.3 million and the net proceeds from the offering were used to repay amounts outstanding under the Company's bank credit facilities and for other general corporate purposes. There are no sinking fund requirements on the Notes and they are redeemable at the option of the Company, in whole or in part, at 104.375% of their principal amount beginning September 15, 2002, and thereafter at prices declining annually to 100% on and after 2005. Provisions of the Notes include, without limitation, restrictions on liens, indebtedness, asset sales and other restricted payments.

         On July 30, 1997, the Company executed its Third Amended and Restated Credit Agreement with NationsBank of Texas, N.A., as agent for a group of banks. The total facility amount of $150 million was originally comprised of a three-year revolving credit loan and a term loan due on January 1, 1999. However, the term loan of $50 million, which was established to finance the acquisition of the Vermilion Block 255 Field and certain development costs, was retired in September 1997 with proceeds generated from the Company's notes offering. Additionally, the borrowing base of its $100 million revolving credit facility was reduced to $55 million subsequent to the offering of the Notes. The current weighted average interest rate is 6.8% per annum. As of November 4, 1997, the total outstanding principal balance was $10 million and letters of credit totaling $6.5 million had been issued pursuant to the facility.

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

NOTE 6 - SUBSEQUENT EVENTS

         On October 30, 1997, the Company purchased Shell Offshore Inc.'s interest in Louisiana State Lease No. 14905 and the recently drilled SL 14905 No. 1 discovery well, for $4.1 million. The lease covers 820 acres and is located immediately west of the Company's South Timbalier Block 8 Field. The purchase of State Lease No. 14905 increases and consolidates the Company's ownership in this Field which now totals 3,552 acres.

                             AUDITORS' REVIEW REPORT



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:

      We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of September 30, 1997 and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 1997 and 1996, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
October 31, 1997

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

RESULTS OF OPERATIONS

      The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three- and nine-month periods ended September 30, 1997 and 1996.


                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                 --------------------        ------------------------
                                                   1997         1996           1997           1996
                                                 -------      -------        ---------      ---------
Production:
     Oil (MBbls)...............................     416           361           1,109          1,023
     Gas (MMcf)................................   3,337         2,479           9,328          8,608
     Oil and gas (MBOE)........................     972           774           2,664          2,458
Sales data (in thousands):
     Total oil sales...........................  $7,543        $7,232         $21,618        $20,323
     Total gas sales...........................   8,060         5,625          22,990         20,925
Average sales prices:
     Oil (per Bbl).............................  $18.13        $20.03          $19.49         $19.87
     Gas (per Mcf).............................    2.42          2.27            2.46           2.43
     Per BOE...................................   16.05         16.61           16.74          16.78
Average costs (per BOE):
     Normal lease operating
        expenses (a)...........................   $2.49         $2.77           $2.55          $2.49
     General and administrative................    0.95          1.03            1.01           1.00
     Depreciation, depletion
        and amortization.......................    6.51          6.58            6.75           6.23

     (a)  Excludes major maintenance expenses

         Net income for the quarter ended September 30, 1997 was $2.5 million, an increase of 23% over the net income reported for the third quarter of 1996 of $2.0 million. Net income per share for the third quarters of 1997 and 1996 was $0.16 and $0.17, respectively. For the first nine months of 1997, net income was $7.7 million, as compared to $8.1 million for the 1996 period.

         Total oil and gas revenues for the three months ended September 30, 1997 were $15.6 million, representing a 21% increase over the same period of 1996. For the quarter, gas production volumes increased 35% and oil production volumes increased 15% from 1996. The average oil price received in the third quarter of 1997 of $18.13 per barrel was 10% less than the comparable 1996 amount, while 1997's third quarter average gas price of $2.42 per Mcf was 7% more than year earlier levels.

         Operating expenses for the third quarters of 1997 and 1996 were $2.4 million and $2.1 million, respectively. Stated on a unit of production basis, such costs declined 10% to $2.49 per BOE for the quarter ended September 30, 1997, from $2.77 per BOE for the comparable 1996 period. For the quarter ended September 30, 1997, general and administrative expenses increased slightly in total but declined 8% per BOE to $0.95 from $1.03 per BOE for the quarter ended September 30, 1996.

         Interest expense increased to $1.5 million for the quarter ended September 30, 1997 from $1.0 million for the comparable 1996 period due to higher levels of debt. Depreciation, depletion and amortization expense increased to $18.0 million for the first nine months of 1997 from the $15.3 million reported for same period of 1996 primarily due to increased production rates and higher finding costs.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL AND CASH FLOW. Working capital at September 30, 1997 was $4.8 million. The Company believes that this capital plus the expected cash flow from operations and borrowings under its bank credit facility will be sufficient to fund its working capital needs for the foreseeable future. Net cash flow from operations before working capital changes for the third quarter of 1997 was $10.5 million or $0.69 per share, compared to $8.4 million or $0.70 per share for the third quarter of 1996. For the first nine months of 1997, net cash flow from operations before working capital changes totaled $30.8 million.

         During the third quarter and nine-month periods of 1997, the Company invested $68.3 and $118.7 million, respectively, in its oil and gas properties primarily in acquisition, drilling, completion and platform construction activities. During the respective 1996 periods, the Company invested $38.8 and $62.9 million in its oil and gas properties. The investments for the first nine months of 1997 include $1.9 million of capitalized general and administrative costs.

         LONG-TERM FINANCING. For the fourth quarter of 1997, the Company has budgeted capital expenditures of $33.7 million. Significant investments are planned for South Pelto Block 23, Eugene Island Block 243, Weeks Island and Clovelly fields. The planned development operations include projects which seek to increase cash flow from proved reserves and provide additions to the Company's reserve base. It is anticipated that these investments will be funded from a combination of available working capital, cash flow from operations and borrowings under the revolver.

         On September 16, 1997, the Company completed an offering of $100 million principal amount of its 8-3/4% Senior Subordinated Notes (the "Notes") due September 15, 2007 with interest payable semiannually commencing March 15, 1998. The Notes were sold at a discount for an aggregate price of $99.3 million and the net proceeds from the offering were used to repay amounts outstanding under the Company's bank credit facilities and for other general corporate purposes. There are no sinking fund requirements on the Notes and they are redeemable at the option of the Company, in whole or in part, at 104.375% of their principal amount beginning September 15, 2002, and thereafter at prices declining annually to 100% on and after 2005. Provisions of the Notes include, without limitation, restrictions on liens, indebtedness, asset sales and other restricted payments.

         On July 30, 1997, the Company executed its Third Amended and Restated Credit Agreement with NationsBank of Texas, N.A., as agent for a group of banks. The total facility amount of $150 million was originally comprised of a three-year revolving credit loan and a term loan due on January 1, 1999. However, the term loan of $50 million, which was established to finance the acquisition of the Vermilion Block 255 Field and certain development costs, was retired in September 1997 with proceeds generated from the Company's notes offering. Additionally, the borrowing base of its $100 million revolving credit facility was reduced to $55 million subsequent to the offering of the Notes. The current weighted average interest rate is 6.8% per annum. As of November 4, 1997, the total outstanding principal balance was $10 million and letters of credit totaling $6.5 million had been issued pursuant to the facility.

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

         FORWARD-LOOKING STATEMENTS. The foregoing discussion of Liquidity and Capital Resources includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulations and the ability of the Company to meet its stated business goals.

                                     PART II

ITEM 5.  OTHER INFORMATION

         The following is a summary of certain of the Company's recent activities:

         On September 15, 1997, the Company announced that the C-1 Well located in Eugene Island Block 224 had been recompleted and placed on production at the daily rates of approximately 25 million cubic feet of gas and 1,600 barrels of oil. The Company owns an approximate 43% working interest and a 35% net revenue interest in the well. The Company operates and owns an interest in Eugene Island Block 243, which is immediately south of Amoco's Block 224. The C-1 Well, which was announced in April 1997, is located approximately 650 feet from the lease line. The joint development and sharing arrangement between Amoco and Stone Energy, which includes portions of both blocks, was structured in part to minimize the total investments in potentially competitive reservoirs.

         On October 1, 1997, the Company announced that its Goodrich Cocke No. 5 Well had been drilled and placed on production. At the time of the announcement, the well was producing at a daily rate of 4.2 million cubic feet of gas and 70 barrels of oil. The well, located onshore in Iberia Parish, Louisiana, was evaluated to a total measured depth of 9,200 feet and encountered 110 net feet of pay interval. The Company owns a 98% working interest and a 64% net revenue interest in the No. 5 Well before payout, and, after the completion of unitization proceedings and well payout, expects to have a 74% working interest and a 51% net revenue interest.

         On October 30, 1997, the Company purchased Shell Offshore Inc.'s interest in Louisiana State Lease No. 14905 and the recently drilled SL 14905 No. 1 discovery well, for $4.1 million. The lease covers 820 acres and is located immediately west of the Company's South Timbalier Block 8 Field. The Company plans to complete and test the deepest of two productive sands in November where analyses of electric logs and core samples indicate the No. 1
Well encountered 39 net feet of pay interval between 13,918 feet and 14,070 feet. First production is expected in January 1998 following installation of production facilities and the tie-in to Block 8 Field. The purchase of State Lease No. 14905 increases and consolidates the Company's ownership in this Field which now totals 3,552 acres.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a) Exhibit 15 - Consent of Arthur Andersen LLP dated November 7, 1997 regarding interim financial statements.

         (b)  Exhibit 27 - Financial Data Schedule.

         (c) The Company filed a Current Report on Form 8-K and on Form 8-K/A under Items 2 and 7 dated August 15, 1997 that discussed the Company's acquisition of the Vermilion Block 255 Field.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STONE ENERGY CORPORATION


Date: November 12, 1997                 By:  /s/ Michael L. Finch
                                           ----------------------
                                           Michael L. Finch
                                           Executive Vice President and
                                              Chief Financial Officer
                                           (Authorized Officer and Principal
                                                  Financial Officer)

                                 EXHIBIT INDEX


         (a) Exhibit 15 - Consent of Arthur Andersen LLP dated November 7, 1997 regarding interim financial statements.

         (b)  Exhibit 27 - Financial Data Schedule.

         (c) The Company filed a Current Report on Form 8-K and on Form 8-K/A under Items 2 and 7 dated August 15, 1997 that discussed the Company's acquisition of the Vermilion Block 255 Field.