Form 10-K405
period 1997-12-31
STONE ENERGY CORP
filed 1998-03-20
CIK 904080

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

                   For the fiscal year ended December 31, 1997

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

 State of incorporation: Delaware I.R.S.  Employer Identification No. 72-1235413

                           625 E. Kaliste Saloom Road
                           Lafayette, Louisiana 70508
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (318) 237-0410

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                                                   Name of each exchange
              Title of each class                   on which registered
              --------------------                -----------------------
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

                            [x] Yes         [  ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $408,812,885 as of March 11, 1998 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape).

        As of March 11, 1998, the registrant had outstanding 15,062,408 shares of Common Stock, par value $.01 per share.

         Document incorporated by reference: Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 14, 1998, which is incorporated into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                        Page No.

                                     PART I

Item 1.   Business......................................................     1

Item 2.   Properties....................................................    11

Item 3.   Legal Proceedings.............................................    13

Item 4.   Submission of Matters to a Vote of Security Holders...........    14

Item 4A.  Executive Officers of the Registrant..........................    14


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...........................................    16

Item 6.   Selected Financial and Operating Data.........................    17

Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................    18

Item 8.   Financial Statements and Supplementary Data...................    24

Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.......................................    24


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant............    24

Item 11.  Executive Compensation........................................    24

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management.........................................    24

Item 13.  Certain Relationships and Related Transactions................    24


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K...................................................    25



          Index to Financial Statements................................    F-1

          Glossary of Certain Industry Terms...........................    G-1

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development and operation of oil and gas properties onshore and offshore in the Gulf Coast Basin. The Company and its predecessors have been active in the Gulf Coast Basin since 1973, which gives the Company extensive geophysical, technical and operational expertise in this area. As of December 31, 1997, the Company had estimated proved reserves of approximately 189.2 Bcf of natural gas and 17.8 MMBbls of oil, or an aggregate of approximately 49.3 MMBOE, with a present value of estimated pre-tax future net cash flows of $367.9 million (based upon prices in December 1997).

    The Company's business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties located in the Gulf Coast Basin. The Company seeks properties that have an established production history, proved undeveloped reserves and multiple prospective reservoirs that provide significant development opportunities and an attractive price due to low current production levels and properties in which the Company would have the ability to control operations. Prior to acquiring a property, the Company performs a thorough geological, geophysical and engineering analysis of the property to formulate a comprehensive development plan. Through development activities, the Company seeks to increase cash flow from existing proved reserves and to establish additional proved reserves. These activities typically involve the drilling of new wells, workovers and recompletions of existing wells, and the application of other techniques designed to increase production.

    Since 1993, the Company has increased the number of properties in which it has an interest from five to 15, and serves as operator of 14 of these properties. In addition, the Company has substantially expanded its technical database, including 3-D seismic data relating to its properties and potential acquisitions. As a result, the Company has been able to significantly increase its development activities. For the year ending December 31, 1998, the Company has budgeted capital expenditures of $130.5 million which includes $12.5 million for the recently acquired East Cameron Block 64 field and $118.0 million for development operations, which includes plans to drill 27 new wells, conduct eight workovers/recompletions on existing wells and, depending upon the success of specific development activities, install two new offshore production platforms. The Company's capital expenditures for 1997 totaled $148.8 million, of which $37.0 million was for the acquisition of interests in producing properties.

    The Company completed its initial public offering of common stock in July 1993 (the "Initial Public Offering"), and its shares are listed on the New York Stock Exchange. A secondary offering of common stock was completed in November 1996, and the Company had a total of 15,062,408 shares outstanding at March 11, 1998. In September 1997, the Company completed an offering of $100 million principal amount of its 8-3/4% Senior Subordinated Notes. Stone Energy is headquartered in Lafayette, Louisiana, with additional offices in New Orleans and Houston.

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

COMPETITION AND MARKETS

    Competition in the Gulf Coast Basin is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. The Company competes with the major oil companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of the Company's competitors have financial resources and exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete, particularly in regions outside of the Gulf Coast Basin. See "Risk Factors-Competition."

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

    In April 1997, after two years of study, the MMS withdrew proposed changes to the way it values natural gas for royalty payments. These proposed changes have established an alternative market-based method to calculate royalties on certain natural gas sold to affiliates or pursuant to non-arm's length sales contracts. In addition, the MMS has recently issued a notice of proposed rulemaking in which it proposes to amend it regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's-length and non-arm's-length crude oil transactions to decrease reliance on crude oil posted prices and assign a value to crude oil that better reflects market value, establish a new MMS form for collecting value differential data and amend the valuation procedure for the sale of federal royalty oil. Recently, the MMS has issued a final rule to clarify the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, under the rule, the MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. The Company cannot predict what action the MMS will take on these matters, nor can it predict at this stage of the rulemaking proceeding how the Company might be affected by amendments to the regulations.

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

     The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order No. 636 and, more recently, the price that shippers can charge for their released capacity. In addition, in 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1996, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. In November 1997, the FERC issued a proposed rulemaking to further standardize pipeline transportation tariffs that, if implemented as proposed, could adversely affect the reliability of scheduled interruptible transportation service. In December 1997, the FERC requested comments on the financial outlook of the natural gas pipeline industry, including among other matters, whether the FERC's current rate making policies are suitable in the current industry environment. While any additional FERC action on these matters would affect the Company only indirectly, any new rules and policy statements may have the effect of enhancing competition in natural gas markets by, among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions. The Company cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

    The OCSLA requires that all pipelines operating on or across the OCS provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the OCS. If the FERC were to apply Order No. 509 to gatherers in the OCS, and eliminate the exemption of gathering lines, then these acts could result in a reduction in available pipeline space for existing shippers in the Gulf of Mexico, such as the Company.


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

    The Oil Pollution Act ("OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by OPA.

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

      In 1996, the American Institute of Certified Public Accountants issued its Statement of Position 96-1 ("SOP 96-1"), which provides guidance on accounting for environmental remediation liabilities. SOP 96-1 interprets existing Financial Accounting Standards Board standards applicable to public companies. The Company adopted SOP 96-1 effective January 1, 1997, with no material effect.

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

    The EPA has indicated that the Company may be potentially responsible for costs and liabilities associated with alleged releases of hazardous substances at one site. See "Item 3. Legal Proceedings-Environmental."

    The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The FWPCA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry to coastal waters. Although the costs to comply with recently-enacted zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's results of operations or financial position. In 1992, the EPA adopted regulations requiring certain oil and gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

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

    During late 1997, production commenced from the D platform at the Company's South Pelto Block 23 Field. Production from the D platform accounted for approximately 34% of the Company's total oil and gas production for the first two months of 1998.

EMPLOYEES

    At March 11, 1998, the Company had 90 full time employees. The Company believes that its relationships with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement. From time to time the Company utilizes the services of independent contractors to perform various field and other services.

FORWARD-LOOKING STATEMENTS

    Certain of the statements under this Item and elsewhere in this Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-K, including without limitation statements under "Item 1. Business", "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding budgeted capital expenditures, increases in oil and gas production, the Company's financial position, oil and gas reserve estimates, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 1998 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.


RISK FACTORS

    VOLATILITY OF OIL AND GAS PRICES; MARKETABILITY OF PRODUCTION. The Company's revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Prices for oil and natural gas have been volatile and are likely to continue to be subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of oil and gas imports and overall economic conditions. From time to time, oil and gas prices have been depressed by excess domestic and imported supplies. There can be no assurance that current price levels will be sustained. It is impossible to predict future oil and natural gas price movements with any certainty. However, since December 31, 1997, prices for oil have declined.
Declines in oil and natural gas prices may adversely affect the Company's financial condition, liquidity and results of operations and may reduce the amount of the Company's oil and natural gas that can be produced economically. Additionally, substantially all the Company's sales of oil and natural gas are made in the spot market or pursuant to contracts based on spot market prices and not pursuant to long-term fixed price contracts. With the objective of reducing price risk, the Company may from time to time enter into hedging transactions with respect to a portion of its expected future production. See "-- Risks of Hedging Transactions." There can be no assurance that such hedging transactions will reduce risk or mitigate the effect of any substantial or extended decline in oil or natural gas prices. Any substantial or extended decline in the prices of oil or natural gas would have a material adverse effect on the Company's financial condition and results of operations.

    In addition, the marketability of the Company's production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities. The unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Federal and state regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand all could adversely affect the Company's ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and represent a significant risk. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    UNCERTAINTY OF ESTIMATES OF OIL AND GAS RESERVES. This Form 10-K contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues therefrom based upon the Company's own estimates or on Reserve Reports that rely upon various assumptions, including assumptions required by the Commission as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated by the Company or contained in the Reserve Reports. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this Form 10-K. The Company's properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, the Company's proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices, mechanical difficulties, government regulation and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

     Approximately 23% of the Company's total proved reserves at December 31, 1997 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The Company's reserve data assume that substantial capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See "Item 2. Properties -- Oil and Gas Reserves."

    The present value of future net revenues referred to in this Form 10-K should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by increases in consumption by gas and oil purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

    SUBSTANTIAL CAPITAL REQUIREMENTS. The Company makes, and will continue to make, substantial expenditures for the development, exploration, acquisition and production of oil and gas reserves. The Company made capital expenditures of $149 million in 1997, $79 million during 1996 and $46 million during 1995. The Company plans to make capital expenditures of $130.5 million in 1998 (which includes $12.5 million for acquisition costs already incurred in 1998). Management believes that the cash provided by operating activities and borrowings under the bank credit facility will be sufficient to fund planned capital expenditures in 1998. However, if revenues or cash flows from operations decrease as a result of lower oil and natural gas prices, operating difficulties or other factors, many of which are beyond the control of the Company, the Company may be limited in its ability to expend the capital necessary to undertake or complete its drilling program, or it may be forced to raise additional debt or equity proceeds to fund such expenditures. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

    NEED FOR ACQUISITION AND DEVELOPMENT OF ADDITIONAL RESERVES. The Company's future success, as is generally the case in the industry, depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company acquires additional properties containing proved reserves or conducts successful development and exploitation activities on properties it currently owns, the Company's proved reserves will decline resulting in lower revenues and cash flow from operations. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, title issues and other factors. Such assessments are necessarily inexact and their accuracy is inherently uncertain. In addition, any such assessment will not reveal all existing or potential problems, nor will it permit the Company to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. The inventory of oil and gas properties offered for sale has declined over the last several years. This reduced availability of properties, combined with the emergence during the same period of a number of well-capitalized independent oil and gas companies, has caused an increase in the prices paid for properties. See "-- Competition and Markets" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company's strategy includes increasing its production and reserves by the implementation of a carefully designed field-wide development plan that is formulated prior to acquisition of a property. There can be no assurance, however, that the Company's development projects will result in significant additional reserves or that the Company will have success drilling productive wells at economically viable costs. Furthermore, while the Company's revenues may increase if prevailing oil and gas prices increase, the Company's finding costs for additional reserves could also increase. The Company's strategy includes a significant increase in development activities and related capital expenditures due to, among other things, its significant acquisitions in 1996 and 1997. There can be no assurance that the Company can effectively manage this increased activity.

    DRILLING RISKS; OPERATING DELAYS. Drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost of drilling and completing wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond the Company's control, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions, and shortages or delays in the delivery of equipment. Demand for drilling rigs, production equipment and related services increased significantly during 1997, and the costs associated with these items are higher than in 1996. The Company has experienced delays in obtaining such equipment and services, and in some instances the costs incurred are higher than originally budgeted. There can be no assurance as to the success of the Company's future drilling activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    OPERATING HAZARDS. The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blowouts, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations. In addition to the foregoing, the Company's offshore operations are subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase.

    COMPLIANCE WITH GOVERNMENTAL REGULATIONS. Oil and gas operations are subject to various federal, state and local governmental regulations which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. See "--Regulation" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Regulatory and Litigation Issues."

     EFFECTS OF LEVERAGE. As of December 31, 1997, the Company's long-term debt totaled approximately $132 million and the Company had $18.5 million of
additional   available  borrowing  capacity  under  the  Company's  bank  credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

    The Company's level of indebtedness will have several important effects on its operations, including (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in its indenture and the bank credit facility limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in business conditions,
(iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures (including acquisitions), general corporate purposes or other purposes may be impaired, (iv) the Company's leveraged financial position may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures, (v) to the extent that the Company incurs any indebtedness under the bank credit facility, which indebtedness will be at variable rates, the Company may be vulnerable to increases in interest rates and (vi) the Company's flexibility in planning for or reacting to changes in market conditions may be limited. Moreover, future acquisition or development activities may require the Company to alter its capitalization significantly. These changes in capitalization may significantly increase the leverage of the Company. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness and to meet its other commitments, the Company will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. The terms of the Company's indebtedness, including the bank credit facility and the indenture, also may prohibit the Company from taking such actions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     RELIANCE ON KEY PERSONNEL. The Company's operations are dependent upon a relatively small group of key management and technical personnel. There can be no assurance that such individuals will remain with the Company for the immediate or foreseeable future. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the Company. See "Item 4A. Executive Officers of the Registrant."

    RISKS OF HEDGING TRANSACTIONS. In order to manage its exposure to price risks in the marketing of its oil and gas, the Company has in the past and expects to continue to enter into oil and gas price hedging arrangements with respect to a portion of its expected production. The Company's hedging policy provides that, without the prior approval of the Board of Directors, generally not more than 50% of its production quantities can be hedged, and that any such hedges shall not be longer than one year in duration. These arrangements may include futures contracts on the New York Mercantile Exchange ("NYMEX"). While intended to reduce the effects of volatility of the price of oil and gas, such transactions may limit potential gains by the Company if oil and gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose the Company to the risk of financial loss in certain circumstances, including instances in which (i) production is less than expected, (ii) there is a widening of price differentials between delivery points for the Company's production and the delivery point assumed in the hedge arrangement, (iii) the counterparties to the Company's future contracts fail to perform the contract or (iv) a sudden, unexpected event materially impacts oil or gas prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

    CONFLICTS OF INTEREST. Certain employees of the Company, including James H. Stone, the Company's Chairman of the Board and Chief Executive Officer, own working interests in certain of the Company's oil and gas properties acquired prior to 1995 and will have the opportunity to participate as working interest owners in certain of the Company's future drilling activities on such properties. In addition, certain officers of the Company were granted net profits interests in certain of the oil and gas properties of the Company acquired prior to the Company's initial public offering in 1993. The recipients of the net profits interests are not required to pay capital costs incurred on the properties burdened by such interests. Therefore, a conflict of interest may exist between the Company and such employees and officers with respect to the drilling of additional wells or other development operations. The Company and James H. Stone also continue to manage programs formed prior to 1993, and James
H. Stone continues to individually participate in various oil and gas operations and ventures. It is possible, as a result of these activities, that conflicts of interest could arise.

    CONTROL BY MANAGEMENT. Executive officers and directors of the Company beneficially own approximately 26.8% of the outstanding Common Stock of the Company (the "Common Stock"). This percentage ownership is based on the number of shares of Common Stock outstanding at March 11, 1998 and the beneficial ownership of such persons at such date. As a result, these persons may be in a position to control the Company through their ability to determine the outcome of elections of the Company's directors and certain other matters requiring the vote or consent of the Company's stockholders.

    COMPETITION. The Company operates in a highly competitive environment. The Company competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as for the equipment and labor required to develop and operate such properties. Many of these competitors have financial, technical and other resources substantially greater than those of the Company. See "Competition and Markets."

ITEM 2.  PROPERTIES

    The Company has grown principally through the acquisition and subsequent development and exploitation of properties purchased from major oil companies. The Company's proved oil and gas reserves at December 31, 1997 were attributable to 14 properties, eight of which are in the Gulf of Mexico offshore Louisiana, and six of which are onshore Louisiana. The Company currently manages four partnerships formed prior to its Initial Public Offering, and less than 5% of the Company's assets are owned through these entities.

OIL AND GAS RESERVES

    The following table sets forth estimated net proved oil and gas reserves of the Company and the present value of estimated future pre-tax net cash flows related to such reserves as of December 31, 1997. All information in this Form 10-K relating to estimated oil and gas reserves and the estimated future net cash flows attributable thereto is based upon the reserve reports (the "Reserve Reports") prepared by Atwater Consultants, Ltd. and Cawley, Gillespie & Associates, Inc., both independent petroleum engineers, as of December 31, 1997. Using the information contained in the Reserve Reports, the average product prices for all of the Company's properties were $17.00 per Bbl of oil and $2.64 per Mcf of gas. All product pricing and cost estimates used in the Reserve Reports are in accordance with the rules and regulations of the Securities and Exchange Commission, and, except as otherwise indicated, the reported amounts give no effect to federal or state income taxes otherwise attributable to estimated future cash flows from the sale of oil and gas. The present value of estimated future net cash flows has been calculated using a discount factor of 10%.


                                                           Proved                   Proved                   Total
                                                          Developed              Undeveloped                Proved
                                                       ---------------         ----------------         ---------------
                                                                            (Dollars in thousands)
Oil (MBbls)..........................................           14,485                    3,278                  17,763
Gas (MMcf)...........................................          141,424                   47,815                 189,239
Total oil and gas (MBOE).............................           38,056                   11,247                  49,303
Estimated future net revenues before
    income taxes.....................................         $619,514                 $181,103                $800,617
Present value of estimated future
    pre-tax net cash flows...........................         $326,654                  $41,262                $367,916


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


                                                                             Year Ended December 31,
                                                              ------------------------------------------------------
                                                                  1997                 1996                1995
                                                              -------------        -------------       -------------
                                                                                  (In thousands)
        Acquisition costs....................................       $43,791              $26,650             $ 8,074
        Development costs....................................        43,762               24,090              27,383
        Exploratory costs....................................        57,770               26,339               8,261
                                                              -------------        -------------       -------------
          Subtotal...........................................       145,323               77,079              43,718
        Capitalized general and administrative costs and
          interest, net of fees and reimbursements...........
                                                                      3,457                2,325               1,790
                                                              -------------        -------------       -------------
        Total costs incurred.................................      $148,780              $79,404             $45,508
                                                              =============        =============       =============


    PRODUCTIVE WELL AND ACREAGE DATA. The following table sets forth certain statistics for the Company regarding the number of productive wells and developed and undeveloped acreage as of December 31, 1997.


                                                Gross                Net
                                            -------------       --------------
Productive Wells:
    Oil  (1)..........................          47.00                36.61
    Gas (2)...........................          47.00                33.45
                                            -------------       --------------
        Total.........................          94.00                70.06
                                            =============       ==============
Developed Acres:
    Onshore Louisiana.................        2,093.41             1,668.67
    Offshore Louisiana................       13,018.12             9,394.52
                                            -------------       --------------
        Total.........................       15,111.53            11,063.19
                                            =============       ==============
Undeveloped Acres (3):
    Onshore Louisiana.................       16,556.13            14,311.89
    Offshore Louisiana................       43,016.39            30,315.64
                                            -------------       --------------
        Total.........................       59,572.52            44,627.53
                                            =============       ==============

(1)     4 gross wells each have dual completions.
(2)     8 gross wells each have dual completions.
(3) Leases covering approximately 1.24% of the Company's undeveloped acreage will expire in 1998, 0.12% in 1999, 7.39% in 2000, 4.00% in 2001 and
        0.44% in 2002. Leases covering the remainder of the Company's undeveloped gross acreage (86.81%) are held by production.

    DRILLING ACTIVITY. The following table sets forth the Company's drilling activity for the periods indicated.


                                                  Gross                 Net
                                               ------------        -------------
Wells drilled during the years ended December 31:

    1997:
        Exploratory........................        10.00                 8.70
        Development........................         2.00                 1.26

    1996:
        Exploratory........................         4.00                 3.73
        Development........................         5.00                 4.50

    1995:
        Exploratory........................         3.00                 2.94
        Development........................         6.00                 4.40


All wells drilled were productive except for three gross exploratory wells (2.75 net) and one gross development well (0.76 net) drilled in 1996 and two gross exploratory wells (1.94 net) and one gross development well (0.38 net) drilled in 1995.

TITLE TO PROPERTIES

    The Company believes it has satisfactory title on substantially all of its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough but less vigorous than that conducted prior to drilling, consistent with standard practice in the oil and gas industry. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects before proceeding with operations. A thorough title examination has been performed with respect to substantially all producing properties owned by the Company.

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

OTHER PROCEEDINGS

    In December 1995, Goodrich Leasehold L.L.C. and Goodrich Drillers L.L.C. filed a civil action (No. 95-61313) in the 333rd Judicial District Court, Harris County, Texas, against the Company in an attempt to set aside a farmout agreement affecting portions of the West Flank of the Weeks Island Field in Iberia Parish, Louisiana. This case was tried in Harris County, Texas, and on March 12, 1998, the jury found in favor of the Company. The Company does not anticipate an appeal by either party.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding the names and ages of (as of March 11, 1998) and positions held by each of the Company's executive officers. The Company's executive officers serve at the discretion of the Board of Directors.



                      Name                               Age                         Position
                     ------                              ---                         --------
James H. Stone..................................         72         Chairman of the Board and Chief Executive
                                                                    Officer
Joe R. Klutts...................................         63         Vice Chairman of the Board
D. Peter Canty..................................         51         President, Chief Operating Officer and
                                                                    Director
Michael L. Finch................................         42         Executive Vice President, Chief Financial
                                                                    Officer and Director
Phillip T. Lalande..............................         48         Vice President - Engineering
James H. Prince.................................         55         Vice President, Chief Accounting Officer and
                                                                    Controller
Andrew L. Gates, III............................         50         Vice President - Legal, Secretary and General
                                                                    Counsel
E. J. Louviere..................................         49         Vice President - Land
Craig L. Glassinger.............................         50         Vice President - Acquisitions


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

    Since July 9, 1993, the Common Stock has been listed on the New York Stock Exchange under the symbol "SGY." The following table sets forth, for the periods indicated, the high and low closing prices per share for the Common Stock.


                                                  High                  Low
                                              -------------        -------------
    1996
        First Quarter.....................        $17 1/4              $13 1/4
        Second Quarter....................         20 1/8               15 5/8
        Third Quarter.....................         23 1/2               17 3/4
        Fourth Quarter....................         30                   18 1/8
    1997
        First Quarter.....................        $29 1/4              $22
        Second Quarter....................         29 3/8               22 3/4
        Third Quarter.....................         34 1/2               25 1/16
        Fourth Quarter....................         37                   28 9/16

    1998
        First Quarter (through March 11, 1998)....$37                  $28 9/16

    On March 11, 1998, the last reported sales price on the New York Stock Exchange Composite Tape was $36.50 per share. As of that date there were approximately 159 holders of record of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

                    SELECTED HISTORICAL FINANCIAL INFORMATION
                    (In thousands, except per share amounts)
     The following table sets forth a summary of selected historical financial information for the five years ended December 31, 1997 for the Company. This information is derived from the consolidated financial statements of the Company and the notes thereto. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."


                                                                                Year Ended December 31,
                                                                   -----------------------------------------------------
                                                                    1997        1996       1995        1994        1993
                                                                   ------      ------     ------      ------      ------
Statement of Operations Data:
    Operating revenue:
      Oil production revenue...................................     $31,082    $27,788    $24,775     $18,482    $17,752
      Gas production revenue...................................      37,997     28,051     13,918      12,697     10,718
      Other revenue............................................       1,908      2,126      1,858       1,708      1,252
                                                                     ------     ------     ------      ------     ------
        Total revenue..........................................      70,987     57,965     40,551      32,887     29,722
                                                                     ------     ------     ------      ------     ------
    Expenses:
      Normal lease operating expenses..........................      10,123      8,625      6,294       5,312      4,326
      Major maintenance expenses...............................       1,844        427        446       1,834        822
      Production taxes.........................................       2,215      3,399      3,057       2,303      2,000
      Depreciation, depletion and amortization.................      28,739     19,564     15,719      11,569      8,028
      Interest expense.........................................       4,916      3,574      2,191         982      1,499
      Other expense ...........................................           -          -          -           -        245
      General and administrative costs.........................       3,903      3,509      3,298       3,099      2,248
      Incentive compensation plan..............................         833        928         85       1,358          -
      Exchange offer expenses..................................           -           -         -          -         780
                                                                     ------    -------     ------      ------     ------
        Total expenses.........................................      52,573     40,026     31,090      26,457     19,948
                                                                     ------    -------     ------      ------     ------
    Net income before income taxes............................       18,414     17,939      9,461       6,430      9,774
                                                                     ------    -------     ------      ------     ------
    Provision for income taxes:
      Current..................................................           -        208        131           -          -
      Deferred.................................................       6,495      6,698      3,514       2,410        943
                                                                     ------    -------     ------      ------     ------
        Total income taxes.....................................       6,495      6,906      3,645       2,410        943
                                                                     ------    -------     ------      ------     ------
    Net income.................................................     $11,919    $11,033     $5,816      $4,020     $8,831
                                                                    =======    =======     ======      ======     ======

    Earnings and dividends per common share:
      Basic net income per common share (2)....................       $0.79      $0.90      $0.49       $0.34      $0.88
                                                                      =====      =====      =====       =====      =====
      Diluted net income per common share (2)..................       $0.78      $0.90      $0.49       $0.34      $0.88
                                                                      =====      =====      =====       =====      =====
      Cash dividends declared..................................           -          -          -           -          -

Cash Flow Data:
    Net cash provided by operating
      activities (before working capital changes)..............     $47,153    $37,295    $25,049     $17,911    $17,852
    Net cash provided by operating
      activities...............................................      32,679     32,751     27,650       9,609     13,857

Balance Sheet Data (at end of period):
    Working capital ...........................................      $8,328     $6,683     $5,379      $4,437    $18,421
    Oil and gas properties, net................................     291,420    171,396    111,248      81,291     60,097
    Total assets (1)...........................................     354,144    209,406    139,460     109,956     98,770
    Long-term debt, less current portion.......................     132,024     26,172     47,754      22,725     21,620
    Stockholders' equity (1)...................................     156,637    144,441     66,927      61,045     56,997


(1) Total assets and stockholders' equity at December 31, 1993 have been restated for an adjustment of the cumulative effect of the adoption in 1992 of SFAS No. 109.
(2) Earnings per share for the years ended December 31, 1997, 1996 and 1995 have been restated to reflect the adoption of SFAS No. 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for each year of the three-year period ended December 31, 1997. The Company's financial statements and the notes thereto contain detailed information that should be referred to in conjunction with the following discussion.
See "Item 8. Financial Statements and Supplementary Data."

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

OPERATING ENVIRONMENT

      During late 1997, the oil and gas industry began to experience declines in natural gas and crude oil prices. The decline in natural gas prices have been attributable to a milder-than-normal 1997-98 winter, while oil prices, which are more subject to global economic forces, have declined because of higher world supplies coupled with an anticipated decrease in future demand. Even though the near-term outlook for oil and gas prices remains below 1997 and 1996 levels, the Company's growth plans and budgets for 1998 have not been materially impacted because of the Company's relatively high operating margin.

    At present, the Company does not expect that changes in the rates of overall economic growth or inflation will significantly impact product prices in the short-term. Furthermore, because all of the factors that affect the prices that the Company receives for its production are beyond its control, the Company's marketing efforts are devoted to achieving the best price available in each geographic location and entering into a limited amount of fixed price sales and hedging transactions to take advantage of short-term prices it believes to be attractive.

    Demand for drilling rigs and related products and services continued to increase during 1997, and the costs associated with these items are higher than one year ago. The Company has experienced delays in obtaining drilling rigs and certain other services, and in some instances the costs incurred are higher than originally budgeted. Despite these changes in the market for drilling supplies and services, the Company does not expect these current conditions to have a material impact on the timing or long-term profitability of its planned activities.

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

                                                                                  Year Ended December 31,
                                                                   -----------------------------------------------------
                                                                        1997               1996                1995
                                                                   --------------      -------------       -------------
Production:
    Oil (MBbls)...................................................          1,585              1,356               1,400
    Gas (MMcf)....................................................         14,183             11,331               8,399
    Oil and gas (MBOE)............................................          3,949              3,245               2,800
Sales data (in thousands):
    Total oil sales...............................................        $31,082            $27,788             $24,775
    Total gas sales...............................................         37,997             28,051              13,918
Average sales prices:
    Oil (per Bbl).................................................         $19.61             $20.49              $17.70
    Gas (per Mcf).................................................           2.68               2.48                1.66
    Per BOE.......................................................          17.49              17.21               13.82
Average costs (per BOE):
    Normal operating costs........................................          $2.56              $2.66               $2.25
    General and administrative....................................           0.99               1.08                1.18
    Depreciation, depletion and amortization......................           7.12               5.93                5.57
Reserves at December 31:
    Oil (MBbls)...................................................         17,763             12,772               7,985
    Gas (MMcf)....................................................        189,239            144,316              81,179
    Oil and gas (MBOE)............................................         49,303             36,825              21,515
    Present value of estimated pre-tax future
      net cash flows (in thousands)...............................       $367,916           $448,895            $179,725


    1997 COMPARED TO 1996. Net income for the year ended December 31, 1997 totaled $11.9 million, an increase of 8.0% from 1996 net income of $11.0 million. However, because of the secondary public offering of the Company's common stock in late-1996 which issued approximately 3.2 million shares, the Company's earnings per share during 1997 declined to $0.79 per share, compared to $0.90 per share during 1996.

    During 1997, the Company implemented a significantly expanded capital expenditures program. As a result of the success of this program, the Company experienced a 22% increase in production volumes, on a MBOE basis, over 1996 production levels. Production volumes of both oil and gas during 1997, compared to 1996, rose 17% and 25%, respectively, totaling 1.6 MMBbls of oil and 14.2 Bcf of gas. This growth in production volumes resulted in 1997 oil and gas revenues rising to $69.1 million, a 24% increase from 1996 oil and gas revenues of $55.8 million. The average prices received for oil and gas during 1997 were $19.61 per barrel and $2.68 per Mcf as compared to $20.49 per barrel and $2.48 per Mcf during 1996.

    Normal operating costs increased during 1997 to $10.1 million compared to $8.6 million in 1996. The increase was attributable to property acquisitions, higher production rates, as well as generally higher costs of services during 1997. However, on a unit basis, these costs declined during 1997 to $2.56 per BOE from $2.66 per BOE in 1996.

    Major maintenance expenses during 1997 totaled $1.8 million compared to $0.4 million during 1996. The increase was due to one major, non-recurring workover project during 1997 which cost $1.2 million.

    Total depreciation, depletion and amortization ("DD&A") expense attributable to oil and gas properties increased during 1997 because of higher production rates and increased investment in the properties. DD&A increased to $28.1 million or $7.12 per BOE in 1997 from $19.3 million or $5.93 per BOE in 1996.

    During 1997, the Company borrowed funds pursuant to its bank credit facility and completed a $100 million public offering of its 8-3/4% Senior Subordinated Notes to finance a portion of its 1997 capital expenditures program. As a result, interest expense increased to $4.9 million during 1997 compared to $3.6 million in 1996. Because of the overall increase in the Company's operations during 1997, general and administrative costs increased in total to $3.9 million. However, on a unit basis, general and administrative costs declined to $0.99 per BOE, compared with $1.08 per BOE, in 1996.

    In addition to increasing production volumes, the 1997 capital expenditures program also increased the Company's year-end 1997 reserve levels. At December 31, 1997, the Company's reserves totaled 49.3 MMBOE, a 34% increase from December 31, 1996 reserves of 36.8 MMBOE. Oil reserves increased to 17.8 MMBbls at the end of 1997 from 12.8 MMBbls at the beginning of the year, and gas reserves grew to 189.2 Bcf at December 31, 1997 compared to 144.3 Bcf at year-end 1996.

    Pre-tax income increased to $18.4 million in 1997 from $17.9 million in 1996. The 1997 tax provision, however, decreased to $6.5 million from $6.9 million in 1996 because of an adjustment to the Company's annual tax rate during 1997.

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

    For 1996, oil and gas revenues were $55.8 million as compared to $38.7 million in 1995, a 44% increase. Proceeds from sales of production in 1996 were 50% oil and 50% gas, as compared to 64% and 36%, respectively, for 1995. Production volumes for 1996 were 1.4 MMBbls of oil and 11.3 Bcf of gas. Oil production for 1996 was essentially the same as 1995, and gas deliveries increased 35% from the 1995 amount of 8.4 Bcf of gas.

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

    Normal operating costs for 1996 increased in total to $8.6 million from $6.3 million in 1995 due to an increased number of properties and higher production rates. The primary reason for the increase in such costs on a unit of production basis ($2.66 per BOE in 1996 versus $2.25 per BOE in 1995) was certain nonrecurring repairs and generally higher costs of services, although the 1996 unit amount was within the Company's budgeted range for these costs.

    DD&A expense attributable to oil and gas properties increased because of higher production rates and investments in the properties. This non-cash expense increased to $19.3 million or $5.93 per BOE in 1996 from $15.6 million or $5.57 per BOE in 1995.

    During 1996, the Company borrowed funds pursuant to its bank credit facility to finance a portion of its capital expenditures budget, and as a result interest expense increased to $3.6 million in 1996 from $2.2 million in 1995. General and administrative costs also increased in total to $3.5 million in 1996 from $3.3 million in 1995, but on a unit basis declined 9% to $1.08 per BOE in 1996 from $1.18 per BOE in 1995. Due to higher bonus awards during the year, the Company's incentive compensation program expenses increased to $0.9 million in 1996 from $0.1 million in 1995.

    Pre-tax income increased to $17.9 million in 1996 from $9.5 million in 1995, and therefore the tax provision increased to $6.9 million in 1996 from $3.6 million in 1995. Except for an estimated minimum tax liability of $0.2 million, the remainder of the tax provision is deferred and does not require current funding.

      The Company's reserves at December 31, 1996 were 36.8 MMBOE and represented an increase of 71% from the comparable 1995 amount of 21.5 MMBOE. Oil reserves increased to 12.8 MMBbls at the end of 1996 from 8.0 MMBbls at the beginning of the year, and gas reserves rose to 144.3 Bcf at December 31, 1996 from 81.2 Bcf at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    In September 1997, the Company completed an offering of $100 million principal amount of its 8-3/4% Senior Subordinated Notes. The net proceeds from the offering were used to retire the Term Loan and for other general corporate purposes. See "Liquidity and Capital Resources - Historical Financing Sources." The Company believes that its existing working capital, combined with expected cash flow from operations and borrowings under its bank credit facility, will be sufficient to fund its operations and development activities through the end of 1998.

    WORKING CAPITAL AND CASH FLOW. Working capital at December 31, 1997 was $8.3 million. Net cash flow from operations before working capital changes for 1997 was $47.2 million, which represents a 26% increase from the 1996 amount of $37.3 million. On a per share basis, net cash flow from operations before working capital changes was $3.14 per share in 1997 as compared to $3.05 per share in 1996.

    During 1997, the Company invested $148.8 million in its oil and gas properties, which included $3.5 million of net capitalized general and administrative and interest costs. These investments were financed from cash flow from operations, proceeds from the Company's Notes offering and borrowings under the Company's bank credit facility. As a result of these investments, the Company's average net daily production rate for the first two months of 1998 increased to 21.3 MMBOE, as compared to the 1997 average net daily rate of 10.8 MMBOE.

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

    The Company's net loss from hedging transactions for 1997 was $0.6 million. Swap contracts totaled 237.7 MBbls of oil and 4,395 BBtus of gas, which represented approximately 15% and 33%, respectively, of the Company's oil and gas production for the year. As of March 11, 1998, the Company had hedged oil and gas prices for certain periods in 1998, and the applicable periods, quantities and average prices are as follows:


                                                        Oil                                       Gas
                                        -----------------------------------      ------------------------------------
                                             Volumes              Price              Volumes               Price
                Period                       (MBbls)             ($/Bbl)             (BBtus)             ($/MMBtu)
                                        ----------------      -------------      ---------------      ---------------
First quarter 1998.....................        108               $21.58               1,800                $2.940
Second quarter 1998....................         36                21.15                 300                 2.427


    The Company's net loss from hedging transactions for 1996 was $3.8 million. Swap contracts totaled 493.9 MBbls of oil and 4,880 BBtus of gas, which represented 36% and 43%, respectively, of the Company's oil and gas production for the year.

    HISTORICAL FINANCING SOURCES. Since the Company's Initial Public Offering in July 1993, the Company has financed its activities with both debt and equity offering proceeds, cash flow from operations, borrowings under its bank credit facility and investments by two partnerships formed before the Initial Public Offering which had uncommitted funds.

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

    On September 16, 1997, the Company completed an offering of $100 million principal amount of its 8-3/4% Senior Subordinated Notes (the "Notes") due September 15, 2007 with interest payable semiannually commencing March 15, 1998. The Notes were sold at a discount for an aggregate price of $99.3 million and the net proceeds from the offering were used to repay amounts outstanding under the Company's bank credit facility and for other general corporate purposes. There are no sinking fund requirements on the Notes and they are redeemable at the option of the Company, in whole or in part, at 104.375% of their principal amount beginning September 15, 2002, and thereafter at prices declining annually to 100% on and after 2005. Provisions of the Notes include, without limitation, restrictions on liens, indebtedness, asset sales and other restricted payments.

    On July 30, 1997, the Company executed its Third Amended and Restated Credit Agreement with NationsBank of Texas, N.A., as agent for a group of banks. The agreement provided for a total facility of $150 million and was comprised of a three-year revolving credit facility (the "Revolver") and a one-year term loan (the "Term Loan"). The Term Loan of $50 million, which was established to finance the closing of the largest acquisition in the Company's history, the Vermilion Block 255 Field, and certain development costs, was retired in September 1997 with proceeds generated from the Company's notes offering. Additionally, the borrowing base of its $100 million revolving credit facility was reduced to $55 million subsequent to the offering of the Notes. The Company anticipates that the borrowing base will be increased on or before March 31, 1998.

    At December 31, 1997, the Revolver had an outstanding principal balance of $29.0 million with a weighted average interest rate of 6.9% per annum, and letters of credit totaling $7.5 million had been issued pursuant to the facility. The principal balance of the Revolver is due on July 30, 2000. The credit agreement provides for certain covenants, including restrictions or requirements with respect to working capital, net worth, disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. Such covenants may result in the limitation or prohibition of the payment of cash dividends by the Company. A facility fee of $150,000 was paid by the Company on July 30, 1997, and a portion of the fee was expensed in the third quarter of 1997 upon the retirement of the Term Loan.

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

    LONG-TERM FINANCING. The Company's 1998 capital expenditures budget totals $130.5 million and includes development expenditures of $118.0 million and $12.5 million for the acquisition of the East Cameron Block 64 Field which occurred in January 1998. Initially, the development budget has been allocated to the Company's property base and would be funded by a combination of cash flow from operations and borrowings available under its bank credit facility. A number of proposals for property acquisitions are currently outstanding, and evaluations of a number of other properties for potential purchase or joint venture are continuing, although no offers have been accepted and no future acquisitions can be assured. The Company may seek additional capital to finance future acquisitions or development activities beyond its current plans. In addition to the public markets, the Company would also consider new private financing sources and joint venture or partnership structures to fund such additional investments.

      REGULATORY AND LITIGATION ISSUES. In December 1995, Goodrich Leasehold L.L.C. and Goodrich Drillers L.L.C. filed a civil action against the Company in an attempt to set aside a Farmout Agreement affecting portions of the West Flank of the Weeks Island Field in Iberia Parish, Louisiana. This case was tried in Harris County, Texas, and on March 12, 1998, the jury found in favor of the Company. The Company does not anticipate an appeal by either party.

      The Company is also named as a defendant in certain lawsuits and is a party to certain regulatory proceedings arising in the ordinary course of business. The regulatory proceedings include one instance in which the EPA has indicated that it believes that the Company is a PRP for the cleanup of oil field waste facilities. Management does not expect these matters, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

      Since November 26, 1993, new levels of lease and area wide bonds have been required of lessees taking certain actions with regard to OCS leases. Operators in the OCS waters of the Gulf of Mexico, including the Company, have been or may be required to increase their area wide bonds and individual lease bonds to $3 million and $1 million, respectively, unless exemptions or reduced amounts are allowed by the MMS. The Company currently has an area wide pipeline bond of $0.3 million and area wide lease bonds totaling $3.0 million issued in favor of the MMS for its existing offshore properties. The MMS also has discretionary authority to require supplemental bonding in addition to the foregoing required bonding amounts but this authority is only exercised on a case-by-case basis at the time of filing an assignment of record title interest for MMS approval. Based upon certain financial parameters, the Company has been granted exempt status by the MMS, which exempts the Company from the supplemental bonding requirements. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

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

       In 1996, the American Institute of Certified Public Accountants issued its Statement of Position 96-1 ("SOP 96-1"), which provides guidance on accounting for environmental remediation liabilities. SOP 96-1 interprets existing Financial Accounting Standards Board standards applicable to public companies. The Company adopted SOP 96-1 effective January 1, 1997, with no material effect.

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

      The Company is currently in the process of evaluating its information technology for Year 2000 compliance. The Company's primary information systems are currently scheduled for replacement or modification to fully-compliant new systems. These modifications and replacements are expected to be completed by the first quarter of 1999.

    The Company does not expect that the cost to modify and replace its information technology to be Year 2000 compliant will be material to its financial condition or results of operations. The Company has not incurred significant costs related to Year 2000 compliance prior to December 31, 1997 other than internal costs to evaluate the extent of compliance.

    The costs of these projects and the date on which the Company plans to complete modifications and replacements are based on managements' best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

    The Company does not currently have any information concerning the Year 2000 compliance of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company does not believe its business or operations would be adversely affected.

FORWARD-LOOKING STATEMENTS

      Certain of the statements set forth under this Item and elsewhere in this Form 10-K are forward-looking and are based upon assumptions and anticipated results that are subject to numerous risks and uncertainties. See "Item 1. Business --Forward Looking Statements" and " --Risk Factors."

ACCOUNTING MATTERS

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and its proportionate share of certain partnerships, TSPC and TSPC's proportionate share of certain partnerships. All intercompany balances and transactions are eliminated.

      FULL COST METHOD. The Company uses the full cost method of accounting for its oil and gas properties. Under this method, all acquisition and development costs, including certain related employee costs and general and administrative costs (less any reimbursements for such costs) incurred for the purpose of acquiring and finding oil and gas are capitalized. The net employee, general and administrative costs that were capitalized were $3.5 million, $2.3 million and $1.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company amortizes its investment in oil and gas properties using the future gross revenue method.

    DEFERRED INCOME TAXES. Deferred income taxes have been determined in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." TSPC recorded a deferred tax asset on January 1, 1992, based on the estimated value to be derived from the utilization of the tax attribute carryovers of TSPC and its subsidiaries. As of December 31, 1997, the Company had a deferred tax liability of $18.7 million which was calculated with the assumption that the Company will have sufficient taxable income in future years to utilize certain tax attribute carryforwards. The achievement of these levels of taxable income, however, is subject to a number of factors beyond the control of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information concerning this Item begins on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

    None.

                                    PART III

    For information concerning Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions, see the definitive Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 14, 1998, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference. For information concerning Item 10, see Part I
- Item 4A. Executive Officers of Registrant.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS:

    The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included on pages F-1 through F-22 of this Form 10-K.

    Report of Independent Public Accountants

    Consolidated Balance Sheet as of December 31, 1997 and 1996

    Consolidated Statement of Operations for the three years in the period ended December 31, 1997

    Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1997

    Consolidated Statement of Changes in Equity for the three years in the period ended December 31, 1997

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

   *10.6   --  Third  Amended  and  Restated  Credit  Agreement  between the
               Registrant,   the  financial   institutions   named  therein  and
               NationsBank of Texas,  N.A., as Agent,  dated as of July 30,
               1997.

   +10.7   --  Deferred Compensation and Disability Agreement between TSPC and
               E. J. Louviere dated July 16, 1981 (incorporated by reference to
               Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 011-12074)).

    10.8   --  Term Loan  Agreement,  dated  November 30,  1995,  between the
               Registrant and First National Bank of Commerce (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 011-12074)).

  *+10.9   --  Stone Energy Corporation 1993 Stock Option Plan, As Amended and
               Restated Effective as of May 15, 1997.

    21.1   --  Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

   *23.1   --  Consent of Arthur Andersen LLP.

   *23.2   --  Consent of Atwater Consultants, Ltd.

   *23.3   --  Consent of Cawley, Gillespie & Associates, Inc.

   *27.1   --  Financial Data Schedule
   *27.2   --  Financial Data Schedule-Restated
   *27.3   --  Financial Data Schedule-Restated
   *27.4   --  Financial Data Schedule-Restated
------------
     * Filed herewith.
     + Identifies management contracts and compensatory plans or arrangements.

(b)      REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K and on Form 8-K/A under Items 2 and 7 dated August 15, 1997 that discussed the Company's acquisition of the Vermilion Block 255 Field.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lafayette, State of Louisiana, on the 20th day of March, 1998.

                                                     STONE ENERGY CORPORATION


                                                 By:  /s/ JAMES H. STONE
                                                --------------------------
                                                          James H. Stone
                                                     Chairman of the Board and
                                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


                 Signature                              Title                                        Date
                ----------                              -----                                       ------
             /s/ JAMES H. STONE               Chief Executive Officer and                        March 20, 1998
   -----------------------------------------    Chairman of the Board
                 James H. Stone                (Principal Executive Officer)

             /s/ D. PETER CANTY               President, Chief Operating Officer                 March 20, 1998
   -----------------------------------------    and Director
                 D. Peter Canty

            /s/ MICHAEL L. FINCH              Executive Vice President, Chief                    March 20, 1998
   -----------------------------------------    Financial Officer and Director
                Michael L. Finch                (Principal Financial Officer)

             /s/ JAMES H. PRINCE              Vice President, Chief Accounting                   March 20, 1998
   -----------------------------------------    Officer and Controller
                 James H. Prince               (Principal Accounting Officer)

              /s/ JOE R. KLUTTS               Director and Vice Chairman of                      March 20, 1998
   -----------------------------------------    the Board
                  Joe R. Klutts

            /s/ DAVID R. VOELKER              Director                                           March 20, 1998
   -----------------------------------------
                David R. Voelker

             /s/ JOHN P. LABORDE              Director                                           March 20, 1998
   -----------------------------------------
                 John P. Laborde

           /s/ ROBERT A. BERNHARD             Director                                           March 20, 1998
   -----------------------------------------
               Robert A. Bernhard

             /s/ RAYMOND B. GARY              Director                                           March 20, 1998
   -----------------------------------------
                 Raymond B. Gary

             /s/ B. J. DUPLANTIS              Director                                           March 20, 1998
   -----------------------------------------
                 B. J. Duplantis



                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants................................     F-2

Consolidated Balance Sheet of Stone Energy Corporation as of
   December 31, 1997 and 1996...........................................     F-3

Consolidated Statement of Operations of Stone Energy Corporation
   for the years ended December 31, 1997, 1996 and 1995.................     F-4

Consolidated Statement of Cash Flows of Stone Energy Corporation
   for the years ended December 31, 1997, 1996 and 1995.................     F-5

Consolidated Statement of Changes in Equity of Stone Energy Corporation
   for the years ended December 31, 1997, 1996 and 1995.................     F-6

Notes to Consolidated Financial Statements..............................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of
Stone Energy Corporation:


We have audited the accompanying consolidated balance sheets of Stone Energy Corporation (a Delaware corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Energy Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  ARTHUR ANDERSEN LLP


New Orleans, Louisiana
March 2, 1998

                            STONE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (Dollar amounts in thousands, except per share amounts)


                                                                                               December 31,
                                                                                    -----------------------------------
                                      ASSETS                                            1997                  1996
                                      ------                                        -------------         -------------
Current assets:
    Cash and cash equivalents......................................................       $10,304                $9,864
    Marketable securities, at market...............................................        19,940                10,331
    Accounts receivable............................................................        22,202                12,466
    Unbilled accounts receivable...................................................           529                   470
    Other current assets...........................................................           176                    94
                                                                                    -------------         -------------
      Total current assets.........................................................        53,151                33,225
Oil and gas properties--full cost method of accounting:
    Proved, net of accumulated depreciation, depletion and
      amortization of $154,289 and $125,533, respectively..........................       274,116               167,562
    Unevaluated....................................................................        17,304                 3,834
Building and land, net of accumulated depreciation of $166 and
      $79, respectively............................................................         3,538                 3,390
Other assets, net of accumulated depreciation and amortization
    of $2,542 and $2,058, respectively.............................................         6,035                 1,395
                                                                                    -------------         -------------
      Total assets.................................................................      $354,144              $209,406
                                                                                    =============         =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
    Current portion of long-term loans.............................................           $81                   $76
    Advance payments...............................................................           239                   354
    Accounts payable to vendors....................................................        32,793                17,651
    Undistributed oil and gas proceeds.............................................         6,447                 4,567
    Other accrued liabilities......................................................         5,263                 3,894
                                                                                    -------------         -------------
      Total current liabilities....................................................        44,823                26,542
Long-term loans....................................................................       132,024                26,172
Deferred tax liability.............................................................        18,659                12,112
Other long-term liabilities........................................................         2,001                   139
                                                                                    -------------         -------------
      Total liabilities............................................................       197,507                64,965
                                                                                    -------------         -------------
Commitments and Contingencies (see Note 9)
Common Stock, $.01 par value; authorized 25,000,000 shares;
    issued and outstanding 15,045,408 and 15,015,408 shares, respectively..........           150                   150
Paid-in capital....................................................................       118,883               118,606
Retained earnings..................................................................        37,604                25,685
                                                                                    -------------         -------------
      Total stockholders' equity...................................................       156,637               144,441
                                                                                    -------------         -------------
      Total liabilities and stockholders' equity...................................      $354,144              $209,406
                                                                                    =============         =============

 The accompanying notes are an integral part of this consolidated balance sheet.

                            STONE ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Amounts in thousands, except per share amounts)




                                                                                       Year Ended December 31,
                                                                        -----------------------------------------------------
                                                                            1997                1996                 1995
                                                                        ------------         -----------         ------------
Revenues:
    Oil and gas production.............................................      $69,079             $55,839              $38,693
    Overhead reimbursements and management fees........................          531                 814                  522
    Other income.......................................................        1,377               1,312                1,336
                                                                        ------------         -----------         ------------
      Total revenues...................................................       70,987              57,965               40,551
                                                                        ------------         -----------         ------------
Expenses:
    Normal lease operating expenses....................................       10,123               8,625                6,294
    Major maintenance expenses.........................................        1,844                 427                  446
    Production taxes...................................................        2,215               3,399                3,057
    Depreciation, depletion and amortization...........................       28,739              19,564               15,719
    Interest...........................................................        4,916               3,574                2,191
    Salaries and other employee costs..................................        2,329               2,062                1,663
    Incentive compensation plan........................................          833                 928                   85
    General and administrative costs...................................        1,574               1,447                1,635
                                                                        ------------         -----------         ------------
      Total expenses...................................................       52,573              40,026               31,090
                                                                        ------------         -----------         ------------
Net income before income taxes ........................................       18,414              17,939                9,461
                                                                        ------------         -----------         ------------
Provision for income taxes:
    Current............................................................            -                 208                  131
    Deferred...........................................................        6,495               6,698                3,514
                                                                        ------------         -----------         ------------
      Total income taxes...............................................        6,495               6,906                3,645
                                                                        ------------         -----------         ------------
Net income.............................................................      $11,919             $11,033               $5,816
                                                                        ============         ===========         ============
Earnings per common share (see Note 1):
    Basic earnings per share ..........................................        $0.79               $0.90                $0.49
                                                                        ============         ===========         ============
    Diluted earnings per share ........................................        $0.78               $0.90                $0.49
                                                                        ============         ===========         ============
    Average shares outstanding.........................................       15,024              12,208               11,790
                                                                        ============         ===========         ============
    Average shares outstanding assuming dilution.......................       15,230              12,300               11,807
                                                                        ============         ===========         ============



     The accompanying notes are an integral part of this consolidated statement.

                                               STONE ENERGY CORPORATION
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (Dollar amounts in thousands)


                                                                                      Year Ended December 31,
                                                                        ----------------------------------------------------
                                                                             1997               1996                1995
                                                                        --------------      ------------        ------------
Cash flows from operating activities:
    Net income.........................................................        $11,919           $11,033              $5,816
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization......................         28,739            19,564              15,719
         Provision for deferred income taxes...........................          6,495             6,698               3,514
                                                                        --------------      ------------        ------------
                                                                                47,153            37,295              25,049
         (Increase) decrease in marketable securities..................         (9,609)              (99)              4,964
         (Increase) decrease in accounts receivable....................         (9,795)           (5,600)                426
         (Increase) decrease in other current assets...................           (116)              518                (370)
         Increase (decrease) in accrued liabilities....................          3,133               777              (2,260)
         Other.........................................................          1,913              (140)               (159)
                                                                        --------------      ------------        ------------
Net cash provided by operating activities..............................         32,679            32,751              27,650
                                                                        --------------      ------------        ------------
Cash flows from investing activities:
    Investment in oil and gas properties...............................       (133,638)          (72,733)            (48,122)
    Sale of reserves in place..........................................            623                --                  --
    Purchase of building and land, building additions
      and renovations..................................................           (235)             (185)             (3,284)
    Other asset additions..............................................         (1,830)             (743)               (101)
                                                                        --------------      ------------        ------------
Net cash used in investing activities..................................       (135,080)          (73,661)            (51,507)
                                                                        --------------      ------------        ------------
Cash flows from financing activities:
    Proceeds from borrowings...........................................        112,000            49,000              30,098
    Repayment of debt..................................................       (106,143)          (70,575)             (5,000)
    Proceeds from issuance of 8-3/4% Notes.............................        100,000                --                  --
    Deferred financing costs...........................................         (3,293)             (418)               (151)
    Sale of common stock...............................................             --            66,446                  --
    Expenses from common stock offering................................           (111)               --                  --
    Exercise of stock options..........................................            388                35                  66
                                                                        --------------      ------------        ------------
Net cash provided by financing activities..............................        102,841            44,488              25,013
                                                                        --------------      ------------        ------------
Net increase in cash and cash equivalents..............................            440             3,578               1,156
Cash and cash equivalents, beginning of year...........................          9,864             6,286               5,130
                                                                        --------------      ------------        ------------
Cash and cash equivalents, end of year.................................        $10,304            $9,864              $6,286
                                                                        ==============      ============        ============
Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
      Interest (net of amount capitalized).............................         $2,606            $3,672              $1,927
      Income taxes.....................................................            100               145                 216
                                                                        --------------      ------------        ------------
                                                                                $2,706            $3,817              $2,143
                                                                        ==============      ============        ============




The accompanying notes are an integral part of this consolidated statement.

                            STONE ENERGY CORPORATION
                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                          (Dollar amounts in thousands)



                                                                            Common             Paid-In             Retained
                                                                             Stock              Capital            Earnings
                                                                        --------------      ---------------      -------------
Balance, December 31, 1994.............................................   $        118         $     52,091        $     8,836
  Net income...........................................................             --                   --              5,816
  Exercise of stock options............................................             --                   66                 --
                                                                        --------------      ---------------      -------------
Balance, December 31, 1995.............................................            118               52,157             14,652
  Net income...........................................................             --                   --             11,033
  Sale of common stock.................................................             32               66,414                 --
  Exercise of stock options............................................             --                   35                 --
                                                                        --------------      ---------------      -------------
Balance, December 31, 1996.............................................            150              118,606             25,685
  Net income...........................................................             --                   --             11,919
  Exercise of stock options............................................             --                  388                 --
  Expenses from common stock offering..................................             --                 (111)                --
                                                                        --------------      ---------------      -------------
Balance, December 31, 1997.............................................    $       150             $118,883            $37,604
                                                                        ==============      ===============      =============


The accompanying notes are an integral part of this consolidated statement.

                            STONE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Stone Energy Corporation (the "Company" or "Stone Energy") is an independent oil and gas company primarily engaged in the acquisition, exploration, development and operation of oil and gas properties located in the Gulf Coast Basin. The Company's business strategy is focused on the acquisition of mature properties with established production history that have significant exploitation and development potential. Since implementing its present business strategy in 1989, Stone Energy has acquired 15 properties that comprise its asset base - nine offshore and six onshore Louisiana. The Company is headquartered in Lafayette, Louisiana, with additional offices in New Orleans and Houston.

    A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below:

    CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its proportionate interest in certain partnerships; TSPC, a wholly-owned subsidiary organized in June 1981 and TSPC's proportionate share of managed limited partnerships. In December 1996, TSPC adopted a plan of dissolution whereby a majority of its assets were transferred to the Company. Any assets necessary to satisfy any known liabilities remain in TSPC. All intercompany balances and transactions are eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Fair value of cash, cash equivalents, net accounts receivable, accounts payable, bank debt and the Company's 8-3/4% Notes approximates book value at December 31, 1997.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, except per share amounts)



NOTE 1 --ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:(Continued)

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

    Oil and gas properties include $17,304 and $3,834 of unevaluated properties and related costs that are not being amortized at December 31, 1997 and 1996, respectively. These costs are associated with the acquisition and evaluation of unproved properties and major development projects expected to entail significant costs to ascertain quantities of proved reserves. The unevaluated costs at December 31, 1997 relate to acquisition and development costs incurred during late 1996 and throughout 1997, and costs at December 31, 1996 relate to acquisition costs incurred in 1996. The Company currently believes that the unevaluated properties at December 31, 1997 will be evaluated within one to 24 months. The excluded costs and related proved reserves will be included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. Interest capitalized on unevaluated properties during the years ended December 31, 1997 and 1996 was $144 and $90, respectively.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 121 in 1996 with no material effect.

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

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, except per share amounts)


NOTE 1 --ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:(Continued)

     MARKETABLE SECURITIES:

    The Company has retained a third-party investment firm to manage its portfolio of short-term marketable securities, which are actively and frequently bought and sold with the primary objective of generating profits on the short-term differences in prices. Thus, the related security investments are classified as trading securities, which are marked to market in accordance with SFAS No. 115. All realized and unrealized gains and losses are included in current operating results. The net unrealized gain on the portfolio for the year ended December 31, 1997 was immaterial. The securities included in the portfolio are primarily U.S. Treasury obligations and mortgage-backed securities with an average maturity of not more than 180 days.

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

    Amounts related to net underdelivered production positions at December 31, 1997 and 1996 are immaterial.

     EARNINGS PER COMMON SHARE:

    In February 1997, the FASB issued SFAS 128, "Earnings Per Share," which simplifies the computation of earnings per share ("EPS"). The Company adopted SFAS 128 in the fourth quarter of 1997 and restated prior years' EPS data as required by SFAS 128. All EPS data in the financial statements and accompanying footnotes reflects the adoption of SFAS 128.

    Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year plus the weighted-average number of dilutive stock options granted to outside directors and certain employees totaling approximately 200,000 shares in 1997, 90,000 shares in 1996 and 17,000 shares in 1995. There were no options which were considered antidilutive as a result of the exercise price of the options exceeding the average price for the applicable period during 1996 or 1995 and antidilutive options were immaterial for 1997.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, except per share amounts)


NOTE 1 --ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:(Continued)

    BUILDING AND LAND:

    The Company records building and land at cost. The Company's office building is being depreciated for financial statement purposes on the straight-line method over its estimated useful life.

    OTHER ASSETS:

    Other assets at December 31, 1997 includes approximately $3,293 of deferred financing costs related to the sale of the 8-3/4% Notes (Note 5). These costs are being amortized over the life of the Notes using the effective interest method.

    HEDGING ACTIVITIES:

    From time to time, the Company utilizes futures and hedging activities in order to reduce the effect of product price volatility. The resulting gains or losses on hedging contracts are accounted for as revenues from oil and gas production in the financial statements.



NOTE 2 -- ACCOUNTS RECEIVABLE AND ADVANCE PAYMENTS:

    In its capacity as operator, manager and/or sponsor for its partners and other co-venturers, the Company incurs drilling and other costs and receives payment for advance billings for drilling, all of which are billed to the respective parties.
Accounts receivable and advance payments were comprised of the following amounts:


                                                      December 31,
                                      ------------------------------------------
                                              1997                    1996
                                      ------------------       -----------------
Accounts Receivable:
    Managed partnerships.............           $  1,485                $  1,687
    Other co-venturers...............              5,025                   1,136
    Trade............................             15,639                   9,637
    Officers and employees...........                 53                       6
                                      ------------------       -----------------
                                                $ 22,202                $ 12,466
                                      ==================       =================

Advance Payments:
    Other co-venturers...............           $    239                $    256
    Trade............................                 --                      98
                                      ------------------       -----------------
                                                $    239                $    354
                                      ==================       =================


    Costs incurred but not yet billed to the managed partnerships and other co-venturers at December 31, 1997 and 1996 amounted to $529 and $470, respectively.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, except per share amounts)



NOTE 3--INVESTMENT IN OIL AND GAS PROPERTIES:

    The following table discloses certain financial data relative to the Company's oil and gas producing activities, which are located onshore and offshore the continental United States:

                                                                                    Year Ended December 31,
                                                                   ---------------------------------------------------------
                                                                        1997                  1996                 1995
                                                                   ---------------       ---------------       -------------
Costs incurred during year:
    Capitalized--
      Acquisition costs:
        Proved...................................................          $39,619               $24,522              $8,104
        Unevaluated..............................................            4,172                 2,065                  --
      Investments posted as performance bonds....................               --                    63                 (30)
      Exploratory drilling:
        Proved...................................................           46,750                26,339               8,261
        Unevaluated..............................................           11,020                    --                  --
      Development drilling:
        Proved...................................................           43,715                22,321              27,383
        Unevaluated..............................................               47                 1,769                  --
        General and administrative costs.........................            4,494                 3,238               2,743
      Less:  overhead reimbursements, management fees
        and repromotion income...................................           (1,037)                 (913)               (953)
                                                                   ---------------       ---------------       -------------
                                                                          $148,780               $79,404             $45,508
                                                                   ===============       ===============       =============

    Charged to expenses--
      Operating costs:
        Normal lease operating expenses..........................          $10,123                $8,625              $6,294
        Major maintenance expenses...............................            1,844                   427                 446
                                                                   ---------------       ---------------       -------------
      Total operating costs......................................           11,967                 9,052               6,740
      Production taxes...........................................            2,215                 3,399               3,057
                                                                   ---------------       ---------------       -------------
                                                                           $14,182               $12,451              $9,797
                                                                   ===============       ===============       =============
Depreciation, depletion and amortization.........................          $28,133               $19,256             $15,551
                                                                   ===============       ===============       =============
Oil and gas properties--
    Balance, beginning of year...................................         $296,929              $217,525            $172,017
    Additions....................................................          148,780                79,404              45,508
                                                                   ---------------       ---------------       -------------
    Balance, end of year.........................................          445,709               296,929             217,525
                                                                   ---------------       ---------------       -------------
Accumulated depreciation, depletion
    and amortization--
        Balance, beginning of year...............................         (125,533)             (106,277)            (90,726)
        Provision for depreciation, depletion and amortization...          (28,133)             ( 19,256)            (15,551)
        Sale of reserves.........................................             (623)                   --                  --
                                                                   ---------------       ---------------       -------------
    Balance, end of year.........................................         (154,289)             (125,533)           (106,277)
                                                                   ---------------       ---------------       -------------
Net capitalized costs (proved and unevaluated)...................         $291,420              $171,396            $111,248
                                                                   ===============       ===============       =============

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, except per share amounts)


NOTE 4--INCOME TAXES:

    The Company follows the provisions of SFAS No. 109, "Accounting For Income Taxes," which provides for recognition of a deferred tax asset for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a "valuation allowance." An analysis of the Company's deferred tax liability follows:


                                                         December 31,
                                              ----------------------------------
                                                   1997                 1996
                                              --------------        ------------
Net operating loss carryforwards..............     $3,658              $  1,224
Statutory depletion carryforward..............      3,826                 4,463
Investment tax credit carryforward............        158                   887
Alternative minimum tax credit................        396                   447
Temporary differences:
      Oil and gas properties--full cost.......    (25,035)              (18,794)
      Other...................................     (1,662)                 (339)
                                              --------------        ------------
                                                  (18,659)              (12,112)
Valuation allowance...........................         --                    --
                                              --------------        ------------
                                                 ($18,659)             ($12,112)
                                              ==============        ============

      For tax reporting purposes, the Company had operating loss carryforwards of $10,290 and investment tax credit carryforwards of $158 at December 31, 1997. If not utilized, such carryforwards would begin expiring in 2001 and would completely expire by the year 2007. Because of tax rules relating to changes in corporate ownership and computations required to be made on a separate entity basis, the utilization by the Company of these benefit carryforwards in reducing its tax liability is restricted. Additionally, the Company had available for tax reporting purposes $10,761 in statutory depletion deductions that may be carried forward indefinitely. Recognition of a deferred tax asset associated with these carryforwards is dependent upon the Company's evaluation that it is more likely than not that the asset will ultimately be realized.

      The Company's provision for income taxes during 1997 decreased because of an adjustment to the Company's annual tax rate. Reconciliations between the statutory federal income tax expense rate and the Company's effective income tax expense rate as a percentage of income before income taxes were as follows:


                                                                                Year Ended December 31,
                                                                    -----------------------------------------------
                                                                       1997               1996              1995
                                                                    -----------        ----------        ----------
Income taxes computed at the statutory federal income tax rate....          35%               35%               35%
State tax and other...............................................           --                 4                 4
                                                                    -----------        ----------        ----------
Effective income tax rate.........................................          35%               39%               39%
                                                                    ===========        ==========        ==========

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, except per share amounts)


NOTE 5--LONG-TERM LOANS:

    Long-term loans consisted of the following at:

                                                                                    December 31,
                                                                         -----------------------------------
                                                                              1997                 1996
                                                                         --------------        -------------
8-3/4% Senior Subordinated Notes due 2007...............................       $100,000                  $--
Unsecured revolving credit facility with NationsBank
  of Texas, N.A. ("NationsBank") (described below)......................         29,000               23,073
Term Loan Agreement with First National Bank of
  Commerce ("FNBC") with interest at 7.45%..............................          3,105                3,175
Less:  portion due within one year......................................            (81)                 (76)
                                                                         --------------        -------------
Total long-term loans...................................................       $132,024              $26,172
                                                                         ==============        =============

    Aggregate minimum principal payments at December 31, 1997 for the next five years are as follows: 1998-$81, 1999-$88, 2000-$29,094, 2001-$2,842 and 2002-$0.

    On September 16, 1997, the Company completed an offering of $100,000 principal amount of its 8-3/4% Senior Subordinated Notes (the "Notes") due September 15, 2007 with interest payable semiannually commencing March 15, 1998. At December 31, 1997, $2,565 had been accrued in connection with the March 1998 interest payment. The Notes were sold at a discount for an aggregate price of $99,283 and the net proceeds from the offering were used to repay amounts outstanding under the Company's bank credit facility and for other general corporate purposes. There are no sinking fund requirements on the Notes and they are redeemable at the option of the Company, in whole or in part, at 104.375% of their principal amount beginning September 15, 2002, and thereafter at prices declining annually to 100% on and after 2005. Provisions of the Notes include, without limitation, restrictions on liens, indebtedness, asset sales and other restricted payments.

    On July 30, 1997, the Company executed its Third Amended and Restated Credit Agreement with NationsBank as agent for a group of banks. The agreement provided for a total facility of $150,000 and was comprised of a three-year revolving credit facility and a one-year term loan. The term loan of $50,000, which was established to finance the acquisition of the Vermilion Block 255 Field and certain development costs, was retired in September 1997 with proceeds from the Company's notes offering. Additionally, the borrowing base of its $100,000 revolver was reduced to $55,000 subsequent to the offering of the Notes. Interest under the revolver is payable quarterly and at December 31, 1997, the weighted average interest rate of the facility was 6.9% per annum and letters of credit totaling $7,522 had been issued pursuant to the facility.

    On November 30, 1995, the Company executed a term loan agreement with FNBC in the original principal amount of $3,250 to finance the purchase of the Company's office building (see Note 6). The loan has a five-year term bearing interest at the rate of 7.45% over the entire term of the loan. Payments of $26 are due monthly and are based upon a 20-year amortization period. The indebtedness under the agreement is collateralized by the building.

    The terms of the NationsBank and FNBC agreements contain, among other provisions, requirements for maintaining defined levels of working capital and tangible net worth.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, except per share amounts)


NOTE 6--TRANSACTIONS WITH RELATED PARTIES:

    The Company receives certain fees as a result of its function as managing partner of certain partnerships. For the years ended December 31, 1997, 1996 and 1995, the Company generated management fees and overhead reimbursements from partnerships amounting to $1,098, $744 and $851, respectively, the majority of which was treated as a reduction of the investment in oil and gas properties.

    The Company collects and distributes production revenues as managing partner for the partnerships' interests in oil and gas properties. At December 31, 1995, $858 was included in undistributed oil and gas proceeds that was identified as distributable to partners in the partnerships.

    TSPC leased office space in a building owned by RiverStone Associates, an affiliate, from 1982 through November 30, 1995, on which date the building and related land were purchased by the Company. The entire purchase price of $3,250 was paid to the holder of the first mortgage on the property. RiverStone Associates and its partners did not receive any of the sales proceeds, nor were any such parties relieved of any personal liability as a result of the sale. James H. Stone and Joe R. Klutts, each an officer and director of the Company, are partners in RiverStone Associates. The sale was approved by the disinterested members of the Board of Directors. The Company and TSPC incurred net rent expense of $633 for the year ended December 31, 1995.

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

    Certain officers and directors and their affiliates are working interest owners in properties operated by the Company and are billed and pay their proportionate share of drilling and operating costs in the normal course of business.

NOTE 7--HEDGING ACTIVITIES:

    The Company engages in futures contracts with certain of its production through master swap agreements ("Swap Agreements"). The Company considers these futures contracts to be hedging activities and, as such, monthly settlements on these contracts are reflected in revenues from oil and gas production. In order to consider these futures contracts as hedges, (i) the Company must designate the futures contract as a hedge of future production and (ii) the contract must reduce the Company's exposure to the risk of changes in prices. Changes in the market value of futures contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Proceeds received or paid relating to terminated contracts or contracts that have been sold are amortized over the original contract period and reflected in revenues from oil and gas production. The Company enters into hedging transactions for the purpose of securing a price for a portion of future production that is acceptable at the time the transaction is entered into. The primary objective of these activities is to reduce the Company's exposure to the possibility of declining oil and gas prices during the term of the hedge.

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

      As of February 27, 1998, the Company's forward sales position was as follows:


                                               Oil                                       Gas
                                ----------------------------------      --------------------------------------
                                                       Average                                    Average
                                                        Price                                      Price
                                   Mbbls               ($/Bbl)              BBtu                 ($/MMBtu)
                                ------------        --------------      -------------        -----------------
1998......................          144                 $21.47              2,100                   $2.87


    The fair market value of the hedging contracts totaled $1,317 and ($434) at December 31, 1997 and 1996, respectively. For the years ended December 31, 1997 and 1996, the Company incurred net oil and gas hedging losses of $569 and $3,801, respectively, which were treated as a reduction of revenues from oil and gas production.

NOTE 8--COMMON STOCK:

    On November 19, 1996, the Company completed an underwritten public offering of 3,680,000 shares of Common Stock at a price to the public of $21.75 per share. The shares offered included 3,221,159 shares sold by the Company (480,000 shares of which represented the exercise of the underwriters' over-allotment option) and 458,841 shares sold by certain selling stockholders. This offering resulted in the receipt by the Company of cash proceeds (net of $217 of offering costs) totaling approximately $66,446. The Company used a portion of the proceeds to retire a term loan incurred to finance the cost of acquisitions and certain development projects performed in the third quarter of 1996, and the remainder was used to repay a portion of the outstanding indebtedness under its revolving bank credit facility.

NOTE 9--COMMITMENTS AND CONTINGENCIES:

    The Company leases office facilities in New Orleans, Louisiana under the terms of a long-term non-cancelable lease expiring on April 4, 2003. Office facilities in Lafayette, Louisiana were leased through November 30, 1995, on which date the Company purchased the building (see Note 6). Additionally, the Company leases automobiles under terms of non-cancelable leases expiring at various dates through 2000. The minimum net annual commitments under all leases, subleases and contracts noted above at December 31, 1997 are as follows:

  1998..................................................................  $102
  1999..................................................................    93
  2000..................................................................    73
  2001..................................................................    70
  2002..................................................................    70
  Thereafter............................................................    18

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, except per share amounts)


NOTE 9--COMMITMENTS AND CONTINGENCIES: (Continued)

    Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $118, $114 and $727, respectively.

    The Company is the managing general partner of four partnerships and is contingently liable for any recourse debts and other liabilities that result from their operations. Management currently is not aware of the existence of any such liabilities that would have a material impact on the future operations of the Company.

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

    In December 1995, Goodrich Leasehold L.L.C. and Goodrich Drillers L.L.C. filed a civil action in the 333rd Judicial District Court, Harris County, Texas, against the Company in an attempt to set aside a Farmout Agreement affecting portions of the West Flank of the Weeks Island field in Iberia Parish, Louisiana. This case was tried in Harris County, Texas, and on March 12, 1998, the jury found in favor of the Company. The Company does not anticipate an appeal by either party.

    The Company is contingently liable to a surety insurance company in the aggregate amount of $14,774 relative to bonds issued on its behalf to the MMS and certain third parties from which it purchased oil and gas working interests. The bonds represent guarantees by the surety insurance company that the Company will operate offshore in accordance with MMS rules and regulations and perform certain plugging and abandonment obligations as specified by the applicable working interest purchase and sale contracts.

    The Company is also named as a defendant in certain lawsuits and is a party to certain regulatory proceedings arising in the ordinary course of business. Management does not expect these matters, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

    OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, OPA requires responsible parties for offshore facilities to provide financial assurance in the amount of $35,000 to cover potential OPA liabilities. This amount can be increased up to $150,000 if a formal risk assessment indicates that an amount higher than $35,000 should be required. The Company does not anticipate that it will experience any difficulty in satisfying the MMS's requirements for demonstrative financial responsibility under OPA.

      In 1996, the American Institute of Certified Public Accountants issued its Statement of Position 96-1 ("SOP 96-1"), which provides guidance on accounting for environmental remediation liabilities. SOP 96-1 interprets existing FASB standards applicable to public companies. The Company adopted SOP 96-1 effective January 1, 1997, with no material effect.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, except per share amounts)


NOTE 10--EMPLOYEE BENEFIT PLANS:

    The Company entered into deferred compensation and disability agreements with certain of its employees whereby the Company has purchased split-dollar life insurance policies to provide certain retirement and death benefits for the employees and death benefits payable to the Company. The aggregate death benefit of the policies is $3,195 at December 31, 1997, of which $1,975 is payable to employees or their beneficiaries and $1,220 is payable to the Company. Total cash surrender value of the policies, net of related surrender charges at December 31, 1997, was approximately $948. Additionally, the benefits under the deferred compensation agreements vest after certain periods of employment, and at December 31, 1997, the liability for such vested benefits was approximately $760. The difference between the actuarial determined liability for retirement benefits or the vested amounts, where applicable, and the net cash surrender value has been recorded as an other long-term liability and is being amortized over the remaining term of the various deferred compensation agreements.

    The Company has adopted a series of incentive compensation plans designed to align the interests of the executives and employees with those of its stockholders. The following is a brief description of each of the plans:

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

    iii. The Company's 1993 Stock Option Plan (as amended and restated) provides for 1,170,000 shares of Common Stock to be reserved for issuance pursuant to such plan. Under this plan, the Company may grant both incentive stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options. All such options: (a) must have an exercise price of not less than the fair market value of the Common Stock on the date of grant,
         (b) vest ratably over a five year service vesting period, and (c) expire ten years subsequent to award.

    iv. The 401(k) Profit Sharing Plan provides eligible employees with the option to defer receipt of a portion of their compensation and the Company may, at its discretion, match a portion or all of the employee's deferral. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the directions of each employee. An employee is 20% vested in the Company's matching contributions (if any) for each year of service and is fully vested upon five years of service with the Company. For the years ended December 31, 1997, 1996 and 1995, the Company contributed $207, $169 and $168, respectively, to the plan.

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, except per share amounts)


NOTE 10--EMPLOYEE BENEFIT PLANS: (Continued)

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective with respect to the Company in 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current Accounting Principles Board Opinion No. 25 ("APB 25") method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company is continuing to account for its stock-based compensation under APB 25. However, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are presented below.

    If the compensation cost for the Company's 1997, 1996 and 1995 grants for stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's 1997, 1996 and 1995 net income and earnings per common share would have approximated the pro forma amounts below:


                                                                     Year Ended December 31,
                                    ------------------------------------------------------------------------------------------
                                               1997                           1996                            1995
                                    --------------------------      ------------------------       ---------------------------
                                         As            Pro               As          Pro                As             Pro
                                      Reported        forma           Reported      forma            Reported         forma
                                    -----------     ----------      ------------  ----------       -----------      ----------
Net income.........................    $11,919         $10,966          $11,033      $10,639          $ 5,816         $ 5,749
Earnings per common share:
     Basic ........................      $0.79           $0.73            $0.90        $0.87            $0.49           $0.49
     Diluted.......................      $0.78           $0.72            $0.90        $0.87            $0.49           $0.49


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

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, except per share amounts)


NOTE 10--EMPLOYEE BENEFIT PLANS: (Continued)

     A summary of the Company's stock options as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:


                                                                                 December 31,
                                      ----------------------------------------------------------------------------------------------
                                                  1997                               1996                             1995
                                      ----------------------------       ----------------------------      -------------------------
                                                           Wgtd.                              Wgtd.                            Wgtd.
                                         Number            Avg.             Number            Avg.            Number           Avg.
                                           of              Exer.              of              Exer.             of             Exer.
                                         Options           Price            Options           Price           Options          Price
                                      ------------      ----------       ------------      ----------      -------------   ---------
Outstanding at beginning of year        735,000            $15.76           420,000            $12.33            248,000      $12.24
Granted                                 245,000             28.26           317,000             20.27            195,000       12.45
Expired                                      --                --                --               --             (18,000)      12.38
Exercised                               (30,000)            12.95            (2,000)            12.38             (5,000)      12.38
                                      ------------                       ------------                      --------------
Outstanding at end of year              950,000            $19.07           735,000            $15.76            420,000      $12.33
Options exercisable at year-end         309,400            $13.93           180,667            $12.29             86,997      $12.23
Options available for future grant      413,000                             338,000                              655,000
Weighted average fair value of
     options granted during the year     $17.05                              $12.95                                 $7.83


     The fair value of each option granted during the periods presented is estimated on the date of grant using the Black- Scholes option-pricing model with the following assumptions: (a) dividend yield of 0%, (b) expected volatility of 41.20%, 42.83% and 46.86% in the years 1997, 1996 and 1995, respectively, (c) risk-free interest rate of 6.04 %, 6.41% and 5.55% in the years 1997, 1996 and 1995, respectively, and (d) expected life of 10 years for employee options and five years for director options.

     The  following  table  summarizes   information   regarding  stock  options
outstanding at December 31, 1997:


                                     Options Outstanding                                 Options Exercisable
                  ---------------------------------------------------------      ----------------------------------
    Range of           Number             Wgtd. Avg.          Wgtd. Avg.              Number          Wgtd. Avg.
    Exercise         Outstanding           Remaining           Exercise             Exercisable        Exercise
     Prices          at 12/31/97       Contractual Life          Price              at 12/31/97          Price
     ------       ----------------     -----------------       ---------         ----------------    --------------
     $11-$15           390,000            9.3 years             $12.32               246,334           $12.32
     15 - 19            25,000            5.0 years              17.81                 6,666            17.81
     19 - 24           290,000            10.0 years             20.48                56,400            20.49
     27 - 34           245,000            10.0 years             28.26                 --                --
                  ----------------                                               ----------------
                       950,000            9.6 years              19.07               309,400            13.93
                  ================                                               ================


                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, except per share amounts)


NOTE 11--OIL AND GAS RESERVE INFORMATION - UNAUDITED

     A majority of the Company's net proved oil and gas reserves at December 31, 1997 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.

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

     The following table sets forth an analysis of the Company's estimated quantities of net proved and proved developed oil (including condensate) and gas, all located onshore and offshore the continental United States:

                                                                                                         Natural
                                                                                    Oil in               Gas in
                                                                                     MBbls                MMcf
                                                                                ---------------      ---------------
Proved reserves as of December 31, 1994.......................................            6,455               68,285
    Revisions of previous estimates...........................................              476                1,208
    Extensions, discoveries and other additions...............................              399               13,478
    Purchase of producing properties..........................................            2,054                6,607
    Production................................................................           (1,399)              (8,399)
                                                                                ---------------      ---------------
Proved reserves as of December 31, 1995.......................................            7,985               81,179
    Revisions of previous estimates...........................................             (783)              (4,025)
    Extensions, discoveries and other additions...............................            5,526               37,175
    Purchase of producing properties..........................................            1,400               41,318
    Production................................................................           (1,356)             (11,331)
                                                                                ---------------      ---------------
Proved reserves as of December 31, 1996.......................................           12,772              144,316
    Revisions of previous estimates...........................................            1,673              (12,252)
    Extensions, discoveries and other additions...............................            2,675               45,276
    Purchase of producing properties..........................................            2,302               26,409
    Sale of reserves..........................................................              (74)                (327)
  Production..................................................................           (1,585)             (14,183)
                                                                                ---------------      ---------------
Proved reserves as of December 31, 1997.......................................           17,763              189,239
                                                                                ===============      ===============
Proved developed reserves:
    as of December 31, 1995...................................................            7,055               67,797
                                                                                ===============      ===============
    as of December 31, 1996...................................................            9,260              109,628
                                                                                ===============      ===============
    as of December 31, 1997...................................................           14,485              141,424
                                                                                ===============      ===============

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


NOTE 11--OIL AND GAS RESERVE INFORMATION - UNAUDITED (Continued)

with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.



                                                                                      Standardized Measure
                                                                                          December 31,
                                                                    --------------------------------------------------------
                                                                        1997                 1996                  1995
                                                                    -------------        -------------         -------------
Future cash flows.................................................       $801,647             $894,418              $347,796
Future production and development costs...........................       (268,641)            (187,715)              (89,739)
Future income taxes...............................................       (104,521)            (198,637)              (56,146)
                                                                    -------------        -------------         -------------
Future net cash flows.............................................        428,485              508,066               201,911
10% annual discount...............................................       (132,145)            (178,728)              (57,121)
                                                                    -------------        -------------         -------------
Standardized measure of discounted future net cash flows..........       $296,340             $329,338              $144,790
                                                                    =============        =============         =============


                                                                                Changes in Standardized Measure
                                                                                    Year Ended December 31,
                                                                    --------------------------------------------------------
                                                                        1997                 1996                  1995
                                                                    -------------        -------------         -------------
Standardized measure at beginning of year.........................       $329,338             $144,790               $83,068
Sales and transfers of oil and gas produced, net of
    production costs..............................................        (54,898)             (43,389)              (28,897)
Changes in price, net of future production costs..................       (186,615)              81,428                39,592
Extensions and discoveries, net of future production
    and development costs.........................................         87,491              156,804                25,927
Changes in estimated future development costs, net of
    development costs incurred during the period..................         26,738              (13,214)                6,717
Revisions of quantity estimates...................................         (3,502)             (19,372)                5,867
Accretion of discount.............................................         32,934               17,837                 9,739
Net change in income taxes........................................         52,338              (80,443)              (19,257)
Purchase of reserves in place.....................................         21,725              105,035                22,039
Sale of reserves in place.........................................            420                   --                    --
Changes in production rates (timing) and other....................         (9,629)             (20,138)                   (5)
                                                                    -------------        -------------         -------------
Standardized measure at end of year...............................       $296,340             $329,338              $144,790
                                                                    =============        =============         =============

                            STONE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, except per share amounts)


NOTE 12--SUMMARIZED QUARTERLY FINANCIAL INFORMATION - UNAUDITED:


                                                                                               Basic              Diluted
                                                                           Net               Earnings             Earnings
                                   Revenues           Expenses            Income             Per Share           Per Share
                                 -------------      -------------     --------------      ---------------      --------------
1997
    First Quarter..............        $16,237            $12,641             $3,596                $0.24               $0.24
    Second Quarter.............         13,662             12,065              1,597                 0.11                0.11
    Third Quarter..............         15,958             13,463              2,495                 0.17                0.16
    Fourth Quarter.............         25,130             20,899              4,231                 0.28                0.28
                                 -------------      -------------     --------------      ---------------      --------------
                                       $70,987            $59,068            $11,919                $0.79               $0.78
                                 =============      =============     ==============      ===============      ==============
1996
    First Quarter..............        $15,093            $11,831             $3,262                $0.28               $0.28
    Second Quarter.............         14,403             11,548              2,855                 0.24                0.24
    Third Quarter..............         13,251             11,230              2,021                 0.17                0.17
    Fourth Quarter.............         15,218             12,323              2,895                 0.22                0.21
                                 -------------      -------------     --------------      ---------------      --------------
                                       $57,965            $46,932            $11,033                $0.90               $0.90
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

    MMBtu.  One million Btus.

                 GLOSSARY OF CERTAIN INDUSTRY TERMS--(Continued)


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

   *10.6   --  Third Amended and Restated Credit Agreement between the
               Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as Agent, dated as of July 30,
               1997.

   +10.7   --  Deferred Compensation and Disability Agreement between TSPC and
               E.J. Louviere dated July 16, 1981  (incorporated by reference to
               Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 011-12074)).

    10.8   --  Term Loan Agreement, dated November 30, 1995, between the
               Registrant and First National Bank of Commerce (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 011-12074)).

  *+10.9   --  Stone Energy Corporation 1993 Stock Option Plan, As Amended and
               Restated Effective as of May 15, 1997.

    21.1   --  Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

   *23.1   --  Consent of Arthur Andersen LLP.

   *23.2   --  Consent of Atwater Consultants, Ltd.

   *23.3   --  Consent of Cawley, Gillespie & Associates, Inc.

   *27.1   --  Financial Data Schedule
   *27.2   --  Financial Data Schedule-Restated
   *27.3   --  Financial Data Schedule-Restated
   *27.4   --  Financial Data Schedule-Restated

    ------------
    *  Filed herewith.
    +  Identifies management contracts and compensatory plans or arrangements.