Form 10-Q
period 1998-03-31
STONE ENERGY CORP
filed 1998-05-12
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

                        For the transition period from to

                         Commission file number 1-12074


                            STONE ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                72-1235413
     (State or other jurisdiction                  (I.R.S. employer
     of incorporation or organization)            identification no.)


      625 E. Kaliste Saloom Road                        70508
        Lafayette, Louisiana                         (Zip code)
 (Address of principal executive offices)



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

                               Yes X      No ___

     As of May 12, 1998 there were 15,063,408 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1.           Financial Statements:
                    Condensed Consolidated Balance Sheet
                     as of March 31, 1998 and December 31, 1997...........    1

                    Condensed Consolidated Statement of Operations
                     for the Three Months Ended March 31, 1998 and 1997...    2

                    Condensed Consolidated Statement of Cash Flows
                     for the Three Months Ended March 31, 1998 and 1997...    3

                   Notes to Condensed Consolidated Financial Statements...    4

                   Auditors' Review Report................................    6

Item 2.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................    7


                                     PART II

Item 5.          Other Information........................................   10

Item 6.          Exhibits and Reports on Form 8-K.........................   11




                                             STONE ENERGY CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                  (In thousands)



                                                                            March 31,              December 31,
                                Assets                                         1998                    1997
                                                                        -----------------        -----------------
                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents....................................                  $9,538                  $10,304
    Marketable securities, at market.............................                  32,857                   19,940
    Accounts receivable..........................................                  22,223                   22,731
    Other current assets.........................................                      56                      176
                                                                        -----------------        -----------------
      Total current assets.......................................                  64,674                   53,151
Oil and gas properties, net:
    Proved.......................................................                 295,237                  274,116
    Unevaluated..................................................                  33,137                   17,304

Building and land, net ..........................................                   3,516                    3,538
Fixed assets, net................................................                   1,145                    1,089
Other assets, net................................................                   3,779                    4,946
                                                                        -----------------        -----------------
      Total assets...............................................                $401,488                 $354,144
                                                                        =================        =================
                 Liabilities and Stockholders' Equity
Current liabilities - accounts payable and
    accrued liabilities..........................................                 $51,861                  $44,823
Long-term loans..................................................                 167,002                  132,024
Deferred tax liability...........................................                  20,479                   18,659
Other long-term liabilities......................................                   1,982                    2,001
                                                                        -----------------        -----------------
      Total liabilities..........................................                 241,324                  197,507
                                                                        -----------------        -----------------
Common stock.....................................................                     151                      150
Additional paid in capital.......................................                 119,111                  118,883
Retained earnings................................................                  40,902                   37,604
                                                                        -----------------        -----------------
      Total stockholders' equity.................................                 160,164                  156,637
                                                                        -----------------        -----------------
      Total liabilities and stockholders' equity.................                $401,488                 $354,144
                                                                        =================        =================




                                             STONE ENERGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)



                                                                                    Three Months Ended
                                                                                         March 31,
                                                                        ------------------------------------------
                                                                              1998                     1997
                                                                        -----------------        -----------------
Revenues
    Oil and gas production.......................................                 $28,357                  $15,809
    Overhead reimbursements and management fees..................                     146                      124
    Other income.................................................                     292                      304
                                                                        -----------------        -----------------
      Total revenues.............................................                  28,795                   16,237
                                                                        -----------------        -----------------

Expenses
    Normal lease operating expenses..............................                   3,597                    1,904
    Major maintenance expenses...................................                     455                       83
    Production taxes.............................................                     532                      845
    Depreciation, depletion and amortization.....................                  15,217                    6,078
    Interest.....................................................                   2,529                      426
    Salaries, general and administrative.........................                   1,072                      891
    Incentive compensation plan..................................                     275                      162
                                                                        -----------------        -----------------
      Total expenses.............................................                  23,677                   10,389
                                                                        -----------------        -----------------
Net income before income taxes...................................                   5,118                    5,848
                                                                        -----------------        -----------------
Provision for income taxes
    Current......................................................                       -                        -
    Deferred.....................................................                   1,820                    2,252
                                                                        -----------------        -----------------
                                                                                    1,820                    2,252
                                                                        -----------------        -----------------
Net income.......................................................                  $3,298                   $3,596
                                                                        =================        =================
Earnings per common share (see Note 2):
    Basic earnings per share.....................................                   $0.22                    $0.24
                                                                        =================        =================
    Diluted earnings per share...................................                   $0.22                    $0.24
                                                                        =================        =================
    Average shares outstanding...................................                  15,061                   15,015
                                                                        =================        =================
    Average shares outstanding assuming dilution.................                  15,319                   15,198
                                                                        =================        =================





                                             STONE ENERGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                        -----------------------------------------
                                                                              1998                     1997
                                                                        -----------------        ----------------
Cash flows from operating activities:
   Net income....................................................                  $3,298                  $3,596
      Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation, depletion and amortization...............                  15,217                   6,078
          Provision for deferred income taxes....................                   1,820                   2,252
                                                                        -----------------        ----------------
                                                                                   20,335                  11,926

          Increase in marketable securities......................                 (12,917)                (13,128)
          Decrease in accounts receivable........................                     509                   2,643
          Decrease in other current assets.......................                     106                      77
          Increase in accrued liabilities........................                   3,814                   1,253
          Other..................................................                     (18)                     29
                                                                        -----------------        ----------------
Net cash provided by operating activities........................                  11,829                   2,800
                                                                        -----------------        ----------------
Cash flows from investing activities:
   Investment in oil and gas properties..........................                 (48,745)                (17,106)
   Building additions and renovations............................                       -                    (178)
   (Increase) decrease in other assets ..........................                   1,095                    (165)
                                                                        -----------------        ----------------
Net cash used in investing activities............................                 (47,650)                (17,449)
                                                                        -----------------        ----------------
Cash flows from financing activities:
   Proceeds from borrowings......................................                  35,000                  13,000
   Repayment of debt.............................................                     (21)                    (14)
   Deferred financing costs......................................                    (152)                      -
   Exercise of stock options.....................................                     228                       -
   Expenses for common stock offering............................                       -                    (104)
                                                                        -----------------        ----------------
Net cash provided by financing activities........................                  35,055                  12,882
                                                                        -----------------        ----------------
Net decrease in cash.............................................                    (766)                 (1,767)
Cash balance beginning of period.................................                  10,304                   9,864
                                                                        -----------------        ----------------
Cash balance end of period.......................................                  $9,538                  $8,097
                                                                        =================        ================
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
      Interest (net of amount capitalized).......................                  $4,756                    $414
      Income taxes...............................................                       -                       -
                                                                        -----------------        ----------------
   Total.........................................................                  $4,756                    $414
                                                                        =================        ================

                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements of Stone Energy Corporation (the "Company") at March 31, 1998 and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of future financial results. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per
Share," which simplifies the computation of earnings per share ("EPS"). The Company adopted SFAS No. 128 in the fourth quarter of 1997 and restated prior periods' EPS data as required by SFAS No. 128. All EPS data in the financial statements and accompanying footnotes reflects the adoption of SFAS No. 128.

      Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and certain employees which totaled approximately 258,000 shares in the first quarter of 1998 and 183,000 shares in the first quarter of 1997. Options which were considered antidilutive as a result of the exercise price of the options exceeding the average price for the applicable period were immaterial during the first quarters of 1998 and 1997.

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

         The Company's forward positions as of May 12, 1998, are summarized as follows:


                                         Oil                      Gas
                                ----------------------    --------------------
                                              Average                 Average
                                  MBbls        Price        Bbtu       Price
                                ---------    ---------    --------   ----------
Second quarter, 1998               36         $21.15        1,050      $2.574
Third quarter, 1998                --            --         2,300      $2.633


         During the first quarter of 1998, the Company had 17% of its crude oil production hedged at $21.58 per barrel and 26% of its natural gas production hedged at $2.94 per MMBTU. As a result, the Company realized a net oil and gas hedging gain of $1.9 million, which was recorded in the accompanying condensed consolidated statement of operations as an increase of revenues from oil and gas production.

NOTE 4 - LONG-TERM LOANS

         In March 1998, the Company and its bank group increased the size of the Company's credit facility to $150 million, increased the borrowing base under the revolving credit loan (the "Revolver") from $55 million to $120 million and extended the term of the Revolver by one year to July 30, 2001. The borrowing base limitation is based on a borrowing base amount established by the banks for the Company's oil and gas properties. Interest under the Revolver is payable quarterly and, at March 31, 1998, the weighted average interest rate of the facility was 6.4% per annum, the total outstanding principal balance was $64 million and letters of credit totaling $7.5 million had been issued pursuant to the facility.

NOTE 5 - NEW ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS Nos. 130 and 131 are effective for 1998. The Company adopted these standards in 1998 with no effect on the Company's financial statements, financial position or results of operations.

                             AUDITORS' REVIEW REPORT



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:




         We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Stone Energy Corporation as of December 31, 1997 (not presented herein), and, in our report dated March 2, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                                    ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

     Stone Energy Corporation is an independent oil and gas company engaged in the development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Basin. The Company and its predecessors have been active in the Gulf Coast Basin since 1973, which gives the Company extensive geophysical, technical and operational expertise in this area. The Company's business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties located in the Gulf Coast Basin.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month periods ended March 31, 1998 and 1997.


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                        ------------------------------------------
                                                                              1998                     1997
                                                                        -----------------        -----------------
Production:
    Oil (MBbls)..................................................                     638                      349
    Gas (MMcf)...................................................                   7,310                    2,979
    Oil and gas (MBOE)...........................................                   1,856                      846
Sales data (in thousands)(a):
    Total oil sales..............................................                 $10,285                   $7,559
    Total gas sales..............................................                  18,072                    8,250
Average sales prices(a):
    Oil (per Bbl)................................................                  $16.12                   $21.66
    Gas (per Mcf)................................................                    2.47                     2.77
    Per BOE......................................................                   15.28                    18.69
Average costs (per BOE):
    Normal lease operating expenses (b)..........................                   $1.94                    $2.25
    Salaries, general and administrative.........................                    0.58                     1.05
    Depreciation, depletion and amortization.....................                    8.09                     7.03

    (a)  Net of the effects of hedging
    (b)  Excludes major maintenance expenses

                                       -7-

         For the first quarter of 1998, the Company reported net income totaling $3.3 million, as compared to net income reported for the first quarter of 1997 of $3.6 million. On a diluted per share basis, first quarter net income was $0.22 in 1998 and $0.24 in 1997.

         In December 1997, production commenced from the Company's D platform at its South Pelto Block 23 Field. This new production, combined with increases at Vermilion Block 46 and Eugene Island Block 243 and the acquisition of Vermilion Block 255 in mid-1997, resulted in an increase in first quarter 1998 production volumes of 119%, on a BOE basis, over the production volumes during the comparable 1997 period. First quarter 1998 production volumes of both oil and gas, compared to the 1997 quarter, rose 83% and 145% respectively, totaling 638 MBbls of oil and 7,310 of MMcf of gas.

         First quarter 1998 oil and gas revenues rose 79% to $28.4 million, as compared to first quarter 1997 oil and gas revenues of $15.8 million. The average prices received for oil and natural gas during the three months ended March 31, 1998, were $16.12 per barrel and $2.47 per Mcf, as compared to $21.66 per barrel and $2.77 per Mcf received during the year ago period. Stated on a BOE basis, unit prices for the first quarter of 1998 declined 18% from 1997's first quarter. Oil and gas revenues and unit prices for the first quarter of 1998 are net of a hedging gain of $1.9 million, while the comparable 1997 amounts are net of a hedging loss of $0.8 million.

         Operating costs for the first quarter of 1998 increased in total to $3.6 million, as compared to $1.9 million during the first three months of 1997 due to an increase in the number of properties and significantly higher production rates. Stated on a unit of production basis, however, such costs declined 14% to $1.94 per BOE for the three-month period ended March 31, 1998, from $2.25 per BOE for the first quarter of 1997.

     General and administrative expenses increased to $1.1 million during the first quarter of 1998, as compared to $0.9 million during the 1997 quarter, due to the overall increase in the Company's operations. On a unit basis, however, these costs decreased 45% to $0.58 per BOE in the first quarter of 1998 as compared to $1.05 per BOE in the 1997 quarter. Depreciation, depletion and amortization expense increased to $15.0 million for the first three months of 1998 from $5.9 million for the same 1997 period because of higher production rates, increased investment in the properties and lower quarter-end oil and gas prices. As a result of the Company's increased borrowings under its bank credit facility and the issuance in September 1997 of $100 million 8-3/4% Senior Subordinated Notes, interest expense for the three-month period ended March 31, 1998, increased to $2.5 million, as compared to $0.4 million for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL AND CASH FLOW. Working capital at March 31, 1998 was $12.8 million. The Company believes that the available borrowings under its recently increased bank credit facility (as described below) combined with the expected cash flow from its increased production levels will be sufficient to fund its working capital needs for the foreseeable future. Net cash flow from operations before working capital changes for the first quarter of 1998 was $20.3 million, representing an increase of 71% from the $11.9 million reported for the same period of 1997. On a diluted per share basis, net cash flow was $1.33 in the first quarter of 1998 and $0.78 in the first quarter of 1997.

         During the first quarter of 1998, the Company invested $52 million in its oil and gas properties as compared to $24 million in the comparable period of 1997. First quarter 1998 investments included the acquisition of a 37.5% working interest in the East Cameron Block 64 Field for $12.7 million and exploration and development expenditures at the South Pelto Block 23 Field totaling approximately $15.6 million. First quarter 1998 investments also included $1.2 million of capitalized general and administrative and interest costs.

     LONG-TERM FINANCING. In March 1998, the Company and its bank group increased the size of the Company's bank credit facility to $150 million, increased the borrowing base under the Revolver from $55 million to $120 million and extended the term of the Revolver by one year to July 30, 2001. The borrowing base limitation is based on a borrowing base amount established by the banks for the Company's oil and gas properties. The increased Revolver capacity will provide the Company with a source of capital to partially finance its 1998 capital expenditures budget. Interest under the Revolver is payable quarterly and, at March 31, 1998, the weighted average interest rate of the facility was 6.4% per annum, the total outstanding principal balance was $64 million and letters of credit totaling $7.5 million had been issued pursuant to the facility.

          The near-term outlook for oil and gas prices is below 1997 levels, and a recent review of 1998 development plans resulted in certain minor modifications to the capital expenditures budget for the remainder of the year. The Company has budgeted approximately $85 million for the last three quarters of 1998 for expenditures on oil and gas properties it now owns. Significant investments are planned at Eugene Island Block 243, South Pelto Block 23, Vermilion Block 255 and Clovelly. The planned development operations include projects which seek to increase cash flow from proved reserves and provide additions to the Company's reserve base. It is anticipated that these investments will be funded from a combination of available working capital, cash flow from operations and borrowings under the bank credit facility.

         The Company is in the process of evaluating a number of opportunities to acquire reserves, although no future acquisitions can be assured. One or a combination of certain of these possible transactions could fully utilize the sources of capital currently available to the Company. If these opportunities materialize, the Company intends to explore a variety of options to finance these new projects, including nonrecourse financing, sales of non-strategic properties and joint venture financing.

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

         FORWARD-LOOKING STATEMENTS. Certain of the statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-Q, regarding budgeted capital expenditures, increases in oil and gas production, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in the Company's 1997 Form 10-K. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 1998 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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

           In April 1998, the Company entered into a swap transaction to reduce the price volatility for future gas production. Under the agreement, the Company hedged 25,000 MMBTU per day of gas production from June to September 1998 at a price of $2.63 per MMBTU.

     On May 5, 1998, the Company announced the results of recently-completed exploration and development activities, and reported the status of operations in progress. Among the results reported, the Company announced that the No. 28 (E-2) Well at South Pelto Block 23 accomplished its primary objective of confirming the Company's interpretation of the limits of the fields principle pay sands. The well, which encountered 113 feet of net pay in five oil sands and one gas sand, is being sidetracked to test the Tuna Prospect with first production expected during the third quarter of 1998 following the installation of the E Platform. Other events reported included the completion of drilling on the No. A-6 Well at Eugene Island Block 243, the Provost Cyr No. 8 Well at the Weeks Island Field and the Exxon et al No. 1 Well at the Clovelly Field. The No. A-6 Well encountered 81 net feet of gas pay in three sands and first production is expected in June 1998. The Provost Cyr No. 8 Well was unsuccessful and was abandoned as a dry hole while the Exxon et al No. 1 Well encountered an aggregate of 80 net feet of pay with first production expected in May 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit 10.1- First Amendment and Restatement of the Third Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as Agent, dated as of March 31, 1998.

           (b) Exhibit 15.1- Letter from Arthur Andersen LLP dated May 12, 1998, regarding unaudited interim financial information.

           (c)    Exhibit 27.1- Financial Data Schedule

           (d) There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   STONE ENERGY CORPORATION


Date: May 12, 1998                               By:  /s/ Michael L. Finch
                                                         -----------------
                                                          Michael L. Finch
                                                   Executive Vice President and
                                                     Chief Financial Officer
                                               (Authorized Officer and Principal
                                                         Financial Officer)