Form 10-Q
period 1998-06-30
STONE ENERGY CORP
filed 1998-08-11
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                  Yes X No ___

     As of August 11, 1998, there were 15,068,408 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1.           Financial Statements:
                    Condensed Consolidated Balance Sheet
                      as of June 30, 1998 and December 31, 1997..........      1

                    Condensed Consolidated Statement of Operations
                      for the Three- and Six-Month Periods Ended
                      June 30, 1998 and 1997.............................      2

                    Condensed Consolidated Statement of Cash Flows
                      for the Six Months Ended
                      June 30, 1998 and 1997.............................      3

                    Notes to Condensed Consolidated Financial Statements.      4

                    Auditors' Review Report..............................      7

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................      8


                                     PART II

Item 4.           Submission of Matters to a Vote of Security Holders....     11

Item 6.           Exhibits and Reports on Form 8-K.......................     12

                                             STONE ENERGY CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                  (In thousands)





                                                                             June 30,              December 31,
                                Assets                                         1998                    1997
                                                                        -----------------        -----------------
                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents....................................                 $11,239                  $10,304
    Marketable securities, at market.............................                  33,390                   19,940
    Accounts receivable..........................................                  19,267                   22,731
    Other current assets.........................................                     648                      176
                                                                        -----------------        -----------------
      Total current assets.......................................                  64,544                   53,151
Oil and gas properties, net:
    Proved.......................................................                 339,862                  274,116
    Unevaluated..................................................                  16,164                   17,304

Building and land, net...........................................                   3,502                    3,538
Fixed assets, net................................................                   1,110                    1,089
Other assets, net................................................                   3,656                    4,946
                                                                        -----------------        -----------------
      Total assets...............................................                $428,838                 $354,144
                                                                        =================        =================
                 Liabilities and Stockholders' Equity
Current liabilities - accounts payable and
    accrued liabilities..........................................                 $56,125                  $44,823
Long-term loans..................................................                 186,987                  132,024
Deferred tax liability...........................................                  21,490                   18,659
Other long-term liabilities......................................                   2,184                    2,001
                                                                        -----------------        -----------------
      Total liabilities..........................................                 266,786                  197,507
                                                                        -----------------        -----------------
Common stock.....................................................                     151                      150
Additional paid in capital.......................................                 119,167                  118,883
Retained earnings................................................                  42,734                   37,604
                                                                        -----------------        -----------------
      Total stockholders' equity.................................                 162,052                  156,637
                                                                        -----------------        -----------------
      Total liabilities and stockholders' equity.................                $428,838                 $354,144
                                                                        =================        =================



                                                        -1-

                                             STONE ENERGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)



                                                        Three Months Ended                          Six Months Ended
                                                             June 30,                                   June 30,
                                                  -------------------------------           ---------------------------------
                                                      1998               1997                   1998                 1997
                                                  ------------        -----------           ------------         ------------
Revenues
  Oil and gas production.....................          $27,824            $13,196                $56,181              $29,005
  Overhead reimbursements
     and management fees.....................              164                131                    310                  255
  Other income...............................              486                335                    778                  639
                                                  ------------        -----------           ------------         ------------
         Total revenues......................           28,474             13,662                 57,269               29,899
                                                  ------------        -----------           ------------         ------------

Expenses
  Normal lease operating expenses............            4,312              2,458                  7,909                4,362
  Major maintenance expenses.................              314                403                    769                  486
  Production taxes...........................              512                654                  1,044                1,499
  Depreciation, depletion and
    amortization.............................           15,887              5,851                 31,104               11,929
  Interest...................................            3,196                677                  5,725                1,103
  Salaries, general and administrative.......            1,135                868                  2,207                1,759
  Incentive compensation plan................              275                154                    550                  316
                                                  ------------        -----------           ------------         ------------
         Total expenses......................           25,631             11,065                 49,308               21,454
                                                  ------------        -----------           ------------         ------------
Net income before income taxes...............            2,843              2,597                  7,961                8,445
                                                  ------------        -----------           ------------         ------------
Provision for income taxes
   Current...................................                -                100                      -                  100
   Deferred..................................            1,011                900                  2,831                3,152
                                                  ------------        -----------           ------------         ------------
                                                         1,011              1,000                  2,831                3,252
                                                  ------------        -----------           ------------         ------------
Net income                                              $1,832             $1,597                 $5,130               $5,193
                                                  ============        ===========           ============         ============
Earnings per common share (see Note 2):
   Basic earnings per share .................            $0.12              $0.11                  $0.34                $0.35
                                                  ============        ===========           ============         ============
   Diluted earnings per share................            $0.12              $0.11                  $0.34                $0.34
                                                  ============        ===========           ============         ============
   Average shares outstanding................           15,066             15,015                 15,063               15,015
                                                  ============        ===========           ============         ============
   Average shares outstanding assuming
      dilution...............................           15,340             15,200                 15,330               15,199
                                                  ============        ===========           ============         ============


                                                        -2-

                                             STONE ENERGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                        -----------------------------------------
                                                                              1998                     1997
                                                                        -----------------        ----------------
Cash flows from operating activities:
   Net income....................................................                  $5,130                  $5,193
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation, depletion and amortization...............                  31,104                  11,929
          Provision for deferred income taxes....................                   2,831                   3,152
                                                                        -----------------        ----------------
                                                                                   39,065                  20,274
          Increase in marketable securities......................                 (13,450)                 (5,672)
          Decrease in accounts receivable........................                   3,464                   1,493
          Increase in other current assets.......................                    (505)                   (356)
          Increase (decrease) in accrued liabilities.............                   6,774                    (967)
          Other..................................................                     184                   1,942
                                                                        -----------------        ----------------
Net cash provided by operating activities........................                  35,532                  16,714
                                                                        -----------------        ----------------
Cash flows from investing activities:
  Investment in oil and gas properties...........................                 (90,768)                (40,453)
  Building additions and renovations.............................                      (9)                   (260)
 (Increase) decrease in other assets ............................                   1,096                    (332)
                                                                        -----------------        ----------------
Net cash used in investing activities............................                 (89,681)                (41,045)
                                                                        -----------------        ----------------
Cash flows from financing activities:
  Proceeds from borrowings.......................................                  55,000                  25,000
  Repayment of debt..............................................                     (40)                    (33)
  Deferred financing costs.......................................                    (160)                      -
  Expenses for common stock offering.............................                       -                    (104)
  Exercise of stock options......................................                     284                       -
                                                                        -----------------        ----------------
Net cash provided by financing activities........................                  55,084                  24,863
                                                                        -----------------        ----------------
Net increase in cash.............................................                     935                     532
Cash balance beginning of period.................................                  10,304                   9,864
                                                                        -----------------        ----------------
Cash balance end of period.......................................                 $11,239                 $10,396
                                                                        =================        ================
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
      Interest (net of amount capitalized).......................                  $5,424                  $1,003
      Income taxes...............................................                       -                     100
                                                                        -----------------        ----------------
                                                                                   $5,424                  $1,103
                                                                        =================        ================





                                                        -3-

                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements of Stone Energy Corporation (the "Company") at June 30, 1998 and for the three- and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

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

         Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and certain employees which totaled approximately 274,000 shares and 185,000 shares in the second quarter of 1998 and 1997, respectively, and 267,000 shares and 184,000 shares in the first six months of 1998 and 1997, respectively. Options which were considered antidilutive as a result of the exercise price of the options exceeding the average price for the applicable period were immaterial during the 1998 and 1997 periods.

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

         The Company's forward positions as of August 11, 1998, are summarized as follows:


                                                       Gas
                                ------------------------------------------------
                                                                   Average
                                        Bbtu                      Price/Btu
                                ------------------         ---------------------
Third quarter, 1998........            2,300                        $2.63

         For the three- and six-month periods ended June 30, 1998, the Company recognized net hedging gains of $0.6 million and $2.5 million, respectively, which were recorded in the accompanying condensed consolidated statement of operations as additions to revenues from oil and gas production. Second quarter and six month 1997 oil and gas revenues included net hedging gains (losses) of $41,000 and $(0.7) million, respectively.

NOTE 4 - LONG-TERM LOANS

         During the first quarter of 1998, the Company and its bank group increased the size of the Company's credit facility to $150 million, increased the borrowing base under the revolving credit loan (the "Revolver") to $120 million and extended the term of the Revolver to July 30, 2001. The borrowing base amount is established by the bank group and is based on their evaluation of the Company's oil and gas properties. Interest under the Revolver is payable quarterly, and currently the weighted average interest rate of the facility is 6.7% per annum, the total outstanding principal balance is $84 million and letters of credit totaling $7.5 million have been issued pursuant to the facility.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

         The Company expects to adopt SFAS No. 133 during the first quarter of 2000. Because of the nature of the Company's only derivative instrument, the Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's results of operations.

                             AUDITORS' REVIEW REPORT



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:


         We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of June 30, 1998, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



New Orleans, Louisiana
July 31, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

         Stone Energy Corporation is an independent oil and gas company engaged in the development, exploration, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Basin. The Company and its predecessors have been active in the Gulf Coast Basin since 1973, which gives the Company extensive geophysical, technical and operational expertise in this area. The Company's business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties located in the Gulf Coast Basin.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three- and six-month periods ended June 30, 1998 and 1997.



                                                        Three Months Ended                           Six Months Ended
                                                             June 30,                                    June 30,
                                                  -------------------------------            --------------------------------
                                                     1998                1997                   1998                 1997
                                                  -----------         -----------            -----------         ------------
Production:
     Oil (MBbls)...............................           674                 344                  1,312                  694
     Gas (MMcf)................................         7,891               3,012                 15,201                5,990
     Oil and gas (MBOE)........................         1,989                 846                  3,846                1,692
Sales data (in thousands) (a):
     Total oil sales...........................        $9,131              $6,516                $19,416              $14,075
     Total gas sales...........................        18,693               6,680                 36,765               14,930
Average sales prices (a):
     Oil (per Bbl).............................        $13.55              $18.94                 $14.80               $20.28
     Gas (per Mcf).............................          2.37                2.22                   2.42                 2.49
     Per BOE...................................         13.99               15.60                  14.61                17.14

Average costs (per BOE):
     Normal lease operating
        expenses (b)...........................         $2.17               $2.91                  $2.06                $2.58
     General and administrative................          0.57                1.03                   0.57                 1.04
     Depreciation, depletion
        and amortization.......................          7.88                6.75                   7.98                 6.89

       (a)   Net of the effects of hedging
       (b)   Excludes major maintenance expenses



         Net income for the quarter ended June 30, 1998 totaled $1.8 million or $0.12 per diluted share, as compared to net income of $1.6 million or $0.11 per diluted share during the second quarter of 1997. Net income totaled $5.1 million and $5.2 million for the first six months of 1998 and 1997, respectively.

         The production volumes for the three months ended June 30, 1998 were the highest such quarterly amounts in the Company's history. On a barrel of oil equivalent (BOE) basis, second quarter 1998 production volumes increased 135% over second quarter 1997 production volumes, totaling 674,000 barrels of oil and
7.9 billion cubic feet of gas. Production volumes of both oil and gas for the first six months of 1998, compared to the 1997 period, rose 89% and 154% respectively, totaling 1,312,000 barrels of oil and 15.2 billion cubic feet of gas.

         Second quarter 1998 oil and gas revenues rose 111% to $27.8 million, as compared to second quarter 1997 revenues of $13.2 million. For the first six months of 1998, oil and gas revenues increased 94% to $56.2 million, compared to oil and gas revenues of $29.0 million during the first half of 1997. During the second quarter of 1998, average prices totaled $13.55 per barrel of oil and $2.37 per Mcf of gas, as compared to $18.94 per barrel and $2.22 per Mcf received in the 1997 period. Stated on a BOE basis, unit prices for the second quarter and first six months of 1998 declined 10% and 15%, respectively, from the comparable 1997 periods.

         Operating costs increased to $4.3 million and $7.9 million during the second quarter and first six months of 1998, respectively, as compared to $2.5 million and $4.4 million during the respective 1997 periods due to an increase in the number of properties and significantly higher production rates. Compared to the three and six-month periods of 1997, however, such costs on a unit of production basis declined 25% and 20% during the respective three and six-month 1998 periods.

         General and administrative expenses totaled $1.1 million and $2.2 million during the second quarter and first six months of 1998, respectively, compared to $0.9 million and $1.8 million during the respective 1997 periods. The increase during the 1998 periods is the result of the Company's increased level of operations, as compared to a year ago. On a unit basis, however, these costs declined 45% to $0.57 per BOE in the second quarter of 1998 as compared to $1.03 per BOE in the 1997 quarter. Depreciation, depletion and amortization expense increased to $15.9 million for the second quarter of 1998 from $5.9 million for the same 1997 period because of higher production rates, increased investment in the properties and lower quarter-end oil and gas prices. As a result of the Company's increased borrowings under its bank credit facility and the bond offering closed in September 1997, interest expense for the three-month period ended June 30, 1998, increased to $3.2 million, as compared to $0.7 million for the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL AND CASH FLOW. Working capital at June 30, 1998 was $8.4 million. The Company believes that this capital plus the expected cash flow from its increased operations and borrowings under its expanded bank credit facility will be sufficient to fund its working capital needs for the foreseeable future. Net cash flow from operations before working capital changes for the second quarter of 1998 increased 124% to $18.7 million or $1.22 per diluted share, compared to $8.3 million or $0.55 per diluted share for 1997's second quarter. For the first six months of 1998, net cash flow from operations before working capital changes totaled $39.1 million, as compared to $20.3 million during the 1997 period.

         During the second quarter of 1998, the Company invested $43.3 million in its oil and gas properties primarily in drilling, completion and platform construction activities. The Company invested $95.3 million in its oil and gas properties during the first half of 1998, as compared to investments of $50.4 million during the six-month 1997 period. The investments for the first six months of 1998 included $2.2 million of capitalized general and administrative costs.

         LONG-TERM FINANCING. During the first quarter of 1998, the Company and its bank group increased the size of the Company's bank credit facility to $150 million, increased the borrowing base under the Revolver to $120 million and extended the term of the Revolver to July 30, 2001. The borrowing base amount is established by the bank group and is based on their evaluation of the Company's oil and gas properties. Interest under the Revolver is payable quarterly, and currently the weighted average interest rate of the facility is 6.7% per annum, the total outstandinig principal balance is $84 million and letters of credit totaling $7.5 million have been issued pursuant to the facility.

         As a result of the recent decline in oil prices, the Company has made certain modifications to its capital expenditures budget for the remainder of 1998. The Company has budgeted approximately $46.6 million for the second half of 1998 for expenditures on oil and gas properties it now owns. Significant investments are planned at the Vermilion Block 255, Clovelly, Eugene Island Block 243 and South Pelto Block 23 Fields. The planned development operations include projects which seek to increase cash flow from proved reserves and provide additions to the Company's reserve base. It is anticipated that these investments will be funded from a combination of available working capital, cash flow from operations and borrowings under the bank credit facility.

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

         FORWARD-LOOKING STATEMENTS. Certain of the statements in this Form 10-Q are "forward- looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-Q, regarding budgeted capital expenditures, increases in oil and gas production, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in the Company's 1997 Form 10-K. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for the remainder of 1998 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on May 14, 1998, three Class II Directors, B.J. Duplantis, Michael L. Finch, and John P. Laborde, were elected to serve until the annual meeting of stockholders in the year 2001. B.J. Duplantis received the vote of 12,899,571 shares with the vote of 30,241 shares withheld, Michael L. Finch received the vote of 12,899,971 shares with the vote of 29,841 shares withheld, and John P. Laborde received the vote of 12,899,421 shares with the vote of 30,391 shares withheld. No other Director was standing for election. James H. Stone, Joe R. Klutts, and Robert A. Bernhard are Class III Directors whose terms expire with the 1999 annual meeting of stockholders.
D. Peter Canty, Raymond B. Gary, and David R. Voelker are Class I Directors whose terms expire with the 2000 annual meeting of stockholders.

         A management proposal to ratify the appointment of Arthur Andersen LLP by the Board of Directors as independent auditors to the Company for the year 1998 was approved. The vote was 12,915,986 shares for, 4,200 shares against, and 9,626 shares abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibit 27.1- Financial Data Schedule

           (b) There were no reports on Form 8-K filed for the three months ended June 30, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 STONE ENERGY CORPORATION


Date: August 11, 1998                          By:  /s/ Michael L. Finch
                                                     ----------------------
                                                        Michael L. Finch
                                                  Executive Vice President and
                                                     Chief Financial Officer
                                               (Authorized Officer and Principal
                                                         Financial Officer)