Form 10-Q
period 1998-09-30
STONE ENERGY CORP
filed 1998-11-12
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

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

     As of November 9, 1998, there were 15,070,408 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1.           Financial Statements:
                    Condensed Consolidated Balance Sheet
                      as of September 30, 1998 and December 31, 1997.....      1

                    Condensed Consolidated Statement of Operations
                      for the Three- and Nine-Month Periods Ended
                            September 30, 1998 and 1997..................      2

                    Condensed Consolidated Statement of Cash Flows
                      for the Nine Months Ended September 30, 1998
                      and 1997...........................................      3

                    Notes to Condensed Consolidated Financial
                      Statements.........................................      4

                    Auditors' Review Report..............................      7

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................      8


                                     PART II

Item 6.           Exhibits and Reports on Form 8-K.......................     12

                                             STONE ENERGY CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                  (In thousands)



                                                                           September 30,           December 31,
                                Assets                                         1998                    1997
                                                                       --------------------      -----------------
                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents....................................                   $11,047                $10,304
    Marketable securities, at market.............................                    25,429                 19,940
    Accounts receivable..........................................                    17,277                 22,731
    Other current assets.........................................                       435                    176
                                                                       --------------------      -----------------
      Total current assets.......................................                    54,188                 53,151
Oil and gas properties, net:
    Proved.......................................................                   365,474                274,116
    Unevaluated..................................................                     9,387                 17,304

Building and land, net...........................................                     3,488                  3,538
Fixed assets, net................................................                     1,106                  1,089
Other assets, net................................................                     3,563                  4,946
                                                                       --------------------      -----------------
      Total assets...............................................                  $437,206               $354,144
                                                                       ====================      =================
                 Liabilities and Stockholders' Equity
Current liabilities - accounts payable and
    accrued liabilities..........................................                   $48,353                $44,823
Long-term loans..................................................                   201,959                132,024
Deferred tax liability...........................................                    21,899                 18,659
Other long-term liabilities......................................                     2,198                  2,001
                                                                       --------------------      -----------------
      Total liabilities..........................................                   274,409                197,507
                                                                       --------------------      -----------------
Common stock.....................................................                       151                    150
Additional paid in capital.......................................                   119,167                118,883
Retained earnings................................................                    43,479                 37,604
                                                                       --------------------      -----------------
      Total stockholders' equity.................................                   162,797                156,637
                                                                       --------------------      -----------------
      Total liabilities and stockholders' equity.................                  $437,206               $354,144
                                                                       ====================      =================


                                             STONE ENERGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)


                                                        Three Months Ended                          Nine Months Ended
                                                           September 30,                              September 30,
                                                  -------------------------------           ---------------------------------
                                                      1998               1997                   1998                 1997
                                                  ------------        -----------           ------------         ------------
Revenues
  Oil and gas production.....................          $26,774            $15,603                $82,955              $44,608
  Overhead reimbursements
     and management fees.....................              158                119                    468                  374
  Other income...............................              480                236                  1,258                  875
                                                  ------------        -----------           ------------         ------------
         Total revenues......................           27,412             15,958                 84,681               45,857
                                                  ------------        -----------           ------------         ------------

Expenses
  Normal lease operating expenses............            4,513              2,420                 12,422                6,782
  Major maintenance expenses.................              460                130                  1,229                  616
  Production taxes...........................              552                355                  1,596                1,854
  Depreciation, depletion and
    amortization.............................           15,984              6,472                 47,088               18,401
  Interest...................................            3,518              1,448                  9,243                2,551
  Salaries, general and administrative.......              956                924                  3,163                2,683
  Incentive compensation plan................              275                152                    825                  468
                                                  ------------        -----------           ------------         ------------
         Total expenses......................           26,258             11,901                 75,566               33,355
                                                  ------------        -----------           ------------         ------------
Net income before income taxes...............            1,154              4,057                  9,115               12,502
                                                  ------------        -----------           ------------         ------------
Provision for income taxes
  Current....................................                -                  -                      -                  100
  Deferred...................................              409              1,562                  3,240                4,714
                                                  ------------        -----------           ------------         ------------
                                                           409              1,562                  3,240                4,814
                                                  ------------        -----------           ------------         ------------
Net income                                                $745             $2,495                 $5,875               $7,688
                                                  ============        ===========           ============         ============
Earnings per common share (see Note 2):
   Basic earnings per share .................            $0.05              $0.17                  $0.39                $0.51
                                                  ============        ===========           ============         ============
   Diluted earnings per share................            $0.05              $0.16                  $0.38                $0.50
                                                  ============        ===========           ============         ============
   Average shares outstanding................           15,068             15,024                 15,065               15,018
                                                  ============        ===========           ============         ============
   Average shares outstanding assuming
      dilution...............................           15,264             15,359                 15,329               15,327
                                                  ============        ===========           ============         ============


                                             STONE ENERGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                        -----------------------------------------
                                                                              1998                     1997
                                                                        -----------------        ----------------
Cash flows from operating activities:
   Net income....................................................                  $5,875                  $7,688
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation, depletion and amortization...............                  47,088                  18,401
          Provision for deferred income taxes....................                   3,240                   4,714
                                                                        -----------------        ----------------
                                                                                   56,203                  30,803
          Increase in marketable securities......................                  (5,488)                (16,009)
          Decrease (increase) in accounts receivable.............                   5,455                    (977)
          Increase in other current assets.......................                    (321)                   (258)
          Increase (decrease) in accrued liabilities.............                   4,543                  (1,685)
          Other..................................................                     198                   1,914
                                                                        -----------------        ----------------
Net cash provided by operating activities........................                  60,590                  13,788
                                                                        -----------------        ----------------
Cash flows from investing activities:
   Investment in oil and gas properties..........................               (130,923)               (102,647)
   Building additions and renovations............................                    (17)                      -
   Sale of oil and gas properties................................                      -                     825
   Decrease (increase) in other assets ..........................                  1,029                    (674)
                                                                        -----------------        ----------------
Net cash used in investing activities............................               (129,911)               (102,496)
                                                                        -----------------        ----------------
Cash flows from financing activities:
   Proceeds from borrowings......................................                 70,000                  59,000
   Repayment of debt.............................................                    (60)                (72,123)
   Issuance of 8-3/4% Senior Subordinated Notes .................                      -                 100,000
   Deferred financing costs......................................                   (160)                 (3,128)
   Expenses for common stock offering............................                       -                   (104)
   Exercise of stock options.....................................                     284                    287
                                                                        -----------------        ----------------
Net cash provided by financing activities........................                  70,064                 83,932
                                                                        -----------------        ----------------
Net increase (decrease) in cash..................................                     743                 (4,776)
Cash balance beginning of period.................................                  10,304                  9,864
                                                                        -----------------        ----------------
Cash balance end of period.......................................                 $11,047                 $5,088
                                                                        =================        ================
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
      Interest (net of amount capitalized).......................                 $11,265                  $2,561
      Income taxes...............................................                       -                     100
                                                                        -----------------        ----------------
                                                                                  $11,265                  $2,661
                                                                        =================        ================


                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Statements

         The condensed consolidated financial statements of Stone Energy Corporation (the "Company") at September 30, 1998 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

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

        Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and certain employees which totaled approximately 196,000 shares and 335,000 shares in the third quarter of 1998 and 1997, respectively, and 264,000 shares and 309,000 shares in the first nine months of 1998 and 1997, respectively. Options which were considered antidilutive as a result of the exercise price of the options exceeding the average price for the applicable period totaled approximately 50,000 shares and 13,000 shares during the third quarter and nine month periods of 1998, respectively and were immaterial during the respective 1997 periods.

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

         The Company's forward positions as of November 9, 1998, are summarized as follows:


                                                          Gas
                                        ----------------------------------------
                                                                       Average
                                              Bbtu                    Price/Btu
                                        -----------------         --------------
Fourth quarter, 1998............              3,680                     $2.286
First quarter, 1999.............              3,600                     $2.535
Second quarter, 1999............              3,640                     $2.195
Third quarter, 1999.............              3,680                     $2.177

         For the three- and nine-month periods ended September 30, 1998, the Company recognized net hedging gains of $1.4 million and $3.9 million, respectively, which were recorded in the accompanying condensed consolidated statement of operations as additions to revenues from oil and gas production. Third quarter and nine month 1997 oil and gas revenues included net hedging losses of approximately $26,000 and $0.8 million, respectively.

Note 4 - Long-Term Loans

         During the first quarter of 1998, the Company and its bank group increased the size of the Company's revolving credit facility (the "Revolver") to $150 million, increased the borrowing base under the facility to $120 million and extended the term of the Revolver to July 30, 2001. The borrowing base amount is established by the bank group and is based on their evaluation of the Company's oil and gas properties. Interest under the Revolver is payable quarterly, and currently the weighted average interest rate of the facility is 6.4% per annum. At September 30, 1998, the total outstanding principal balance was $99 million and letters of credit totaling $7.5 million have been issued pursuant to the facility.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company expects to adopt SFAS No. 133 during the first quarter of 2000. Because of the nature of the Company's only derivative instrument, the Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's results of operations.


Note 6 -Stock Options

         During the third quarter of 1998, the Company's Board of Directors elected to reprice all non-Director employee stock options which had an exercise price above the then market value of $26.00 per share. As a result, 265,000 stock options, which were granted to non-Director employees during 1997 and 1998, were repriced from a weighted average exercise price of $29.35 per share to the then market value of $26.00 per share.

                             AUDITORS' REVIEW REPORT



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:


         We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of September 30, 1998, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


New Orleans, Louisiana
October 28, 1998

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three- and nine-month periods ended September 30, 1998 and 1997.


                                                        Three Months Ended                          Nine Months Ended
                                                           September 30,                              September 30,
                                                  -------------------------------            --------------------------------
                                                     1998                1997                   1998                 1997
                                                  -----------         -----------            -----------         ------------
Production:
     Oil (MBbls)...............................           700                 416                  2,012                1,109
     Gas (MMcf)................................         7,926               3,337                 23,127                9,328
     Oil and gas (MBOE)........................         2,021                 972                  5,867                2,664
Sales data (in thousands) (a):
     Total oil sales...........................        $8,986              $7,543                $28,402              $21,618
     Total gas sales...........................        17,788               8,060                 54,553               22,990
Average sales prices (a):
     Oil (per Bbl).............................        $12.84              $18.13                 $14.12               $19.49
     Gas (per Mcf).............................          2.24                2.42                   2.36                 2.46
     Per BOE...................................         13.25               16.05                  14.14                16.74
Average costs (per BOE):
     Normal lease operating
        expenses (b)...........................         $2.23               $2.49                  $2.12                $2.55
     General and administrative................          0.47                0.95                   0.54                 1.01
     Depreciation, depletion
        and amortization.......................          7.80                6.51                   7.92                 6.75

  (a)  Net of the effects of hedging
  (b)  Excludes major maintenance expense


         Net income for the quarter ended September 30, 1998 totaled $0.7 million or $0.05 per diluted share, as compared to net income of $2.5 million or $0.16 per diluted share during the third quarter of 1997. Net income totaled $5.9 million and $7.7 million for the first nine months of 1998 and 1997, respectively.

         Production volumes reached record levels during the third quarter of 1998 despite the short-term production interruptions experienced as a result of recent storms in the Gulf of Mexico. On a barrel of oil equivalent (BOE) basis, third quarter 1998 production volumes increased 108% over third quarter 1997 production volumes, totaling approximately 700,000 barrels of oil and 7.9 billion cubic feet of gas. Production volumes of both oil and gas for the first nine months of 1998, compared to the 1997 period, rose 81% and 148% respectively, totaling 2,012,000 barrels of oil and 23.1 billion cubic feet of gas.

         Oil and gas revenues during the third quarter of 1998 increased 72% to $26.8 million, as compared to third quarter 1997 revenues of $15.6 million. For the first nine months of 1998, oil and gas revenues increased 86% to $83.0 million, compared to oil and gas revenues of $44.6 million during the 1997 period. Prices received during the third quarter of 1998 averaged $12.84 per barrel of oil and $2.24 per Mcf of gas, as compared to averages of $18.13 per barrel and $2.42 per Mcf received in the 1997 period. Stated on a BOE basis, unit prices received during the third quarter and first nine months of 1998 were 18% and 16% lower, respectively, than the prices received during the comparable 1997 periods. Both total and unit revenue amounts include the effects of hedging transactions.

         Normal operating costs for the third quarter of 1998 increased in total to $4.5 million from $2.4 million during the third quarter of 1997 due to an increase in the number of properties and significantly higher production rates. Stated on a unit of production basis, however, such costs declined 10% to $2.23 per BOE for the three-month period ended September 30, 1998, from $2.49 per BOE for the third quarter of 1997. The Company did not experience any significant increases in operating costs as a result of storms during the third quarter of 1998.

         General and administrative expenses during the third quarter of 1998 totaled $1.0 million as compared to expenses of $0.9 million during the 1997 quarter. On a unit basis, these costs declined 51% during the 1998 quarter to $0.47 per BOE, as compared with $0.95 per BOE during the 1997 quarter. Depreciation, depletion and amortization expense increased to $16.0 million during the third quarter of 1998, compared to $6.5 million for the 1997 period because of higher production rates, increased investments in the properties and lower quarter-end oil and gas prices. As a result of the Company's increased borrowings under its bank credit facility and the bond offering closed in September 1997, interest expense for the three-month period ended September 30, 1998, increased to $3.5 million, as compared to $1.4 million for the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL AND CASH FLOW. Working capital at September 30, 1998 was $5.8 million. The Company believes that this capital plus the expected cash flow from its increased operations and borrowings under its bank credit facility will be sufficient to fund its working capital needs for the foreseeable future. Net cash flow from operations before working capital changes for the third quarter of 1998 increased 63% to $17.1 million or $1.12 per diluted share, compared to $10.5 million or $0.69 per diluted share for 1997's third quarter. For the first nine months of 1998, net cash flow from operations before working capital changes totaled $56.2 million, as compared to $30.8 million during the 1997 period.

         During the third quarter of 1998, the Company invested $34.6 million in its oil and gas properties primarily in drilling, completion and platform construction activities. The Company has invested $129.9 million in its oil and gas properties during the first nine months of 1998, as compared to investments of $118.7 million during the nine-month 1997 period. The investments for the first nine months of 1998 included $3.2 million of capitalized general and administrative costs.

         During the third quarter of 1998, the Company entered into a hedging contract to reduce its exposure against future declines in natural gas prices. The Company has hedged 3,680 Bbtu's at an average price of $2.29 per Btu for the fourth quarter of 1998 and 10,920 Bbtu's at an average price of $2.30 per Btu for the first nine months of 1999.

         LONG-TERM FINANCING. During the first quarter of 1998, the Company and its bank group increased the size of the Company's revolving credit facility to $150 million, increased the borrowing base to $120 million and extended the term of the Revolver to July 30, 2001. The borrowing base amount is established by the bank group and is based on their evaluation of the Company's oil and gas properties. Interest under the Revolver is payable quarterly, and currently the weighted average interest rate of the facility is 6.4% per annum. At September 30, 1998, the total outstanding principal balance was $99 million and letters of credit totaling $7.5 million have been issued pursuant to the facility.

         The Company has budgeted approximately $25 million for the fourth quarter of 1998 for expenditures on oil and gas properties it now owns. Significant investments are planned at the Vermilion Block 255, Clovelly, Eugene Island Block 243 and South Pelto Block 23 Fields. The planned development operations include projects which seek to increase cash flow from proved reserves and provide additions to the Company's reserve base. It is anticipated that these investments will be primarily funded from a combination of available working capital, cash flow from operations and borrowings under the bank credit facility.

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

         Although the Company has no current plans to access the public markets for purposes of entering into an underwritten financing, it would consider such funding sources if the amount of capital needed for its acquisition and development activities increased significantly or if its bank debt reached an unacceptable level. Availability of these sources of capital and the Company's ability to access new opportunities will depend upon a number of factors, some of which are beyond the control of the Company.

         YEAR 2000 COMPLIANCE. The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-sensitive systems may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900. During 1998, the Company's executive management and Board of Directors implemented a program to identify, evaluate and address the Company's Y2K risks to ensure that its Information Technology ("IT") Systems and Non-IT Systems will be able to process dates from and after January 1, 2000 without critical systems failure. In addition to evaluating its own systems, the Company is attempting to assess the Y2K risks associated with its significant customers and suppliers.

         The Company is currently evaluating its IT Systems for Y2K compliance. As part of this evaluation, the Company has contracted outside consultants to assist in the identification and replacement of non-compliant IT Systems. The Company's non-compliant IT Systems are currently scheduled for replacement or modification to Y2K Compliant Systems by the first quarter of 1999.

         Regarding the Company's Non-IT Systems, which primarily consist of systems with embedded technology, the Company is in the process of completing its preliminary assessment of all date-sensitive components. The Company has completed its evaluation of the date-sensitive components of the infrastructure assets within its Lafayette, Louisiana office building and has determined there will be minimal modification required to become Y2K compliant. Upon completion of its assessment, the Company will replace or modify other non-compliant Non-IT Systems as necessary.

         The Company has not incurred significant costs related to Y2K compliance as of September 30, 1998 and does not expect that the cost to modify or replace its non-compliant IT and Non-IT Systems will be material to its financial condition or results of operations. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on managements' best estimates, the estimates of outside specialists assisting the Company, the modification plans of third parties and other factors.

         Based on preliminary risk assessments, the Company believes the most likely Y2K related failure would be a temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on the Company's financial condition or results of operations. As part of its assessment of the Y2K risk associated with third parties' systems, the Company has contacted its material suppliers and customers to determine their level of Y2K compliance. The Company has scheduled to complete its assessment during the first quarter of 1999. While the Company believes that the probability of the occurance of a disruption is low, the Company will develop specific contingency plans to address certain risk areas, as needed, beginning in the first quarter of 1999. There can be no assurance that the Company will not be materially adversely affected by Y2K problems or related costs.

         FORWARD-LOOKING STATEMENTS. Certain of the statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-Q, regarding budgeted capital expenditures, increases in oil and gas production, the assessment of the Company's Y2K compliance, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in the Company's 1997 Form 10-K. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for the remainder of 1998 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibit 27.1- Financial Data Schedule

           (b) There were no reports on Form 8-K filed for the three months ended September 30, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            STONE ENERGY CORPORATION


Date: November 12, 1998                   By:/s/   Michael L. Finch
                                             ---------------------------
                                                   Michael L. Finch
                                              Executive Vice President and
                                                  Chief Financial Officer
                                             (Authorized Officer and Principal
                                                    Financial Officer)