Form 10-K405
period 1998-12-31
STONE ENERGY CORP
filed 1999-03-24
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                   For the fiscal year ended December 31, 1998

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                    For the transition period from    to

                         Commission File Number: 1-12074

                            STONE ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

State of incorporation: Delaware    I.R.S. Employer Identification No.72-1235413

           625 E. Kaliste Saloom Road
              Lafayette, Louisiana                          70508
      (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (318) 237-0410

               Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
       Title of each class                               on which registered
       -------------------                             ----------------------
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

                                 [x] Yes       [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $339,626,060 as of March 15, 1999 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape).

     As of March 15, 1999, the registrant had outstanding 15,080,408 shares of Common Stock, par value $.01 per share.

         Document incorporated by reference: Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 11, 1999, which is incorporated into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                        Page No.

                                     PART I

Item 1.   Business........................................................     1

Item 2.   Properties......................................................    10

Item 3.   Legal Proceedings...............................................    13

Item 4.   Submission of Matters to a Vote of Security Holders.............    13

Item 4A.  Executive Officers of the Registrant............................    14


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
             Matters......................................................    15

Item 6.   Selected Financial and Operating Data...........................    16

Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................    17

Item 7A.  Disclosures Regarding Market Risks..............................    23

Item 8.   Financial Statements and Supplementary Data.....................    23

Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.........................................    23


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..............    23

Item 11.  Executive Compensation..........................................    23

Item 12.  Security Ownership of Certain Beneficial Owners and
              Management..................................................    23

Item 13.  Certain Relationships and Related Transactions..................    23


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................    23



          Index to Financial Statements...................................   F-1

          Glossary of Certain Industry Terms..............................   G-1

                                     PART I

ITEM 1.  BUSINESS

Overview

    Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development and operation of oil and gas properties onshore and offshore in the Gulf Coast Basin. The Company and its predecessors have been active in the Gulf Coast Basin since 1973, which gives the Company extensive geophysical, technical and operational expertise in this area. As of December 31, 1998, the Company had estimated proved reserves of approximately 243.3 Bcf of natural gas and 18.5 MMBbls of oil, or an aggregate of approximately 354.1 Bcfe, with a present value of estimated pre-tax future net cash flows of $286.1 million (based upon year-end 1998 prices which include hedges and a discount rate of 10%).

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

    Since 1993, the Company has increased the number of properties in which it has an interest from five to 15, and serves as operator of 14 of these properties. In addition, the Company has substantially expanded its technical database, including 3-D seismic data relating to its properties and potential acquisitions. As a result, the Company has been able to significantly increase its development activities. For the year ending December 31, 1999, the Company has budgeted exploration and development expenditures of $73.3 million which includes plans to drill 20 new wells, conduct 23 workovers/recompletions on existing wells and, depending upon the success of specific development activities, install two new offshore production platforms. The Company's capital expenditures for 1998 totaled $158.9 million, of which $14.0 million was for the acquisition of interests in producing properties.

    The Company completed its initial public offering of common stock in July 1993 (the "Initial Public Offering"), and its shares are listed on the New York Stock Exchange. A secondary offering of common stock was completed in November 1996, and the Company had a total of 15,080,408 shares outstanding at March 15, 1999. In September 1997, the Company completed an offering of $100 million principal amount of its 8-3/4% Senior Subordinated Notes. Stone Energy is headquartered in Lafayette, Louisiana, with additional offices in New Orleans and Houston.

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

    The availability of a ready market for and the price of any hydrocarbons produced will depend on many factors beyond the control of the Company, including the amounts of domestic production and imports of foreign oil, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the effect of federal and state regulation of allowable rates of production, taxation and the conduct of drilling operations and federal regulation of natural gas. In addition, the restructuring of the natural gas pipeline industry virtually eliminated the gas purchasing activity of traditional interstate gas transmission pipeline buyers. See "Regulation-Federal Regulation of Sales and Transportation of Natural Gas." Producers of natural gas have therefore been required to develop new markets among gas marketing companies, end users of natural gas and local distribution companies. All of these factors, together with economic factors in the marketing area, generally may affect the supply and/or demand for oil and gas and thus the prices available for sales of oil and gas.

Regulation

    Regulation of Production. In all areas where the Company conducts activities, there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may promulgate rules in connection with the location, spacing, drilling, operation and production of both oil and gas wells, determine the reasonable market demand for oil and gas, and establish allowable rates of production. Such regulatory orders may limit the number of wells or locations at which the Company can drill, or restrict the rate at which the Company's wells produce oil or gas below the rate at which such wells would be produced in the absence of such regulatory orders, with the result that the amount or timing of the Company's revenues could be adversely affected.

    Federal Leases. The Company has oil and gas leases in the Gulf of Mexico, which were granted by the federal government and are administered by the United States Department of the Interior Minerals Management Service (the "MMS"). For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the United States Environmental Protection Agency (the "EPA")), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf ("OCS") to meet stringent engineering, construction and safety specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and recently amended such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. Lessees must also comply with detailed MMS regulations governing the calculation of royalty payments and the valuation of production and permitted costs deductions for that purpose. With respect to any Company operations conducted on offshore federal leases, liability may generally be imposed under the Outer Continental Shelf Lands Act (the "OCSLA") for costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases.

    Since November 26, 1993, new levels of lease and areawide bonds have been required of lessees taking certain actions with regard to OCS leases. Operators in the OCS waters of the Gulf of Mexico, including the Company, have been required to increase their areawide bonds and individual lease bonds to $3 million and $1 million, respectively, unless exemptions or reduced amounts are allowed by the MMS. The Company currently has an areawide pipeline bond of $0.3 million and areawide lease bonds totaling $3.0 million issued in favor of the MMS for its existing offshore properties. The MMS also has discretionary authority to require supplemental bonding in addition to the foregoing required bonding amounts but this authority is only exercised on a case-by-case basis at the time of filing an assignment of record title interest for MMS approval. Based upon certain financial parameters, the Company has been granted exempt status by the MMS, which exempts the Company from the supplemental bonding requirements. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

    The MMS has under consideration proposals to modify the valuation procedures for crude oil transactions. If adopted, these changes would decrease reliance on crude oil posted prices and assign a value to crude oil intended to better reflect market value. The Company cannot predict what action the MMS will take on these matters, nor can it predict at this stage how the Company might be affected by the adoption of such changes.

    Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at negotiated prices. Effective as of January 1, 1995, the Federal Energy Regulatory Commission (the "FERC") implemented regulations establishing an indexing system for transportation rates for oil that could increase the cost of transporting oil to the purchaser. The Company is not able to predict what effect, if any, this order will have, but it may tend to increase transportation costs or reduce wellhead prices for crude oil.

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

    Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B, and 636-C (collectively, "Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas suppliers. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities, although recent price declines for natural gas may, in part, reflect increased competition and more efficient gas transportation resulting from Order No. 636. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. In particular, the FERC has recently begun a broad review of its transportation regulations, including how they operate in conjunction with state proposals for retail gas market restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to its long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts.

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

    The OCSLA requires that all pipelines operating on or across the OCS provide open-access, non-discriminatory service. To date, the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA with respect to interstate pipelines, on gatherers and other entities not subject to the FERC's NGA jurisdiction. The FERC has the authority under the OCSLA to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the OCS. One of the FERC's recently initiated inquiries involves whether it should alter its regulation of pipelines (including gathers) and services on the OCS. The Company cannot predict the outcome of this inquiry or what effect, if any, it may have on the Company. If the FERC were to apply Order No. 509 to gatherers in the OCS, and eliminate the exemption of gathering lines, then these acts could result in a reduction in available pipeline space for existing shippers in the Gulf of Mexico, such as the Company.

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

    The Oil Pollution Act ("OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by OPA.

    OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, OPA requires responsible parties for offshore facilities in federal OCS waters to provide financial assurance in the amount of $35 million to cover potential OPA liabilities. On August 11, 1998, the MMS promulgated a final rule implementing the financial responsibility requirements set forth under the Coast Guard Authorization Act of 1996. This amount can be increased up to $150 million if a formal risk assessment indicates that an amount higher than $35 million should be required based on specific risks posed by the operations or if the worst case oil-spill discharge volume possible at the facility may exceed the applicable threshold volumes specified under the MMS's final rule. The Company does not anticipate that it will experience any difficulty in satisfying the MMS's requirements for demonstrating financial responsibility under OPA.

    The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

     The EPA has indicated that the Company may be potentially responsible for costs and liabilities associated with alleged releases of hazardous substances at one site. See "Item 3. Legal Proceedings-Environmental."

    The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The FWPCA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry to coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's results of operations or financial position. In 1992, the EPA adopted regulations requiring certain oil and gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

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

     Production from the D platform at the Company's South Pelto Block 23 Field accounted for approximately 31% of the Company's total oil and gas production volumes during 1998. During late 1998, production commenced from two wells on the E Platform at the South Pelto Block 23 Field both of which have multiple recompletion opportunities. Production from this field accounted for approximately 40% of the Company's total production during the first two months of 1999.

Employees

    At March 15, 1999, the Company had 103 full time employees. The Company believes that its relationships with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement. From time to time the Company utilizes the services of independent contractors to perform various field and other services.

Forward-Looking Statements

    Certain of the statements under this Item and elsewhere in this Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-K, including without limitation statements under "Item 1. Business", "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding budgeted capital expenditures, increases in oil and gas production, the assessment of the Company's Year 2000 compliance, the Company's outlook on oil and gas prices, the Company's financial position, oil and gas reserve estimates, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 1999 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Risk Factors

    Volatility of Oil and Gas Prices; Marketability of Production. The Company's revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. As evidenced by the decline in oil and natural gas prices since late 1997, prices for oil and natural gas are volatile and are likely to continue to be subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of oil and gas imports and overall economic conditions. From time to time, oil and gas prices have been depressed by excess domestic and imported supplies. It is impossible to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices may adversely affect the Company's financial condition, liquidity and results of operations and may reduce the amount of the Company's oil and natural gas that can be produced economically. Substantially all the Company's sales of oil and natural gas are made in the spot market or pursuant to contracts based on spot market prices and not pursuant to long-term fixed price contracts. Additionally, the Company may have ceiling test write-downs when prices decline. See "-- Ceiling Test Write-downs." With the objective of reducing price risk, the Company may from time to time enter into hedging transactions with respect to a portion of its expected future production. See "-- Risks of Hedging Transactions." There can be no assurance that such hedging transactions will reduce risk or mitigate the effect of any substantial or extended decline in oil or natural gas prices. Any substantial or extended decline in the prices of or demand for oil or natural gas would have a material adverse effect on the Company's financial condition and results of operations.

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

    Uncertainty of Estimates of Oil and Gas Reserves. This Form 10-K contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues therefrom based upon the Company's own estimates or on Reserve
Reports (as defined below) that rely upon various assumptions, including assumptions required by the Commission as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated by the Company or contained in the Reserve Reports. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this Form 10-K. The Company's properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, the

Company's proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices, mechanical difficulties, government regulation and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

     Approximately 17% of the Company's total proved reserves at December 31, 1998 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The Company's reserve data assume that substantial capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See "Item 2. Properties -- Oil and Gas Reserves."

    The present value of future net revenues referred to in this Form 10-K should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. The decline in year-end oil and gas prices reduced the Company's present value of future net revenues. Actual future net cash flows also will be affected by increases in consumption by oil and gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

    Ceiling Test Write-downs. The Company reports its operations using the full cost method of accounting for oil and gas properties. The Company capitalizes the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, the Company must charge the excess to earnings. This is called a "ceiling test write-down." This charge does not impact cash flow from operating activities, but does reduce the Company's shareholders' equity. The risk that the Company will be required to write down the carrying value of its oil and gas properties increases when oil and gas prices are low or volatile. In addition, write-downs may occur if the Company has substantial downward adjustments to its estimated proved reserves. The recent significant declines in oil and gas prices increase the risk that the Company may be required to record a ceiling test write-down. The Company recorded an after-tax write-down of $57.4 million for the year ended December 31, 1998. See "-- Volatility of Oil and Gas Prices; Marketability of Production." No assurance can be given that the Company will not experience ceiling test write-downs in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

    Liquidity. The Company has historically addressed its long-term liquidity needs through the use of bank credit facilities, the issuance of debt and equity securities and the use of cash provided by operating activities. The Company continues to examine alternative sources of long-term capital such as bank borrowings, the issuance of debt, the sale of common or preferred stock and joint venture financing. The availability of these sources of capital will depend upon a number of factors, some of which are beyond the Company's control. These factors include general economic and financial market conditions, oil and natural gas prices and the value and performance of the Company. The Company may be unable to execute its operating strategy if it cannot obtain capital from these sources.

    Substantial Capital Requirements. The Company makes, and will continue to make, substantial expenditures for the development, exploration, acquisition and production of oil and gas reserves. The Company made capital expenditures of $159 million in 1998, $149 million during 1997 and $79 million during 1996. The Company plans to make capital expenditures of $73 million in 1999. Management believes that the cash flow provided by operating activities and borrowings under the bank credit facility will be sufficient to fund planned capital expenditures during

1999. However, if revenues or cash flows from operations decrease as a result of lower oil and natural gas prices, operating difficulties or other factors, many of which are beyond the control of the Company, the Company may be limited in its ability to expend the capital necessary to undertake or complete its drilling program, or it may be forced to raise additional debt or equity proceeds to fund such expenditures. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

    Need for Acquisition and Development of Additional Reserves. The Company's future success, as is generally the case in the industry, depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company acquires additional properties containing proved reserves or conducts successful development and exploitation activities on properties it currently owns, the Company's proved reserves will decline resulting in lower revenues and cash flow from operations. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, title issues and other factors. Such assessments are necessarily inexact and their accuracy is inherently uncertain. In addition, any such assessment will not reveal all existing or potential problems, nor will it permit the Company to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. As a result of the decline in oil and gas prices, the number of properties available for acquisition in the Gulf Coast Basin has increased from one year ago. The increased availability of properties has resulted in a decrease in the prices paid for properties. See "-- Competition and Markets" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company's strategy includes increasing its production and reserves by the implementation of a carefully designed field-wide development plan that is formulated prior to the acquisition of a property. There can be no assurance, however, that the Company's development projects will result in significant additional reserves or that the Company will have success drilling productive wells at economically viable costs. Furthermore, while the Company's revenues may increase if prevailing oil and gas prices increase, the Company's finding costs for additional reserves could also increase. The Company's strategy includes a significant increase in development activities and related capital expenditures due to, among other things, its significant acquisitions in 1996 and 1997.

    Drilling Risks; Operating Delays. Drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost of drilling and completing wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond the Company's control, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions, and shortages or delays in the delivery of equipment. The cost of and the demand for drilling rigs, production equipment and related services are subject to fluctuations in the prevailing prices of oil and natural gas. Therefore, as a result of the recent decline in oil and natural gas prices, the cost of and the demand for these items have declined significantly from 1997 levels. There can be no assurance as to the success of the Company's future drilling activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    Effects of Leverage. As of December 31, 1998, the Company's long-term debt totaled $209.9 million and the Company had $3.6 million of additional available borrowing capacity under its bank credit facility. The borrowing base limitation on the Company's credit facility is periodically re-determined. Upon re-determination, the Company could be forced to repay a portion of its bank debt. There is no assurance that the Company will have sufficient funds to make such repayments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

    Risks of Hedging Transactions. In order to manage its exposure to price risks in the marketing of its oil and gas, the Company has in the past and expects to continue to enter into oil and gas price hedging arrangements with respect to a portion of its expected production. The Company's hedging policy provides that, without the prior approval of the Board of Directors, generally not more than 50% of its production quantities can be hedged, and that any such hedges shall not be longer than one year in duration. These arrangements may include futures contracts on the New York Mercantile Exchange ("NYMEX"). While intended to reduce the effects of volatile oil and gas prices, such transactions may limit potential gains by the Company if oil and gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose the Company to the risk of financial loss in certain circumstances, including instances in which (i) production is less than expected, (ii) there is a widening of price differentials between delivery points for the Company's production and the delivery point assumed in the hedge arrangement, (iii) the counterparties to the Company's future contracts fail to perform the contract or (iv) a sudden, unexpected event materially impacts oil or gas prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

    Conflicts of Interest. James H. Stone, the Company's Chairman of the Board and Chief Executive Officer, and Joe R. Klutts, the Company's Vice Chairman of the Board, collectively own 9% of the working interest in the Weeks Island
Field. These interests were acquired at the same time as the Company's predecessor acquired its interest in the Weeks Island Field. In their capacity as working interest owners, they are required to pay their proportional share of all costs and are entitled to receive their proportional share of revenues. In addition, certain officers of the Company were granted net profits interests in certain of the oil and gas properties of the Company acquired prior to the Company's initial public offering in 1993. The recipients of the net profits interests are not required to pay capital costs incurred on the properties burdened by such interests. Therefore, a conflict of interest may exist between the Company and such employees and officers with respect to the drilling of additional wells or other development operations. The Company and James H. Stone also continue to manage programs formed prior to 1993, and James H. Stone continues to individually participate in various oil and gas operations and ventures. It is possible, as a result of these activities, that conflicts of interest could arise.

    Control by Management. Executive officers and directors of the Company beneficially own approximately 26% of the outstanding Common Stock of the Company (the "Common Stock"). This percentage ownership is based on the number of shares of Common Stock outstanding at March 15, 1999 and the beneficial ownership of such persons at such date. As a result, these persons may be in a position to control the Company through their ability to determine the outcome of elections of the Company's directors and certain other matters requiring the vote or consent of the Company's stockholders.

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

ITEM 2.  PROPERTIES

    The Company has grown principally through the acquisition and subsequent development and exploitation of properties purchased from major oil companies. The Company's proved oil and gas reserves at December 31, 1998 were attributable to 15 properties, nine of which are in the Gulf of Mexico offshore Louisiana, and six of which are onshore Louisiana. The Company currently manages four partnerships formed prior to its Initial Public Offering, and less than 5% of the Company's assets are owned through these entities.

Oil and Gas Reserves

    The following table sets forth estimated net proved oil and gas reserves of the Company and the present value of estimated future pre-tax net cash flows related to such reserves as of December 31, 1998. Net revenue and net cash flow amounts include the effects of hedging contracts. All information in this Form 10-K relating to estimated oil and gas reserves and the estimated future net cash flows attributable thereto is based upon the reserve reports (the "Reserve Reports") prepared by Atwater Consultants, Ltd. and Cawley, Gillespie & Associates, Inc., both independent petroleum engineers, as of December 31, 1998. Using the information contained in the Reserve Reports, the average product prices for all of the Company's properties were $10.68 per Bbl of oil and $1.93 per Mcf of gas. All product pricing and cost estimates used in the Reserve Reports are in accordance with the rules and regulations of the Securities and Exchange Commission, and, except as otherwise indicated, the reported amounts give no effect to federal or state income taxes otherwise attributable to estimated future cash flows from the sale of oil and gas. The present value of estimated future net cash flows has been calculated using a discount factor of 10%.


                                                           Proved                   Proved                   Total
                                                          Developed              Undeveloped                Proved
                                                       ---------------         ----------------         ---------------
                                                                            (Dollars in thousands)
Oil (MBbls)..........................................           15,242                    3,234                  18,476
Gas (MMcf)...........................................          200,973                   42,297                 243,270
Total oil and gas (MMcfe)............................          292,425                   61,701                 354,126
Estimated future net revenues before
    income taxes.....................................         $555,396                 $114,965                $670,361
Present value of estimated future
    pre-tax net cash flows...........................         $267,560                  $18,538                $286,098



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


                                                                             Year Ended December 31,
                                                              ------------------------------------------------------
                                                                   1998                 1997               1996
                                                              ---------------     ----------------     -------------
                                                                                   (In thousands)
        Acquisition costs....................................         $17,748              $43,791           $26,650
        Development costs....................................          54,889               43,762            24,090
        Exploratory costs....................................          81,765               57,770            26,339
                                                              ---------------     ----------------     -------------
          Subtotal...........................................         154,402              145,323            77,079
        Capitalized general and administrative costs and
          interest, net of fees and reimbursements...........           4,480                3,457             2,325
                                                              ---------------     ----------------     -------------
        Total costs incurred.................................        $158,882             $148,780           $79,404
                                                              ===============     ================     =============


    Productive Well and Acreage Data. The following table sets forth certain statistics for the Company regarding the number of productive wells and developed and undeveloped acreage as of December 31, 1998.


                                                   Gross                Net
                                              -------------       --------------
Productive Wells:
    Oil  (1).............................          50.00                38.40
    Gas (2)..............................          60.00                44.98
                                              -------------       --------------
        Total............................         110.00                83.38
                                              =============       ==============
Developed Acres:
    Onshore Louisiana.....................       2,433.43             2,122.45
    Offshore Louisiana....................       9,170.31             6,303.17
                                              -------------       --------------
        Total.............................      11,603.74             8,425.62
                                              =============       ==============
Undeveloped Acres (3):
    Onshore Louisiana.....................      15,608.82            13,116.91
    Offshore Louisiana....................      52,296.94            36,642.77
                                              -------------       --------------
        Total.............................      67,905.76            49,759.68
                                              =============       ==============

(1)     4 gross wells each have dual completions.
(2)     10 gross wells each have dual completions.
(3) Leases covering approximately 1% of the Company's undeveloped acreage will expire in 1999, 1% in 2000, 8% in 2001, 0% in 2002 and 1% in 2003.
        Leases covering the remainder of the Company's undeveloped gross acreage (89%) are held by production.

     Drilling Activity. The following table sets forth the Company's drilling activity for the periods indicated.



                                                                         Year Ended December 31,
                                       -------------------------------------------------------------------------------------------
                                                 1998                            1997                             1996
                                       -------------------------      --------------------------       ---------------------------
                                         Gross            Net           Gross            Net             Gross             Net
                                       ---------       ---------      ----------      ----------       ---------       -----------
Exploratory Wells:
    Productive..................           10.00            8.68           10.00            8.70            4.00              3.73
    Nonproductive...............            4.00            3.35               -               -            3.00              2.75
Development Wells:
    Productive..................            6.00            5.48            2.00            1.26            5.00              4.50
    Nonproductive...............            1.00            0.98               -               -            1.00              0.76



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

ITEM 3.  LEGAL PROCEEDINGS

Environmental

    In August 1989, the Company was advised by the EPA that it believed the Company to be a potentially responsible party (a "PRP") for the cleanup of an oil field waste disposal facility located near Abbeville, Louisiana, which was included on CERCLA's National Priority List (the "Superfund List") by the EPA in March 1989. Although the Company did not dispose of wastes or salt water at this site, the EPA contends that transporters of salt water may have rinsed their trucks' tanks at this site. By letter dated December 9, 1998, the EPA made demand for approximately $4 million of cleanup costs on 23 of the PRP's, including the Company, that had not previously settled with the EPA. Given the number of PRP's at this site, management does not believe that any liability for this site would materially adversely affect the financial condition of the Company.

Other Proceedings

    On March 5, 1999, the Company was served with a petition filed by Goodrich Leasehold, L.L.C., in Civil Action No. 1999-06999, 333rd Judicial District Court, Harris County, Texas, alleging that a 1985 mineral lease rather than a 1942 mineral lease covers approximately 8.421 productive acres in the West Weeks Island Field, Iberia Parish, Louisiana. The Plaintiff seeks declaratory relief, payment of an overriding royalty interest, and payment of an additional working interest, said amounts to be determined at trial. The Company believes that plaintiff's position is mistaken, and the Company intends to defend this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding the names and ages of (as of March 15, 1999) and positions held by each of the Company's executive officers. The Company's executive officers serve at the discretion of the Board of Directors.


   Name                        Age                          Position
  ------                       ---                          --------
James H. Stone.........         73                 Chairman of the Board
                                                     and Chief Executive Officer
Joe R. Klutts..........         64                 Vice Chairman of the Board
D. Peter Canty.........         52                 President, Chief Operating
                                                     Officer and Director
Michael L. Finch.......         43                 Executive Vice President,
                                                     Chief Financial Officer
                                                     and Director
Phillip T. Lalande.....         49                 Vice President - Engineering
James H. Prince........         56                 Vice President, Chief
                                                     Accounting Officer and
                                                     Controller
Andrew L. Gates, III....        51                 Vice President - Legal,
                                                     Secretary and General
                                                     Counsel
E. J. Louviere..........        50                 Vice President - Land
Craig L. Glassinger.....        51                 Vice President - Acquisitions


    The following biographies describe the business experience of the executive officers of the Company for at least the past five years. The Company was formed in March 1993 to become a holding company for The Stone Petroleum Corporation ("TSPC") and its subsidiaries.

     James H. Stone has served as Chairman of the Board and Chief Executive Officer of the Company since March 1993, and as Chairman of the Board of TSPC since 1981 and served as President of TSPC from September 1992 to July 1993. Mr. Stone is currently a director of Newpark Resources, Inc. and is a member of the Advisory Committee of the St. Louis Rams Football Company.

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


                                                  High                  Low
                                              -------------        -------------
    1997
        First Quarter....................         $29 1/4              $22
        Second Quarter...................          29 3/8               22 3/4
        Third Quarter....................          34 1/2               25 1/16
        Fourth Quarter...................          37                   28 9/16
    1998
        First Quarter....................         $39 3/8              $28 9/16
        Second Quarter...................          40 3/16              31
        Third Quarter....................          36 5/16              20 1/16
        Fourth Quarter...................          36 7/8               25 3/4

    1999
        First Quarter
          (through March 15, 1999).......         $30 1/4              $22 3/4

    On March 15, 1999, the last reported sales price on the New York Stock Exchange Composite Tape was $29.75 per share. As of that date there were approximately 179 holders of record of the Common Stock.

Dividend Restrictions

    The Company has not in the past, and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain earnings, if any, for the future operation and development of its business. The restrictions on the Company's present or future ability to pay dividends are included in the provision of the Delaware General Corporation Law and in certain restrictive provisions in the Indenture executed in connection with the Company's 8-3/4% Senior Subordinated Notes due 2007. In addition, the Company has entered into a credit facility that contains provisions that may have the effect of limiting or prohibiting the payment of dividends. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

                    Selected Historical Financial Information
                    (In thousands, except per share amounts)

     The following table sets forth a summary of selected historical financial information for the five years ended December 31, 1998 for the Company. This information is derived from the consolidated financial statements of the Company and the notes thereto. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."


                                                                                Year Ended December 31,
                                                                 -------------------------------------------------------


                                                                  1998         1997       1996        1995        1994
                                                                 -------     --------    -------     -------     -------
Statement of Operations Data:
    Operating revenues:
      Oil production revenue...............................      $38,527     $31,082     $27,788     $24,775     $18,482
      Gas production revenue...............................       76,070      37,997      28,051      13,918      12,697
      Other revenue........................................        2,023       1,908       2,126       1,858       1,708
                                                                 -------      ------      ------      ------      ------
        Total revenues.....................................      116,620      70,987      57,965      40,551      32,887
                                                                 -------      ------      ------      ------      ------
    Expenses:
      Normal lease operating expenses......................       18,042      10,123       8,625       6,294       5,312
      Major maintenance expenses...........................        1,278       1,844         427         446       1,834
      Production taxes.....................................        2,083       2,215       3,399       3,057       2,303
      Depreciation, depletion and amortization.............       68,187      28,739      19,564      15,719      11,569
      Write-down of oil and gas properties.................       89,135           -           -           -           -
      Interest expense.....................................       12,950       4,916       3,574       2,191         982
      General and administrative costs.....................        4,293       3,903       3,509       3,298       3,099
      Incentive compensation plan..........................          763         833         928          85       1,358
                                                                 -------      ------      ------      ------      ------
        Total expenses.....................................      196,731      52,573      40,026      31,090      26,457
                                                                 -------      ------      ------      ------      ------
    Net income (loss) before income taxes............           (80,111)      18,414      17,939       9,461       6,430
                                                                 -------      ------      ------      ------      ------
    Income tax provision (benefit):
      Current..............................................            -           -         208         131           -
      Deferred.............................................     (28,480)       6,495       6,698       3,514       2,410
                                                                --------      ------     -------      ------      ------
        Total income taxes.................................     (28,480)       6,495       6,906       3,645       2,410
                                                                --------      ------     -------      ------      ------
    Net income (loss)......................................    ($51,631)     $11,919     $11,033      $5,816      $4,020
                                                               =========     =======     =======      ======      ======

    Earnings and dividends per common share:
      Basic net income (loss) per common share ............      ($3.43)       $0.79       $0.90       $0.49       $0.34
                                                                 =======       =====       =====       =====       =====
      Diluted net income (loss) per common share ..........      ($3.43)       $0.78       $0.90       $0.49       $0.34
                                                                 =======       =====       =====       =====       =====
      Cash dividends declared..............................            -           -           -           -           -

Cash Flow Data:
    Net cash provided by operating
      activities (before working capital changes)..........      $77,211     $47,153     $37,295     $25,049     $17,911
    Net cash provided by operating
      activities...........................................       85,633      32,679      32,751      27,650       9,609

Balance Sheet Data (at end of period):
    Working capital .......................................       $9,884      $8,328      $6,683      $5,379      $4,437
    Oil and gas properties, net............................      293,824     291,420     171,396     111,248      81,291
    Total assets ..........................................      366,390     354,144     209,406     139,460     109,956
    Long-term debt, less current portion...................      209,936     132,024      26,172      47,754      22,725
    Stockholders' equity ..................................      105,332     156,637     144,441      66,927      61,045


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is intended to assist in understanding the Company's financial position and results of operations for each year of the three-year period ended December 31, 1998. The Company's financial statements and the notes thereto contain detailed information that should be referred to in conjunction with the following discussion. See "Item 8. Financial Statements and Supplementary Data."

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

Operating Environment

      The Company's revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Beginning in late 1997 and continuing throughout 1998, the oil and gas industry has experienced a trend of declines in natural gas and crude oil prices. The decline in natural gas prices have been attributable to milder-than-normal weather conditions resulting in excess domestic supplies, while oil prices have declined because of higher world supplies coupled with an anticipated decrease in demand resulting from the overall outlook of the global economy.

    Although the Company operates with relatively high margins, its capital expenditures budget for 1999 has been adjusted in response to the current price environment. Currently, the Company has budgeted capital expenditures totaling $73.3 million for 1999. The Company believes that it will be able to finance its budgeted 1999 operations with cash flow from operations and available borrowings under its bank credit facility. However, decreases in product prices or production rates below budgeted levels may require the Company to reduce its 1999 expenditures or secure additional sources of capital. Because a substantial portion of the Company's acreage is held by production, a decision to curtail the 1999 capital expenditures budget would not result in a loss of future drilling opportunities on its properties.

    The demand for drilling rigs and related products and services decreased during 1998, and the current costs associated with these items are significantly lower than the costs during the first half of 1998. The decline in the costs of drilling-related products and services has partially offset the effect of lower product prices and should enable the Company to complete its 1999 budgeted operations and development activities with substantially less capital than would have been required one year ago.

    The decline in product prices has also resulted in an increase in the number of properties available for acquisition in the Gulf Coast Basin. This trend should provide the Company with greater opportunities to acquire properties that fit its specific acquisition profile. The Company would have to seek additional sources of capital or revise its 1999 budget to accommodate the additional costs to finance any acquisitions during 1999.

    At present, the Company does not expect that changes in the rates of overall economic growth or inflation will significantly impact product prices in the short-term. Furthermore, because most of the factors that affect the prices that the Company receives for its production are beyond its control, the Company's marketing efforts are devoted to achieving the best price available in each geographic location and entering into a limited amount of fixed price sales and hedging transactions to take advantage of short-term prices it believes to be attractive.

Results of Operations

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company and summary information with respect to the Company's estimated proved oil and gas reserves. See "Item 2. Properties- Oil and Gas Reserves."

                                                                                  Year Ended December 31,
                                                                   -----------------------------------------------------
                                                                        1998               1997                1996
                                                                   --------------      -------------       -------------
Production:
    Oil (MBbls)...................................................          2,876              1,585               1,356
    Gas (MMcf)....................................................         33,281             14,183              11,331
    Oil and gas (MMcfe)...........................................         50,537             23,693              19,467

Average sales prices:
    Oil (per Bbl).................................................         $13.40             $19.61              $20.49
    Gas (per Mcf).................................................           2.29               2.68                2.48
    Per Mcfe......................................................           2.27               2.92                2.87

Average costs (per Mcfe):
    Normal operating costs........................................          $0.36              $0.43               $0.44
    General and administrative....................................           0.08               0.16                0.18
    Depreciation, depletion and amortization......................           1.33               1.19                0.99

Reserves at December 31:
    Oil (MBbls)...................................................         18,476             17,763              12,772
    Gas (MMcf)....................................................        243,270            189,239             144,316
    Oil and gas (MMcfe)...........................................        354,126            295,817             220,948
    Present value of estimated pre-tax future
      net cash flows (in thousands)...............................       $286,098           $368,930            $443,361


    1998 Compared to 1997. The Company recognized a net loss for the year ended December 31, 1998 totaling $51.6 million, or $3.43 per share, as compared to 1997 net income of $11.9 million, or $0.78 per share. The 1998 results include an after-tax, non-cash ceiling test write-down of $57.4 million or $3.82 per share.

    During December 1997, the Company initiated production from the D Platform at its South Pelto Block 23 Field. Production from this structure, together with increases in production at a number of the Company's other fields, generated record levels of production volumes during 1998. Production volumes during 1998 increased 113%, on a Mcfe basis, over the previous record 1997 production levels. Production volumes of both oil and gas during 1998, compared to 1997, rose 81% and 135%, respectively, totaling 2.9 MMBbls of oil and 33.3 Bcf of gas. Despite a 22% decrease in the average received price per Mcfe, the Company's growth in production volumes during 1998 resulted in oil and gas revenues rising to $114.6 million, a 66% increase from 1997 oil and gas revenues of $69.1 million. The average prices received, net of the effects of hedging contracts, for the Company's production during 1998 were $13.40 per barrel of oil and $2.29 per Mcf of gas, as compared to $19.61 per barrel and $2.68 per Mcf during 1997.

    Normal operating costs increased during 1998 to $18.0 million compared to $10.1 million in 1997. The increase was attributable to an increase in the number of properties and significantly higher production rates. However, on a unit basis, these costs declined 16% during 1998 to $0.36 per Mcfe from $0.43 per Mcfe in 1997.

    Total depreciation, depletion and amortization ("DD&A") expense attributable to oil and gas properties increased during 1998 because of higher production rates, increased investment in the properties and lower quarter-end prices. DD&A on oil and gas properties increased to $67.3 million or $1.33 per Mcfe in 1998 from $28.1 million or $1.19 per Mcfe in 1997.

    The Company follows the full cost method of accounting for its oil and gas properties. Securities and Exchange Commission regulations require that companies using full cost accounting value their proved year-end reserves based on oil and gas prices in effect at December 31. As a result of the low oil and gas price environment at year-end 1998, during the fourth quarter the Company recognized a ceiling test write-down of its oil and gas properties totaling $89.1 million, which on an after-tax basis was $57.4 million. The Company anticipates that the write-down will provide a positive impact on future earnings resulting from lower future unit depreciation expense.

    To finance a portion of its 1998 capital expenditures budget, the Company increased its borrowings under its bank credit facility during 1998. As a result of these borrowings and the bond offering closed in September 1997, interest expense increased to $13.0 million during 1998, compared to $4.9 million in 1997. Because of the continued increase in the Company's level of operations during 1998, general and administrative costs increased in total to $4.3 million. However, on a unit basis, general and administrative costs declined 50% to $0.08 per Mcfe, compared with $0.16 per Mcfe in 1997.

    At December 31, 1998, the Company's reserves totaled 354.1 Bcfe, a 20% increase from December 31, 1997 reserves of 295.8 Bcfe. Oil reserves increased to 18.5 MMBbls at the end of 1998 from 17.8 MMBbls at the beginning of the year, and gas reserves grew to 243.3 Bcf at December 31, 1998 compared to 189.2 Bcf at year-end 1997. As a result of the decline in oil and gas prices, the estimated discounted cash flows from the Company's proved reserves declined 22% from 1997.

    1997 Compared to 1996. Net income for the year ended December 31, 1997 totaled $11.9 million, an increase of 8.0% from 1996 net income of $11.0 million. However, because of the secondary public offering of the Company's common stock in late-1996 which issued approximately 3.2 million shares, the Company's earnings on a per share basis during 1997 declined to $0.78 per share, compared to $0.90 per share during 1996.

    During 1997, the Company implemented a significantly expanded capital expenditures program. As a result of the success of this program, the Company experienced a 22% increase in production volumes, on a Mcfe basis, over 1996 production levels. Production volumes of both oil and gas during 1997, compared to 1996, rose 17% and 25%, respectively, totaling 1.6 MMBbls of oil and 14.2 Bcf of gas. This growth in production volumes resulted in 1997 oil and gas revenues rising to $69.1 million, a 24% increase from 1996 oil and gas revenues of $55.8 million. The average prices received for oil and gas during 1997 were $19.61 per barrel and $2.68 per Mcf as compared to $20.49 per barrel and $2.48 per Mcf during 1996.

    Normal operating costs increased during 1997 to $10.1 million compared to $8.6 million in 1996. The increase was attributable to property acquisitions, higher production rates, as well as generally higher costs of services during 1997. However, on a unit basis, these costs declined during 1997 to $0.43 per Mcfe from $0.44 per Mcfe in 1996.

    Major maintenance expenses during 1997 totaled $1.8 million compared to $0.4 million during 1996. The increase was due to one major, non-recurring workover project during 1997 which cost $1.2 million.

    DD&A expense attributable to oil and gas properties increased during 1997 because of higher production rates and increased investment in the properties. DD&A increased to $28.1 million or $1.19 per Mcfe in 1997 from $19.3 million or $0.99 per Mcfe in 1996.

    During 1997, the Company borrowed funds pursuant to its bank credit facility and completed a $100 million public offering of its 8-3/4% Senior Subordinated Notes to finance a portion of its 1997 capital expenditures program. As a result, interest expense increased to $4.9 million during 1997 compared to $3.6 million in 1996. Because of the overall increase in the Company's operations during 1997, general and administrative costs increased in total to $3.9 million. However, on a unit basis, general and administrative costs declined to $0.16 per Mcfe, compared with $0.18 per Mcfe in 1996.

    In addition to increasing production volumes, the 1997 capital expenditures program also increased the Company's year-end 1997 reserve levels. At December 31, 1997, the Company's reserves totaled 295.8 Bcfe, a 34% increase from December 31, 1996 reserves of 220.9 Bcfe. Oil reserves increased to 17.8 MMBbls at the end of 1997 from 12.8 MMBbls at the beginning of the year, and gas reserves grew to 189.2 Bcf at December 31, 1997 compared to 144.3 Bcf at year-end 1996.

    Pre-tax income increased to $18.4 million in 1997 from $17.9 million in 1996. The 1997 tax provision, however, decreased to $6.5 million from $6.9 million in 1996 because of an adjustment to the Company's annual tax rate during 1997.


Liquidity and Capital Resources

      Working Capital and Cash Flow. The increase in the Company's production volumes during 1998 and 1997 has resulted in considerable growth in the cash flow from the Company's operations. Net cash flow from operations before working capital changes for 1998 was $77.2 million, which represents a 64% increase from the 1997 amount of $47.2 million. On a per share basis, net cash flow from operations before working capital changes was $5.12 per share in 1998 as compared to $3.10 per share in 1997. Based upon the Company's outlook for 1999 product prices, production rates and drilling costs, the Company believes that its cash flow from operations, combined with the available borrowings under its bank credit facility and its working capital of $9.9 million at year-end 1998, will be sufficient to fund its 1999 capital expenditures budget. However, a further significant decline in product prices may require the Company to reduce its 1999 capital expenditures budget or secure additional sources of capital.

    During 1998, the Company invested $158.9 million in its oil and gas properties, which included $4.5 million of net capitalized general and administrative and interest costs. These investments were financed from cash flow from operations and borrowings under the Company's bank credit facility. As a result of these investments, the Company's average net daily production rates for the first two months of 1999 increased approximately 20% from the net daily rates achieved during the twelve month period of 1998.

    The Company's production is sold on month-to-month contracts at prevailing prices. From time to time, however, the Company has entered into hedging transactions or fixed price sales contracts for its oil and gas production. The primary objective of these transactions is to reduce the Company's exposure to future oil and gas price declines during the term of the hedge. This hedging policy provides that, unless prices change by more than 25%, not more than one-half of the Company's production quantities can be hedged without the consent of the Company's Board of Directors. Such swap agreements typically provide for monthly payments by (if prices rise) or to (if prices decline) the Company based on the difference between the strike price and the average closing price of the near month NYMEX futures contract for each month of the agreement. Because its properties are located in the Gulf Coast Basin, the Company believes that fluctuations in the NYMEX futures prices will closely match changes in the market prices for its production.

       During 1998, the Company realized a net gain from its hedging transactions of $4.3 million. Swap contracts totaled 144 MBbls of oil and 9,580 BBtus of gas, which represented approximately 5% and 30%, respectively, of the Company's oil and gas production for the year. As of March 15, 1999, the Company had hedged gas prices for the applicable periods, quantities and average prices as follows:


                                                          Gas
                                           -------------------------------------
                                                Volumes                Price
               Period                           (BBtus)              ($/MMBtu)
                                           ---------------       ---------------
First quarter 1999...................            3,600                 $2.535
Second quarter 1999..................            3,640                  2.195
Third quarter 1999...................            3,680                  2.177


    The Company's net loss from hedging transactions for 1997 was $0.6 million. Swap contracts totaled 237.7 MBbls of oil and 4,395 BBtus of gas, which represented 15% and 33%, respectively, of the Company's oil and gas production for the year.

    Historical Financing Sources. Since the Company's Initial Public Offering in July 1993, the Company has financed its activities primarily with both debt and equity offering proceeds, cash flow from operations and borrowings under its bank credit facility.

    In November 1995, the Company executed a term loan agreement with Bank One in the original principal amount of $3.3 million for the purchase of the RiverStone office building, the majority of which is used by the Company for its Lafayette office. The loan has a five year term bearing interest at a rate of 7.45% over the entire term of the loan. Principal and interest are payable monthly and are based upon a 20 year amortization period. The indebtedness under the agreement is collateralized by the building. This loan agreement contains covenants and restrictions that are similar to the NationsBank credit facility, as described below.

    In September 1997, the Company completed an offering of $100 million principal amount of its 8-3/4% Senior Subordinated Notes (the "Notes") due September 15, 2007 with interest payable semiannually commencing March 15, 1998. There are no sinking fund requirements on the Notes and they are redeemable at the option of the Company, in whole or in part, at 104.375% of their principal amount beginning September 15, 2002, and thereafter at prices declining annually to 100% on and after September 15, 2005. Provisions of the Notes include, without limitation, restrictions on liens, indebtedness, asset sales and other restricted payments.

    In March 1998, the Company and its bank group increased the Company's credit facility to $150 million, increased the borrowing base under the revolving credit loan (the "Revolver") from $55 million to $120 million and extended the term of the Revolver by one year to July 30, 2001. Interest under the Revolver is payable quarterly and at December 31, 1998, the weighted average interest rate of the facility was 6.9% per annum, the total outstanding principal balance was $107 million and letters of credit totaling $9.4 million had been issued pursuant to the facility. The borrowing base limitation, which is re-determined periodically, is based on a borrowing base amount established by the bank group for the Company's oil and gas properties.

    The Company's credit facility provides for certain covenants, including restrictions or requirements with respect to working capital, net worth, disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. The banks waived the Company's tangible net worth requirement through December 31, 1999. Such covenants may result in the limitation or prohibition of the payment of cash dividends by the Company.

      Long-Term Financing. The Company's 1999 capital expenditures budget totals $73.3 million. Initially, the development budget has been allocated to the Company's existing property base and is expected to be funded by a combination of cash flow from operations and borrowings available under its bank credit facility. A number of proposals for property acquisitions are currently outstanding and evaluations of a number of other properties for potential purchase or joint venture are continuing, although no offers have been accepted and no future acquisitions can be assured. To finance future acquisitions or development activities beyond its current plans, the Company may have to seek additional sources of capital or revise its 1999 capital expenditures budget to accommodate the additional costs. In addition to the public debt and equity markets, the Company would also consider new private financing sources and joint venture or partnership structures to fund such additional investments.

      Regulatory and Litigation Issues. The Company is named as a defendant in certain lawsuits and is a party to certain regulatory proceedings arising in the ordinary course of business. The regulatory proceedings include one instance in which the EPA has indicated that it believes that the Company is a PRP for the cleanup of oil field waste facilities. Management does not expect these matters, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

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

      Year 2000 Compliance. The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates from and after January 1, 2000 without critical systems failure. During 1998, the Company's executive management and Board of Directors implemented a program to identify, evaluate and address the Company's Y2K risks to ensure that its Information Technology ("IT") Systems and Non-IT Systems will be Y2K compliant. The Company, with the assistance of outside consultants, completed the evaluation of its IT Systems for Y2K compliance during the first quarter of 1999. As a result, the Company's non-compliant IT Systems are currently being replaced or modified to Y2K compliant systems.

    Regarding the Company's Non-IT Systems, which primarily consist of systems with embedded technology, the Company has completed its preliminary assessment of all date-sensitive components. Based upon this assessment, the Company has determined there will be minimal modification required to become Y2K compliant. The Company will replace or modify all non-compliant Non-IT Systems as necessary. Costs incurred as of December 31, 1998, and estimated remaining costs related to Y2K compliance totals approximately $15,000. The Company does not separately track internal payroll costs incurred for employees involved in the Y2K compliance effort.

    Based on preliminary risk assessments, the Company believes the most likely Y2K related failure would be a temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on the Company's financial condition or results of operations. As part of its assessment of the Y2K risk associated with third parties' systems, the Company has contacted its material suppliers and customers to determine their level of Y2K compliance. The Company expects to complete its assessment by the end of the second quarter of 1999. While the Company believes that the probability of the occurance of a disruption is low, the Company will develop specific contingency plans to address certain risk areas, as needed, beginning in the second quarter of 1999. There can be no assurance that the Company will not be materially adversely affected by Y2K problems or related costs.

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

     Full Cost Method. The Company uses the full cost method of accounting for its oil and gas properties. Under this method, all acquisition and development costs, including certain related employee costs and general and administrative costs (less any reimbursements for such costs) incurred for the purpose of acquiring and finding oil and gas are capitalized. The net employee, general and administrative costs that were capitalized were $4.5 million, $3.5 million and $2.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company amortizes its investment in oil and gas properties using the future gross revenue method.

    Deferred Income Taxes. Deferred income taxes have been determined in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." TSPC recorded a deferred tax asset on January 1, 1992, based on the estimated value to be derived from the utilization of the tax attribute carryovers of TSPC and its subsidiaries. As of December 31, 1998, the Company had a deferred tax asset of $9.8 million which was calculated based on management's determination that it is more likely than not that the Company will have sufficient taxable income in future years to utilize certain tax attribute carryforwards. The achievement of these levels of taxable income, however, is subject to a number of factors beyond the control of the Company.

ITEM 7A.  DISCLOSURES REGARDING MARKET RISKS

      The Company's revenues are derived from the sale of its crude oil and natural gas production. From time to time, the Company has entered into hedging transactions which lock in for specified periods the prices the Company will receive for the production volumes to which the hedge relates. The hedges reduce the Company's exposure on the hedged volumes to decreases in commodities prices and limit the benefit the Company might otherwise have received from any increases in commodities prices on the hedged volumes.

    Based on projected annual sales volumes for 1999, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $9.4 million impact on the Company's annual revenues. The hypothetical impact of the decline in oil and gas prices is net of the incremental gain that would be realized upon a decline in prices by the gas hedging contracts in place as of March 15, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information concerning this Item begins on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

    None.

                                    PART III

    For information concerning Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions, see the definitive Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 11, 1999, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference. For information concerning Item 10, see Part I
- Item 4A. Executive Officers of Registrant.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:

    The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included on pages F-1 through F-21 of this Form 10-K.

    Report of Independent Public Accountants

    Consolidated Balance Sheet as of December 31, 1998 and 1997

    Consolidated Statement of Operations for the three years in the period ended
       December 31, 1998

    Consolidated Statement of Cash Flows for the three years in the period ended
       December 31, 1998

    Consolidated Statement of Changes in Equity for the three years in the period ended December 31, 1998

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
               Exhibit 3.2 to the Registrant's Registration Statement on
               Form S-1 (Registration No. 33-62362)).

     4.1   --  Rights Agreement,  with exhibits A, B and C thereto,  dated as
               of  October  15,  1998,   between  the  Company  and  ChaseMellon
               Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A (Registration No. 001-12074)).

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
               D. Peter Canty and James H. Prince (incorporated by reference to
               Exhibit 10.9 to the Registrant's Registration Statement on
               Form S-1(Registration No. 33-62362)).

   +10.4   --  Stone Energy Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration
               Statement on Form S-1 (Registration No. 33-62362)).

   +10.5   --  Stone Energy  Corporation  Annual Incentive  Compensation Plan
               (incorporated  by reference to Exhibit 10.14 to the  Registrant's
               Annual  Report on Form 10-K for the year ended  December 31, 1993
               (File No.011-12074)).

    10.6   --  Third Amended and Restated Credit Agreement between the
               Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as Agent, dated as of July 30, 1997 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-12074)).

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

   +10.9   --  Stone Energy  Corporation  1993 Stock Option Plan,  As Amended
               and Restated Effective as of May 15, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.
               001-12074)).

   10.10   --  First Amendment and Restatement of the Third Amended and Restated
               Credit Agreement between the Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as Agent, dated as of March 31, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001-12074)).

    21.1   --  Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 011-12074 )).

   *23.1   --  Consent of Arthur Andersen LLP.

   *23.2   --  Consent of Atwater Consultants, Ltd.

   *23.3   --  Consent of Cawley, Gillespie & Associates, Inc.

   *27.1   --  Financial Data Schedule

------------
     * Filed herewith.
     + Identifies management contracts and compensatory plans or arrangements.

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K under Items 5 and 7 dated October 15, 1998 regarding the adoption of a Stockholder Rights Plan and the Bylaw Amendments related thereto.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lafayette, State of Louisiana, on the 24th day of March, 1999.

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


            Signature                        Title                     Date
         ---------------                 ------------                --------

       /s/ JAMES H. STONE        Chief Executive Officer and      March 24, 1999
   --------------------------      Chairman of the Board
           James H. Stone         (Principal Executive Officer)

       /s/ D. PETER CANTY        President, Chief Operating       March 24, 1999
   --------------------------       Officer and Director
           D. Peter Canty

       /s/ MICHAEL L. FINCH      Executive Vice President, Chief  March 24, 1999
   --------------------------       Financial Officer and Director
           Michael L. Finch       (Principal Financial Officer)

       /s/ JAMES H. PRINCE       Vice President, Chief Accounting March 24, 1999
   --------------------------       Officer and Controller
           James H. Prince        (Principal Accounting Officer)

       /s/ JOE R. KLUTTS         Director and Vice Chairman of    March 24, 1999
   --------------------------       the Board
           Joe R. Klutts

      /s/ DAVID R. VOELKER       Director                         March 24, 1999
   --------------------------
          David R. Voelker

      /s/ JOHN P. LABORDE        Director                         March 24, 1999
   --------------------------
          John P. Laborde

      /s/ ROBERT A. BERNHARD     Director                         March 24, 1999
   --------------------------
          Robert A. Bernhard

      /s/ RAYMOND B. GARY        Director                         March 24, 1999
   --------------------------
          Raymond B. Gary

      /s/ B.J. DUPLANTIS         Director                         March 24, 1999
   --------------------------
          B.J. Duplantis

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants................................     F-2

Consolidated Balance Sheet of Stone Energy Corporation as of
   December 31, 1998 and 1997...........................................     F-3

Consolidated Statement of Operations of Stone Energy Corporation
   for the years ended December 31, 1998, 1997 and 1996.................     F-4

Consolidated Statement of Cash Flows of Stone Energy Corporation
   for the years ended December 31, 1998, 1997 and 1996.................     F-5

Consolidated Statement of Changes in Equity of Stone Energy Corporation
   for the years ended December 31, 1998, 1997 and 1996.................     F-6

Notes to Consolidated Financial Statements..............................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of
Stone Energy Corporation:


We have audited the accompanying consolidated balance sheets of Stone Energy Corporation (a Delaware corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Energy Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                    ARTHUR ANDERSEN LLP

New Orleans, Louisiana
March 2, 1999




                                              STONE ENERGY CORPORATION
                                             CONSOLIDATED BALANCE SHEET


                               (Dollar amounts in thousands, except per share amounts)


                                                                                                 December 31,
                                                                                    -----------------------------------
                                      ASSETS                                            1998                   1997
                                      ------                                        ------------           ------------
Current assets:
    Cash and cash equivalents......................................................       $10,550               $10,304
    Marketable securities, at market...............................................        16,853                19,940
    Accounts receivable............................................................        26,486                22,202
    Unbilled accounts receivable...................................................           317                   529
    Other current assets...........................................................           184                   176
                                                                                    -------------         -------------
      Total current assets.........................................................        54,390                53,151
Oil and gas properties--full cost method of accounting:
    Proved, net of accumulated depreciation, depletion and
      amortization of $310,767 and $154,289, respectively..........................       286,098               274,116
    Unevaluated....................................................................         7,726                17,304
Building and land, net of accumulated depreciation of $255 and
      $166, respectively...........................................................         3,559                 3,538
Fixed assets, net of accumulated depreciation of $2,013 and $2,131,
      respectively.................................................................         1,336                 1,089
Other assets, net of accumulated depreciation and amortization
      of $791 and $411, respectively...............................................         3,460                 4,946
Deferred tax asset.................................................................         9,821                     -
                                                                                    -------------         -------------
      Total assets.................................................................      $366,390              $354,144
                                                                                    =============         =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                    -----------------------------------------
Current liabilities:
    Current portion of long-term loans.............................................           $88                   $81
    Advance payments...............................................................            21                   239
    Accounts payable to vendors....................................................        27,583                32,793
    Undistributed oil and gas proceeds.............................................        11,579                 6,447
    Other accrued liabilities......................................................         5,235                 5,263
                                                                                    -------------         -------------
      Total current liabilities....................................................        44,506                44,823
Long-term loans....................................................................       209,936               132,024
Deferred tax liability.............................................................             -                18,659
Other long-term liabilities........................................................         6,616                 2,001
                                                                                    -------------         -------------
      Total liabilities............................................................       261,058               197,507
                                                                                    -------------         -------------
Commitments and Contingencies (see Note 9)
Common Stock, $.01 par value; authorized 25,000,000 shares;
    issued and outstanding 15,070,408 and 15,045,408 shares, respectively..........           151                   150
Paid-in capital....................................................................       119,208               118,883
Retained earnings (deficit)........................................................      (14,027)                37,604
                                                                                    -------------         -------------
      Total stockholders' equity...................................................       105,332               156,637
                                                                                    -------------         -------------
      Total liabilities and stockholders' equity...................................      $366,390              $354,144
                                                                                    =============         =============

                   The   accompanying   notes  are  an  integral  part  of  this
consolidated balance sheet.



                                               STONE ENERGY CORPORATION
                                         CONSOLIDATED STATEMENT OF OPERATIONS


                                   (Amounts in thousands, except per share amounts)




                                                                                        Year Ended December 31,
                                                                        -----------------------------------------------------
                                                                            1998                1997                1996
                                                                        -------------        -----------        -------------
Revenues:
    Oil and gas production.............................................      $114,597            $69,079              $55,839
    Overhead reimbursements and management fees........................           634                531                  814
    Other income.......................................................         1,389              1,377                1,312
                                                                        -------------        -----------        -------------
      Total revenues...................................................       116,620             70,987               57,965
                                                                        -------------        -----------        -------------
Expenses:
    Normal lease operating expenses....................................        18,042             10,123                8,625
    Major maintenance expenses.........................................         1,278              1,844                  427
    Production taxes...................................................         2,083              2,215                3,399
    Depreciation, depletion and amortization...........................        68,187             28,739               19,564
    Write-down of oil and gas properties (see Note 1)..................        89,135                  -                    -
    Interest...........................................................        12,950              4,916                3,574
    Salaries and other employee costs..................................         2,697              2,329                2,062
    Incentive compensation plan (see Note 10)..........................           763                833                  928
    General and administrative costs...................................         1,596              1,574                1,447
                                                                        -------------        -----------        -------------
      Total expenses...................................................       196,731             52,573               40,026
                                                                        -------------        -----------        -------------
Net income (loss) before income taxes .................................      (80,111)             18,414               17,939
                                                                        -------------        -----------        -------------
Income tax provision (benefit):
    Current............................................................             -                  -                  208
    Deferred...........................................................      (28,480)              6,495                6,698
                                                                        -------------        -----------        -------------
      Total income taxes...............................................      (28,480)              6,495                6,906
                                                                        -------------        -----------        -------------
Net income (loss)......................................................     ($56,131)            $11,919              $11,033
                                                                        =============        ===========        =============
Earnings (loss) per common share (see Note 1):

    Basic earnings (loss) per share....................................       ($3.43)              $0.79                $0.90
                                                                        =============        ===========        =============
    Diluted earnings (loss) per share .................................       ($3.43)              $0.78                $0.90
                                                                        =============        ===========        =============
    Average shares outstanding.........................................        15,066             15,024               12,208
                                                                        =============        ===========        =============
    Average shares outstanding assuming dilution.......................        15,066             15,230               12,300
                                                                        =============        ===========        =============









                      The accompanying notes are an integral part of this consolidated statement.



                                               STONE ENERGY CORPORATION
                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                             (Dollar amounts in thousands)


                                                                                      Year Ended December 31,
                                                                        ----------------------------------------------------
                                                                             1998               1997                1996
                                                                        --------------      ------------        ------------
Cash flows from operating activities:
    Net income (loss)..................................................      ($51,631)           $11,919             $11,033
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation, depletion and amortization......................         68,187            28,739              19,564
         Provision (benefit) for deferred income taxes.................       (28,480)             6,495               6,698
         Write-down of oil and gas properties..........................         89,135                --                  --
                                                                        --------------      ------------        ------------
                                                                                77,211            47,153              37,295
         (Increase) decrease in marketable securities..................          3,088           (9,609)                (99)
         Increase in accounts receivable...............................        (4,072)           (9,795)             (5,600)
         (Increase) decrease in other current assets...................           (96)             (116)                 518
         Increase in accrued liabilities...............................          4,887             3,133                 777
         Other.........................................................          4,615             1,913               (140)
                                                                        --------------      ------------        ------------
Net cash provided by operating activities..............................         85,633            32,679              32,751
                                                                        --------------      ------------        ------------
Cash flows from investing activities:
    Investment in oil and gas properties...............................      (164,092)         (133,638)            (72,733)
    Sale of reserves in place..........................................              9               623                  --
    Building additions and renovations.................................          (110)             (235)               (185)
    (Increase) decrease in other assets................................            722           (1,830)               (743)
                                                                        --------------      ------------        ------------
Net cash used in investing activities..................................      (163,471)         (135,080)            (73,661)
                                                                        --------------      ------------        ------------
Cash flows from financing activities:
    Proceeds from borrowings...........................................         89,000           112,000              49,000
    Repayment of debt..................................................        (11,081)         (106,143)            (70,575)
    Proceeds from issuance of 8-3/4% Notes.............................             --           100,000                  --
    Deferred financing costs...........................................           (160)           (3,293)               (418)
    Sale of common stock...............................................             --                --              66,446
    Expenses from common stock offering................................             --              (111)                 --
    Exercise of stock options..........................................            325               388                  35
                                                                        --------------      ------------        ------------
Net cash provided by financing activities..............................         78,084           102,841              44,488
                                                                        --------------      ------------        ------------
Net increase in cash and cash equivalents..............................            246               440               3,578
Cash and cash equivalents, beginning of year...........................         10,304             9,864               6,286
                                                                        --------------      ------------        ------------
Cash and cash equivalents, end of year.................................        $10,550           $10,304              $9,864
                                                                        ==============      ============        ============
Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
      Interest (net of amount capitalized).............................        $12,745            $2,606              $3,672
      Income taxes.....................................................             --               100                 145




                      The accompanying notes are an integral part of this consolidated statement.



                                               STONE ENERGY CORPORATION
                                      CONSOLIDATED STATEMENT OF CHANGES IN EQUITY


                                             (Dollar amounts in thousands)




                                                                                                             Retained
                                                             Common                 Paid-In                  Earnings
                                                              Stock                  Capital                 (Deficit)
                                                       ------------------      ------------------       ------------------
Balance, December 31, 1995...........................                $118                 $52,157                  $14,652
  Net income.........................................                  --                      --                   11,033
  Sale of common stock...............................                  32                  66,414                       --
  Exercise of stock options..........................                  --                      35                       --
                                                       ------------------      ------------------       ------------------
Balance, December 31, 1996...........................                 150                 118,606                   25,685
  Net income.........................................                  --                      --                   11,919
  Expenses from common stock offering................                  --                   (111)                       --
  Exercise of stock options..........................                  --                     388                       --
                                                       ------------------      ------------------       ------------------
Balance, December 31, 1997...........................                 150                 118,883                   37,604
  Net loss ..........................................                  --                      --                 (51,631)
  Exercise of stock options..........................                   1                     325                       --
                                                       ------------------      ------------------       ------------------
Balance, December 31, 1998...........................                $151                $119,208                ($14,027)
                                                       ==================      ==================       ==================



                      The accompanying notes are an integral part of this consolidated statement.

                            STONE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Dollar amounts in thousands, except per share amounts)


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Stone Energy Corporation (the "Company" or "Stone Energy") is an independent oil and gas company primarily engaged in the acquisition, exploration, development and operation of oil and gas properties located in the Gulf Coast Basin. The Company's business strategy is focused on the acquisition of mature properties with established production history that have significant exploitation and development potential. Since implementing its present business strategy in 1989, Stone Energy has acquired 15 properties that comprise its asset base -nine offshore and six onshore Louisiana. The Company is headquartered in Lafayette, Louisiana, with additional offices in New Orleans and Houston.

    A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below:

    Consolidation:

    The consolidated financial statements include the accounts of the Company and its proportionate interest in certain partnerships; The Stone Petroleum Corporation ("TSPC"), a wholly-owned subsidiary organized in June 1981 and TSPC's proportionate share of managed limited partnerships. In December 1996, TSPC adopted a plan of dissolution whereby a majority of its assets were transferred to the Company. TSPC was dissolved during 1997. All intercompany balances and transactions are eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

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

    Fair Value of Financial Instruments:

    Fair value of cash, cash equivalents, net accounts receivable, accounts payable and bank debt approximates book value at December 31, 1998. The fair value of the Company's 8-3/4% Notes totaled $101,000 at December 31, 1998 and the fair value of the Company's open hedging contract totaled $3,080 at December 31, 1998.

    Cash and Cash Equivalents:

    The Company considers all highly liquid investments in overnight securities through its commercial bank accounts, which result in available funds on the next business day, to be cash and cash equivalents.

      Marketable Securities:

    The Company retains a third-party investment firm to manage its portfolio of short-term marketable securities, which are actively and frequently bought and sold with the primary objective of generating profits on the short-term differences in prices. Thus, the related security investments are classified as trading securities, which are marked to market in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"). All realized and unrealized gains and losses are included in current operating results. The net unrealized gain on the portfolio for the year ended December 31, 1998 was immaterial. The securities included in the portfolio are primarily U.S. Treasury obligations and mortgage-backed securities with an average maturity of not more than 360 days.

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

    As required by the Securities and Exchange Commission, under the full cost method of accounting the Company is required to periodically compare the present value of the estimated net cash flow from its proved reserves (based on current commodity prices) to the net capitalized costs of its proved oil and gas properties. If the net capitalized costs of the Company's proved oil and gas properties exceed the estimated discounted net cash flows from its proved reserves, the Company is required to write-down the value of its oil and gas properties to the value of the discounted cash flows. Due to the impact of low year-end commodity prices on the Company's December 31, 1998 reserve values, the Company recorded an $89.1 million reduction in the carrying value of its oil and gas properties at December 31, 1998.

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

    Oil and gas properties include $7,726 and $17,304 of unevaluated properties and related costs that are not being amortized at December 31, 1998 and 1997, respectively. These costs are associated with the acquisition and evaluation of unproved properties and major development projects expected to entail significant costs to ascertain quantities of proved reserves. The Company currently believes that the unevaluated properties at December 31, 1998 will be evaluated within one to 24 months. The excluded costs and related proved reserves will be included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. Interest capitalized on unevaluated properties during the years ended December 31, 1998 and 1997 was $606 and $144, respectively.

    In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 121 in 1996 with no material effect.

    Building and Land:

    The Company records building and land at cost. The Company's office building is being depreciated on the straight-line method over its estimated useful life of 39 years.

    Other Assets:

    Other assets at December 31, 1998 and 1997 includes approximately $3,453 and $3,293, respectively, of deferred financing costs related to the sale of the 8-3/4% Notes (see Note 5). These costs are being amortized over the life of the Notes using the effective interest method.

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
            (Continued)

    Earnings Per Common Share:

    In February 1997, the FASB issued SFAS 128, "Earnings Per Share," which simplifies the computation of earnings per share ("EPS"). The Company adopted SFAS 128 in the fourth quarter of 1997 and restated prior years' EPS data as required by SFAS 128. All EPS data in the financial statements and accompanying footnotes reflects the adoption of SFAS 128.

    Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year plus the weighted-average number of dilutive stock options granted to outside directors and certain employees. There were no dilutive shares for the twelve month period ending December 31, 1998, and dilutive shares totaled 206,000 shares and 92,000 shares during 1997 and 1996, respectively. There were 257,000 shares which were considered antidilutive during 1998. Antidilutive options totaled 562 shares during 1997 and there were no antidilutive options during 1996.

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

    Amounts related to net underdelivered production positions at December 31, 1998 and 1997 are immaterial.

    Derivative Instruments and Hedging Activities:

    From time to time, the Company utilizes futures and hedging activities in order to reduce the effect of product price volatility. The resulting gains or losses on hedging contracts are currently accounted for as revenues from oil and gas production in the financial statements.

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

    New Accounting Standards:

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. For the years ended December 31, 1998, 1997 and 1996, the Company's only component of comprehensive income was net income. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Because the Company operates in a single industry within a single geographic location, the Company does not have separately identifiable segments

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
             (Continued)

     as defined under SFAS No. 131. SFAS Nos. 130 and 131 became effective and were adopted by the Company during 1998 with no effect on the Company's financial statements, financial position or results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company expects to adopt SFAS No. 133 during the first quarter of 2000. Because of the nature of the Company's only derivative instrument (see Note 7), the Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's results of operations. However, the adoption may create volatility in equity through changes in other comprehensive income.

NOTE 2 -- ACCOUNTS RECEIVABLE AND ADVANCE PAYMENTS:

    In its capacity as operator, manager and/or sponsor for its partners and other co-venturers, the Company incurs drilling and other costs and receives payment for advance billings for drilling, all of which are billed to the respective parties.
Accounts receivable and advance payments were comprised of the following amounts:


                                                     December 31,
                                      ------------------------------------------
                                               1998                    1997
                                      ------------------       -----------------
Accounts Receivable:
    Managed partnerships...........             $1,882                $  1,485
    Other co-venturers.............              5,885                   5,025
    Trade..........................             18,716                  15,639
    Officers and employees.........                  3                      53
                                      ------------------       -----------------
                                               $26,486                 $22,202
                                      ==================       =================

Advance Payments:
    Other co-venturers..............               $21                    $239
                                      ==================       =================


    Costs incurred but not yet billed to the managed partnerships and other co-venturers at December 31, 1998 and 1997 amounted to $317 and $529, respectively.

NOTE 3--INVESTMENT IN OIL AND GAS PROPERTIES:

    The following table discloses certain financial data relative to the Company's oil and gas producing activities, which are located onshore and offshore the continental United States:

                                                                                    Year Ended December 31,
                                                                   ----------------------------------------------------------
                                                                        1998                  1997                  1996
                                                                   ---------------       ---------------       --------------
Oil and gas properties--
    Balance, beginning of year...................................         $445,709              $296,929             $217,525
    Costs incurred during year:
      Capitalized--
        Acquisition costs........................................           17,748                43,791               26,650
        Exploratory drilling.....................................           81,765                57,770               26,339
        Development drilling.....................................           54,889                43,762               24,090
        General and administrative costs.........................            5,416                 4,494                3,238
        Less: overhead reimbursements............................            (936)               (1,037)                (913)
                                                                   ---------------       ---------------       --------------
        Total costs incurred during year.........................          158,882               148,780               79,404
                                                                   ---------------       ---------------       --------------
    Balance, end of year.........................................         $604,591              $445,709             $296,929
                                                                   ===============       ===============       ==============


      Charged to expenses--
        Operating costs:
        Normal lease operating expenses..........................          $18,042               $10,123               $8,625
        Major maintenance expenses...............................            1,278                 1,844                  427
                                                                   ---------------       ---------------       --------------
        Total operating costs....................................           19,320                11,967                9,052
        Production taxes.........................................            2,083                 2,215                3,399
                                                                   ---------------       ---------------       --------------
                                                                           $21,403               $14,182              $12,451
                                                                   ===============       ===============       ==============


Unevaluated oil and gas properties-- Costs incurred during year:
        Acquisition costs........................................           $5,352                $5,395               $1,785
        Exploration costs........................................               --                11,020                   --
        Development costs........................................               58                    47                2,049
                                                                   ---------------       ---------------       --------------
                                                                            $5,410               $16,462               $3,834
                                                                   ===============       ===============       ==============

Accumulated depreciation, depletion
    and amortization--
        Balance, beginning of year...............................       ($154,289)            ($125,533)           ($106,277)
        Provision for depreciation, depletion and amortization...         (67,334)              (28,133)             (19,256)
        Write-down of oil and gas properties.....................         (89,135)                    --                   --
        Sale of reserves.........................................              (9)                 (623)                   --
                                                                   ---------------       ---------------       --------------
    Balance, end of year.........................................        (310,767)             (154,289)            (125,533)
                                                                   ---------------       ---------------       --------------
Net capitalized costs (proved and unevaluated)...................         $293,824              $291,420             $171,396
                                                                   ===============       ===============       ==============
DD&A per Mcfe....................................................            $1.33                 $1.19                $0.99
                                                                   ===============       ===============       ==============

NOTE 4--INCOME TAXES:

    The Company follows the provisions of SFAS No. 109, "Accounting For Income Taxes," which provides for recognition of a deferred tax asset for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a "valuation allowance." An analysis of the Company's deferred tax asset (liability) follows:


                                                           December 31,
                                                  ------------------------------
                                                     1998                1997
                                                  ----------          ----------
Net operating loss carryforwards..........          $6,365                $3,658
Statutory depletion carryforward..........           4,046                 3,826
Investment tax credit carryforward........               -                   158
Alternative minimum tax credit............             396                   396
Temporary differences:
      Oil and gas properties--full cost...           (359)              (25,035)
      Other...............................           (627)               (1,662)
                                                  ----------          ----------
                                                    $9,821             ($18,659)
                                                  ==========          ==========

      For tax reporting purposes, the Company had operating loss carryforwards of $18,148 at December 31, 1998. If not utilized, such carryforwards would begin expiring in 2001 and would completely expire by the year 2007. Because of tax rules relating to changes in corporate ownership and computations required to be made on a separate entity basis, the utilization by the Company of these benefit carryforwards in reducing its tax liability is restricted. Additionally, the Company had available for tax reporting purposes $11,537 in statutory depletion deductions that may be carried forward indefinitely. Recognition of a deferred tax asset associated with these carryforwards is dependent upon the Company's evaluation that it is more likely than not that the asset will ultimately be realized.

      The Company's provision for income taxes during 1997 decreased because of an adjustment to the Company's annual tax rate. Reconciliations between the statutory federal income tax expense rate and the Company's effective income tax expense rate as a percentage of income before income taxes were as follows:


                                                                                Year Ended December 31,
                                                                    -----------------------------------------------
                                                                       1998               1997              1996
                                                                    -----------        ----------        ----------
Income taxes (benefit) computed at the statutory
    federal income tax rate.......................................        (35%)               35%               35%
State tax and other...............................................           --                --                 4
                                                                    -----------        ----------        ----------
Effective income tax rate.........................................        (35%)               35%               39%
                                                                    ===========        ==========        ==========


NOTE 5--LONG-TERM LOANS:

    Long-term loans consisted of the following at:

                                                                                     December 31,
                                                                         -----------------------------------
                                                                              1998                 1997
                                                                         --------------        -------------
8-3/4% Senior Subordinated Notes due 2007...............................       $100,000             $100,000
Unsecured revolving credit facility with NationsBank
of Texas, N.A. ("NationsBank") (described below)........................        107,000               29,000
Term Loan Agreement with Bank One with interest at 7.45%................          3,024                3,105
Less:  portion due within one year......................................           (88)                 (81)
                                                                         --------------        -------------
Total long-term loans...................................................       $209,936             $132,024
                                                                         ==============        =============

    Aggregate minimum principal  payments at December 31, 1998 for the next five
years  are as  follows:  1999-$88,  2000-$2,936,  2001-$107,000,  2002-$0   and
2003-$0.

    In November 1995, the Company executed a term loan agreement with Bank One in the original principal amount of $3,250 to finance the purchase of the Company's office building. The loan has a five-year term bearing interest at the rate of 7.45% over the entire term of the loan. Payments of $26 are due monthly and are based upon a 20-year amortization period. The indebtedness under the agreement is collateralized by the building.

     In September 1997, the Company completed an offering of $100,000 principal amount of its 8-3/4% Senior Subordinated Notes (the "Notes") due September 15, 2007 with interest payable semiannually commencing March 15, 1998. At December 31, 1998, $2,601 had been accrued in connection with the March 1999 interest payment. The Notes were sold at a discount for an aggregate price of $99,283 and the net proceeds from the offering were used to repay amounts outstanding under the Company's bank credit facility and for other general corporate purposes. There are no sinking fund requirements on the Notes and they are redeemable at the option of the Company, in whole or in part, at 104.375% of their principal amount beginning September 15, 2002, and thereafter at prices declining annually to 100% on and after September 15, 2005. Provisions of the Notes include, without limitation, restrictions on liens, indebtedness, asset sales and other restricted payments.

    In March 1998, the Company and its bank group increased the Company's credit facility to $150,000, increased the borrowing base under the Revolver from $55,000 from $120,000 and extended the term of the Revolver by one year to July 30, 2001. Interest under the revolver is payable quarterly and at December 31, 1998, the weighted average interest rate of the facility was 6.9% per annum and letters of credit totaling $9,383 had been issued pursuant to the facility. The borrowing base limitation, which is re-determined periodically, is based on a borrowing base amount established by the bank group for the Company's oil and gas properties.

    The terms of the NationsBank and Bank One agreements contain, among other provisions, requirements for maintaining defined levels of working capital and tangible net worth. The banks waived the Company's tangible net worth requirement through December 31, 1999.

NOTE 6--TRANSACTIONS WITH RELATED PARTIES:

    The Company receives certain fees as a result of its function as managing partner of certain partnerships. For the years ended December 31, 1998, 1997 and 1996, the Company generated management fees and overhead reimbursements from partnerships amounting to $1,095, $1,098 and $744, respectively, the majority of which was treated as a reduction of the investment in oil and gas properties.

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

      As of March 15, 1999, the Company's forward sales position was as follows:


                                                     Gas
                                    --------------------------------------
                                                              Average
                                                               Price
                                        BBtu                 ($/MMBtu)
                                    -------------        -----------------
1999......................             10,920                  $2.30


     For the years ended December 31, 1998, 1997 and 1996, the Company realized net oil and gas hedging gains (losses) of $4,265, ($569) and ($3,801), respectively, which were included in revenues from oil and gas production.

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

    During the third quarter of 1998, the Company's Board of Directors authorized the adoption of a stockholder rights plan to protect and advance the interests of the Company and its stockholders in the event of a proposed takeover. The plan provides for the issuance of one right for each outstanding share of the Company's common stock. The rights will become exercisable only if a person or group acquires 15% or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 15% or more of the Company's voting stock. The rights were issued on October 26, 1998 to stockholders of record on that date, and expire on September 30, 2008.

NOTE 9--COMMITMENTS AND CONTINGENCIES:

    The Company  leases office  facilities in New Orleans,  Louisiana  under the terms of a long-term non-cancelable lease expiring on April 4, 2003. Additionally, the Company leases automobiles under terms of non-cancelable leases expiring at various dates through 2000. The minimum net annual commitments under all leases, subleases and contracts noted above at December 31, 1998 are as follows:

                  1999....................................................  $248
                  2000....................................................   286
                  2001....................................................   281
                  2002....................................................   274
                  2003....................................................   221
                  Thereafter..............................................    68

    Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $132, $118 and $114, respectively.

    The Company is the managing general partner of four partnerships and is contingently liable for any recourse debts and other liabilities that result from their operations. Management currently is not aware of the existence of any such liabilities that would have a material impact on the future operations of the Company.

    In August 1989, the Company was advised by the EPA that it believed the Company to be a potentially responsible party (a "PRP") for the cleanup of an oil field waste disposal facility located near Abbeville, Louisiana, which was included on CERCLA's National Priority List (the "Superfund List") by the EPA in March 1989. Given the number of PRP's at this site, management does not believe that any liability for this site would materially adversely affect the financial condition of the Company.

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

NOTE 10--EMPLOYEE BENEFIT PLANS:

    The Company entered into deferred compensation and disability agreements with certain of its employees whereby the Company has purchased split-dollar life insurance policies to provide certain retirement and death benefits for the employees and death benefits payable to the Company. The aggregate death benefit of the policies was $3,288 at December 31, 1998, of which $1,975 is payable to employees or their beneficiaries and $1,313 is payable to the Company. Total cash surrender value of the policies, net of related surrender charges at December 31, 1998, was approximately $1,054. Additionally, the benefits under the deferred compensation agreements vest after certain periods of employment, and at December 31, 1998, the liability for such vested benefits was approximately $813. The difference between the actuarial determined liability for retirement benefits or the vested amounts, where applicable, and the net cash surrender value has been recorded as an other long-term liability and is being amortized over the remaining term of the various deferred compensation agreements.

    The Company has adopted a series of incentive compensation plans designed to
align  the  interests  of  the  directors  and  employees   with  those  of  its
stockholders. The following is a brief description of each of the plans:

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

    iv. The 401(k) Profit Sharing Plan provides eligible employees with the option to defer receipt of a portion of their compensation and the Company may, at its discretion, match a portion or all of the employee's deferral. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the directions of each employee. An employee is 20% vested in the Company's matching contributions (if any) for each year of service and is fully vested upon five years of service with the Company. For the years ended December 31, 1998, 1997 and 1996, the Company contributed $270, $207 and $169, respectively, to the plan.

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

    If the compensation cost for the Company's 1998, 1997 and 1996 grants for stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's 1998, 1997 and 1996 net income and basic and diluted earnings per common share would have approximated the pro forma amounts below:


                                                                    Year Ended December 31,
                                  --------------------------------------------------------------------------------------------
                                              1998                            1997                            1996
                                  ----------------------------      ------------------------       ---------------------------
                                       As               Pro              As           Pro                 As             Pro
                                    Reported           Forma          Reported        Forma            Reported         Forma
                                  ------------      ----------       -----------    --------       --------------      -------
Net income (loss)...............      ($51,631)      ($53,141)           $11,919     $10,966             $11,033       $10,639
Earnings (loss) per
    common share:
      Basic.....................        ($3.43)        ($3.53)             $0.79       $0.73               $0.90         $0.87
      Diluted...................        ($3.43)        ($3.53)             $0.78       $0.72               $0.90         $0.87


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to grants prior to 1995, and additional awards in the future are anticipated.

       A summary of the Company's stock options as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below. The table reflects the effects of the repricing of certain options granted during 1997 and 1998.



                                                                                 December 31,
                                     -----------------------------------------------------------------------------------------------
                                                 1998                                1997                             1996
                                     -----------------------------       ----------------------------      -------------------------
                                                           Wgtd.                              Wgtd.                           Wgtd.
                                        Number             Avg.             Number            Avg.            Number          Avg.
                                          of               Exer.              of              Exer.             of            Exer.
                                        Options            Price            Options           Price           Options         Price
                                     -------------      ----------       ------------      ----------      -------------     -------
Outstanding at beginning of year           950,000        $18.54            735,000            $15.76           420,000       $12.33
Granted                                    100,000         30.43            245,000             26.21           317,000        20.27
Expired                                         --          --                   --               --               --             --
Exercised                                 (25,000)         13.00            (30,000)            12.95           (2,000)        12.38
                                     -------------                       ------------                      -------------
Outstanding at end of year               1,025,000        $19.84            950,000            $18.54           735,000       $15.76
Options exercisable at year-end            479,800        $15.97            309,400            $13.93           180,667       $12.29
Options available for future grant         331,000                          413,000                             338,000
Weighted average fair value of
   options granted during the year          $21.23                           $17.05                              $12.95


      The fair value of each option granted during the periods presented is estimated on the date of grant using the Black- Scholes option-pricing model with the following assumptions: (a) dividend yield of 0%, (b) expected volatility of 43.90%, 41.20% and 42.83% in the years 1998, 1997 and 1996, respectively, (c) risk-free interest rate of 5.50%, 6.04% and 6.41% in the years 1998, 1997 and 1996, respectively, and (d) expected life of 10 years for employee options and five years for director options.

      The  following  table  summarizes   information  regarding  stock  options
outstanding at December 31, 1998:


                                     Options Outstanding                                 Options Exercisable
                  ---------------------------------------------------------      ----------------------------------
    Range of           Options            Wgtd. Avg.          Wgtd. Avg.              Options        Wgtd. Avg.
    Exercise         Outstanding           Remaining           Exercise             Exercisable       Exercise
     Prices          at 12/31/98       Contractual Life          Price              at 12/31/98         Price
     ------          -----------       ----------------          -----              -----------       ---------
    $11 -$15             367,000           9.6 years             $12.32               301,334           $12.39
     17 - 21             293,000           9.6 years              20.10               118,133            20.03
     22 - 26             290,000          10.0 years              25.78                52,000            25.51
     27 - 37              75,000           6.7 years              32.61                 8,333            28.06
                  -----------------                                              ----------------
                       1,025,000           9.5 years              19.84               479,800            15.97
                  =================                                              ================


NOTE 11--OIL AND GAS RESERVE INFORMATION - UNAUDITED:

      A majority of the Company's net proved oil and gas reserves at December 31, 1998 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.

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

      The following table sets forth an analysis of the Company's estimated quantities of net proved and proved developed oil (including condensate) and natural gas, all located onshore and offshore the continental United States:

                                                                                                         Natural
                                                                                    Oil in               Gas in
                                                                                     MBbls                MMcf
                                                                                ---------------      ---------------
Proved reserves as of December 31, 1995.......................................            7,985               81,179
    Revisions of previous estimates...........................................            (783)               (4,025)
    Extensions, discoveries and other additions...............................            5,526               37,175
    Purchase of producing properties..........................................            1,400               41,318
    Production................................................................           (1,356)             (11,331)
                                                                                ---------------        --------------
Proved reserves as of December 31, 1996.......................................           12,772              144,316
    Revisions of previous estimates...........................................            1,673              (12,252)
    Extensions, discoveries and other additions...............................            2,675               45,276
    Purchase of producing properties..........................................            2,302               26,409
    Sale of reserves..........................................................              (74)                (327)
    Production................................................................           (1,585)             (14,183)
                                                                                ---------------        --------------
Proved reserves as of December 31, 1997.......................................           17,763              189,239
    Revisions of previous estimates...........................................           (1,001)               2,162
    Extensions, discoveries and other additions...............................            4,353               70,936
    Purchase of producing properties..........................................              237               14,214
    Production................................................................           (2,876)             (33,281)
                                                                                ---------------      ---------------
Proved reserves as of December 31, 1998.......................................           18,476              243,270
                                                                                ===============      ===============
Proved developed reserves:
    as of December 31, 1996...................................................            9,260              109,628
                                                                                ===============      ===============
    as of December 31, 1997...................................................           14,485              141,424
                                                                                ===============      ===============
    as of December 31, 1998...................................................           15,242              200,973
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


                                                                                      Standardized Measure
                                                                                          December 31,
                                                                    --------------------------------------------------------
                                                                        1998                 1997                  1996
                                                                    -------------        -------------         -------------
Future cash flows.................................................       $670,361             $801,647              $894,418
Future production and development costs...........................      (281,920)            (268,641)             (187,715)
Future income taxes...............................................       (22,409)            (104,521)             (198,637)
                                                                    -------------        -------------         -------------
Future net cash flows.............................................        366,032              428,485               508,066
10% annual discount...............................................       (97,584)            (132,145)             (178,728)
                                                                    -------------        -------------         -------------
Standardized measure of discounted future net cash flows..........       $268,448             $296,340              $329,338
                                                                    =============        =============         =============


                                                                                Changes in Standardized Measure
                                                                                    Year Ended December 31,
                                                                    --------------------------------------------------------
                                                                        1998                 1997                  1996
                                                                    -------------        -------------         -------------
Standardized measure at beginning of year.........................       $296,340             $329,338              $144,790
Sales and transfers of oil and gas produced, net of
    production costs..............................................       (93,194)             (54,898)              (43,389)
Changes in price, net of future production costs..................      (156,107)            (186,615)                81,428
Extensions and discoveries, net of future production
    and development costs.........................................        111,828               87,491               156,804
Changes in estimated future development costs, net of
    development costs incurred during the period..................         22,923               26,738              (13,214)
Revisions of quantity estimates...................................        (3,548)              (3,502)              (19,372)
Accretion of discount.............................................         36,863               32,934                17,837
Net change in income taxes........................................         55,852               52,338              (80,443)
Purchase of reserves in place.....................................         10,321               21,725               105,035
Sale of reserves in place.........................................             --                  420                    --
Changes in production rates (timing) and other....................       (12,830)              (9,629)              (20,138)
                                                                    -------------        -------------         -------------
Standardized measure at end of year...............................       $268,448             $296,340              $329,338
                                                                    =============        =============         =============

NOTE 12--SUMMARIZED QUARTERLY FINANCIAL INFORMATION - UNAUDITED:


                                                                                                    Basic                Diluted
                                                                           Net                 Earnings (Loss)       Earnings (Loss)
                              Revenues             Expenses            Income (Loss)              Per Share              Per Share
                            -------------       ---------------     ------------------       -------------------    ----------------
1998
    First Quarter..........       $28,795            $25,497                 $3,298                     $0.22              $0.22
    Second Quarter.........        28,474             26,642                  1,832                      0.12               0.12
    Third Quarter..........        27,412             26,667                    745                      0.05               0.05
    Fourth Quarter ........        31,939             89,445(a)             (57,506)(a)                 (3.82)(a)          (3.82)(a)
                            -------------       ---------------     ------------------       -------------------     ---------------
                                 $116,620           $168,251              ($51,631)                   ($3.43)             ($3.43)
                            =============       ===============     ==================       ===================     ===============
1997
    First Quarter..........       $16,237            $12,641                 $3,596                     $0.24              $0.24
    Second Quarter.........        13,662             12,065                  1,597                      0.11               0.11
    Third Quarter..........        15,958             13,463                  2,495                      0.17               0.16
    Fourth Quarter.........        25,130             20,899                  4,231                      0.28               0.28
                            -------------       ---------------     ------------------       -------------------       -------------
                                  $70,987            $59,068                $11,919                     $0.79              $0.78
                            =============       ===============     ==================       ===================       =============


(a) Includes a pre-tax, non-cash ceiling test write-down of $89,135.

                       GLOSSARY OF CERTAIN INDUSTRY TERMS

    The definitions set forth below shall apply to the indicated terms as used in this Form 10-K. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

    Bbtu.  One billion Btus.

    Bcf.  One billion cubic feet of gas.

    Bcfe. One billion cubic feet of gas equivalent. Determined using the ratio of one barrel of crude oil to six mcf of natural gas.

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

    Mcf.  One thousand cubic feet of gas.

    Mcfe. One thousand cubic feet of gas equivalent. Determined using the ratio of one barrel of crude oil to six mcf of natural gas.

    Mcf/d.  One thousand cubic feet of gas per day.

    MMBbls. One million barrels of crude oil or other liquid hydrocarbons.

    MMBtu.  One million Btus.

    MMcf.  One million cubic feet of gas.

    MMcfe. One million cubic feet of gas equivalent. Determined using the ratio of one barrel of crude oil to six mcf of natural gas.

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

     3.2 -- estated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-62362)).

     4.1   --  Rights Agreement,  with exhibits A, B and C thereto,  dated as
               of  October  15,  1998,   between  the  Company  and  ChaseMellon
               Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A (Registration No. 001-12074)).

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

    10.6   --  Third  Amended  and  Restated  Credit  Agreement  between  the
               Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as Agent, dated as of July 30, 1997 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.001-12074)).

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

   +10.9   --  Stone Energy  Corporation  1993 Stock Option Plan,  As Amended
               and Restated Effective as of May 15, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.
               001-12074)).

   10.10   --  First Amendment and Restatement of the Third Amended and Restated
               Credit Agreement between the Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as
               Agent, dated as of   March 31, 1998 (incorporated by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended March 31, 1998 (File No. 001-12074)).

    21.1   --  Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 011-12074 )).

   *23.1   --  Consent of Arthur Andersen LLP.

   *23.2   --  Consent of Atwater Consultants, Ltd.

   *23.3   --  Consent of Cawley, Gillespie & Associates, Inc.

   *27.1   --  Financial Data Schedule

------------
     * Filed herewith.
     + Identifies management contracts and compensatory plans or arrangements.