Form 10-K405/A
period 1998-12-31
STONE ENERGY CORP
filed 1999-03-29
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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


   Name                        Age                          Position
  ------                       ---                          --------
James H. Stone.........         73                 Chairman of the Board
                                                     and Chief Executive Officer
Joe R. Klutts..........         64                 Vice Chairman of the Board
D. Peter Canty.........         52                 President, Chief Operating
                                                     Officer and Director
Michael L. Finch.......         43                 Executive Vice President,
                                                     Chief Financial Officer
                                                     and Director
Phillip T. Lalande.....         49                 Vice President - Engineering
James H. Prince........         56                 Vice President, Chief
                                                     Accounting Officer and
                                                     Controller
Andrew L. Gates, III...         51                 Vice President - Legal,
                                                     Secretary and General
                                                     Counsel
E. J. Louviere.........         50                 Vice President - Land
Craig L. Glassinger....         51                 Vice President - Acquisitions


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

    21.1   --  Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 011-12074 )).

   *23.1   --  Consent of Arthur Andersen LLP.

   *23.2   --  Consent of Atwater Consultants, Ltd.

   *23.3   --  Consent of Cawley, Gillespie & Associates, Inc.

   *27.1   --  Amended Financial Data Schedule

------------
     * Filed herewith.
     + Identifies management contracts and compensatory plans or arrangements.

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K under Items 5 and 7 dated October 15, 1998 regarding the adoption of a Stockholder Rights Plan and the Bylaw Amendments related thereto.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, as amended, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lafayette, State of Louisiana, on the 29th day of March, 1999.

                                                     STONE ENERGY CORPORATION


                                                 By:     /s/ JAMES H. STONE
                                                     --------------------------
                                                             James H. Stone
                                                       Chairman of the Board and
                                                        Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act, this Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.


            Signature                        Title                     Date
         ---------------                 ------------                --------

       /s/ JAMES H. STONE        Chief Executive Officer and      March 29, 1999
   --------------------------      Chairman of the Board
           James H. Stone         (Principal Executive Officer)

       /s/ D. PETER CANTY        President, Chief Operating       March 29, 1999
   --------------------------       Officer and Director
           D. Peter Canty

       /s/ MICHAEL L. FINCH      Executive Vice President, Chief  March 29, 1999
   --------------------------       Financial Officer and Director
           Michael L. Finch       (Principal Financial Officer)

       /s/ JAMES H. PRINCE       Vice President, Chief Accounting March 29, 1999
   --------------------------       Officer and Controller
           James H. Prince        (Principal Accounting Officer)

       /s/ JOE R. KLUTTS         Director and Vice Chairman of    March 29, 1999
   --------------------------       the Board
           Joe R. Klutts

      /s/ DAVID R. VOELKER       Director                         March 29, 1999
   --------------------------
          David R. Voelker

      /s/ JOHN P. LABORDE        Director                         March 29, 1999
   --------------------------
          John P. Laborde

      /s/ ROBERT A. BERNHARD     Director                         March 29, 1999
   --------------------------
          Robert A. Bernhard

      /s/ RAYMOND B. GARY        Director                         March 29, 1999
   --------------------------
          Raymond B. Gary

      /s/ B.J. DUPLANTIS         Director                         March 29, 1999
   --------------------------
          B.J. Duplantis

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



                                               STONE ENERGY CORPORATION
                                         CONSOLIDATED STATEMENT OF OPERATIONS


                                   (Amounts in thousands, except per share amounts)




                                                                                        Year Ended December 31,
                                                                        -----------------------------------------------------
                                                                            1998                1997                1996
                                                                        -------------        -----------        -------------
Revenues:
    Oil and gas production.............................................      $114,597            $69,079              $55,839
    Overhead reimbursements and management fees........................           634                531                  814
    Other income.......................................................         1,389              1,377                1,312
                                                                        -------------        -----------        -------------
      Total revenues...................................................       116,620             70,987               57,965
                                                                        -------------        -----------        -------------
Expenses:
    Normal lease operating expenses....................................        18,042             10,123                8,625
    Major maintenance expenses.........................................         1,278              1,844                  427
    Production taxes...................................................         2,083              2,215                3,399
    Depreciation, depletion and amortization...........................        68,187             28,739               19,564
    Write-down of oil and gas properties (see Note 1)..................        89,135                  -                    -
    Interest...........................................................        12,950              4,916                3,574
    Salaries and other employee costs..................................         2,697              2,329                2,062
    Incentive compensation plan (see Note 10)..........................           763                833                  928
    General and administrative costs...................................         1,596              1,574                1,447
                                                                        -------------        -----------        -------------
      Total expenses...................................................       196,731             52,573               40,026
                                                                        -------------        -----------        -------------
Net income (loss) before income taxes .................................      (80,111)             18,414               17,939
                                                                        -------------        -----------        -------------
Income tax provision (benefit):
    Current............................................................             -                  -                  208
    Deferred...........................................................      (28,480)              6,495                6,698
                                                                        -------------        -----------        -------------
      Total income taxes...............................................      (28,480)              6,495                6,906
                                                                        -------------        -----------        -------------
Net income (loss)......................................................     ($51,631)            $11,919              $11,033
                                                                        =============        ===========        =============
Earnings (loss) per common share (see Note 1):

    Basic earnings (loss) per share....................................       ($3.43)              $0.79                $0.90
                                                                        =============        ===========        =============
    Diluted earnings (loss) per share .................................       ($3.43)              $0.78                $0.90
                                                                        =============        ===========        =============
    Average shares outstanding.........................................        15,066             15,024               12,208
                                                                        =============        ===========        =============
    Average shares outstanding assuming dilution.......................        15,066             15,230               12,300
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
               001-12074)).

   10.10   --  First Amendment and Restatement of the Third Amended and Restated
               Credit Agreement between the Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as
               Agent, dated as of   March 31, 1998 (incorporated by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended March 31, 1998 (File No. 001-12074)).

    21.1   --  Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 011-12074 )).

   *23.1   --  Consent of Arthur Andersen LLP.

   *23.2   --  Consent of Atwater Consultants, Ltd.

   *23.3   --  Consent of Cawley, Gillespie & Associates, Inc.

   *27.1   --  Amended Financial Data Schedule

------------
     * Filed herewith.
     + Identifies management contracts and compensatory plans or arrangements.