Form 10-Q
period 1999-03-31
STONE ENERGY CORP
filed 1999-05-13
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

                                  Yes X No ___

     As of May 13, 1999 there were 15,085,408 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1.           Financial Statements:
                   Condensed Consolidated Balance Sheet
                     as of March 31, 1999 and December 31, 1998..........      1

                   Condensed Consolidated Statement of Operations
                     for the Three Months Ended
                     March 31, 1999 and 1998.............................      2

                   Condensed Consolidated Statement of Cash Flows
                     for the Three Months Ended
                     March 31, 1999 and 1998.............................      3

                   Notes to Condensed Consolidated
                     Financial Statements................................      4

                   Auditors' Review Report...............................      7

Item 2.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................      8


                                     PART II

Item 5.           Other Information......................................     11

Item 6.           Exhibits and Reports on Form 8-K.......................     11

                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                                              March 31,                 December 31,
                                Assets                                          1999                        1998
                                                                      ------------------------     ----------------------
                                                                               (Unaudited)
Current assets:
    Cash and cash equivalents....................................                    $12,987                    $10,550
    Marketable securities, at market.............................                     17,009                     16,853
    Accounts receivable..........................................                     19,888                     26,803
    Other current assets.........................................                         52                        184
                                                                      ------------------------     ----------------------
      Total current assets.......................................                     49,936                     54,390

Oil and gas properties, net:
    Proved.......................................................                    290,724                    286,098
    Unevaluated..................................................                      8,753                      7,726

Building and land, net...........................................                      3,810                      3,559
Fixed assets, net................................................                      1,948                      1,336
Other assets, net................................................                      3,363                      3,460
Deferred tax asset...............................................                      8,877                      9,821
                                                                      ------------------------     ----------------------
      Total assets...............................................                   $367,411                   $366,390
                                                                      ========================     ======================

                 Liabilities and Stockholders' Equity

Current liabilities - accounts payable and
    accrued liabilities..........................................                    $39,897                    $44,506
Long-term loans..................................................                    213,913                    209,936
Other long-term liabilities......................................                      6,351                      6,616
                                                                      ------------------------     ----------------------
      Total liabilities..........................................                    260,161                    261,058
                                                                      ------------------------     ----------------------

Common stock.....................................................                        151                        151
Additional paid in capital.......................................                    119,380                    119,208
Retained deficit.................................................                   (12,281)                   (14,027)
                                                                      ------------------------     ----------------------
      Total stockholders' equity.................................                    107,250                    105,332
                                                                      ------------------------     ----------------------
      Total liabilities and stockholders' equity                                    $367,411                   $366,390
                                                                      ========================     ======================


                                             STONE ENERGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)



                                                                                       Three Months Ended
                                                                                           March 31,
                                                                        ------------------------------------------------
                                                                                1999                       1998
                                                                        --------------------       ---------------------
Revenues
    Oil and gas production.......................................                  $30,490                     $28,357
    Overhead reimbursements and management fees                                        161                         146
    Other income.................................................                      271                         292
                                                                        --------------------       ---------------------
      Total revenues.............................................                   30,922                      28,795
                                                                        --------------------       ---------------------

Expenses
    Normal lease operating expenses..............................                    4,828                       3,597
    Major maintenance expenses...................................                      100                         455
    Production taxes.............................................                      515                         532
    Depreciation, depletion and amortization                                        17,688                      15,217
    Interest.....................................................                    3,814                       2,529
    Salaries, general and administrative                                             1,077                       1,072
    Incentive compensation plan..................................                      210                         275
                                                                        --------------------       ---------------------
      Total expenses.............................................                   28,232                      23,677
                                                                        --------------------       ---------------------
Net income before income taxes...................................                    2,690                       5,118
                                                                        --------------------       ---------------------
Provision for income taxes
    Current......................................................                        -                           -
    Deferred.....................................................                      944                       1,820
                                                                        --------------------       ---------------------
                                                                                       944                       1,820
                                                                        --------------------       ---------------------
Net income.......................................................                   $1,746                      $3,298
                                                                        ====================       =====================
Earnings per common share (see Note 2):
    Basic earnings per share.....................................                    $0.12                       $0.22
                                                                        ====================       =====================
    Diluted earnings per share...................................                    $0.11                       $0.22
                                                                        ====================       =====================
    Average shares outstanding...................................                   15,078                      15,061
                                                                        ====================       =====================
    Average shares outstanding assuming dilution                                    15,281                      15,319
                                                                        ====================       =====================


                                             STONE ENERGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                        ------------------------------------------------
                                                                                1999                       1998
                                                                        --------------------       ---------------------
Cash flows from operating activities:
Net income......................................................                    $1,746                      $3,298
    Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation, depletion and amortization                                  17,688                      15,217
          Provision for deferred income taxes                                          944                       1,820
                                                                        --------------------       ---------------------
                                                                                    20,378                      20,335
          Increase in marketable securities                                          (156)                     (12,917)
          Decrease in accounts receivable                                            6,915                         509
          Decrease in other current assets                                             110                         106
          Increase (decrease) in accrued liabilities                                (5,040)                      3,814
          Other.................................................                      (264)                        (18)
                                                                        --------------------       ---------------------
Net cash provided by operating activities                                           21,943                      11,829
                                                                        --------------------       ---------------------

Cash flows from investing activities:
 Investment in oil and gas properties...........................                 (22,592)                      (48,745)
 Building additions and renovations.............................                    (274)                          -
(Increase) decrease in other assets .............................                   (790)                        1,095
                                                                        --------------------       ---------------------
Net cash used in investing activities                                             (23,656)                    (47,650)
                                                                        --------------------       ---------------------

Cash flows from financing activities:
   Proceeds from borrowings.....................................                     4,000                      35,000
   Repayment of debt............................................                      (22)                        (21)
   Deferred financing costs......................................                        -                       (152)
   Exercise of stock options....................................                       172                         228
                                                                        --------------------       ---------------------
Net cash provided by financing activities                                            4,150                      35,055
                                                                        --------------------       ---------------------
Net increase (decrease) in cash and cash equivalents                                 2,437                       (766)
Cash and cash equivalents, beginning of period                                      10,550                      10,304
                                                                        --------------------       ---------------------
Cash and cash equivalents, end of period                                           $12,987                      $9,538
                                                                        ====================       =====================


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
      Interest (net of amount capitalized)                                          $6,026                      $4,756
      Income taxes..............................................                         -                           -



                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements of Stone Energy Corporation (the "Company") at March 31, 1999 and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of future financial results. Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 - EARNINGS PER SHARE

         Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and certain employees which totaled approximately 203,000 shares in the first quarter of 1999 and 258,000 shares in the first quarter of 1998. Options which were considered antidilutive because the exercise price of the options exceeded the average price for the applicable period totaled approximately 7,800 shares and 100 shares during the first quarters of 1999 and 1998, respectively.

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

         The Company's forward positions as of May 13, 1999, are summarized as follows:


                                             Oil                                  Gas
                                   --------------------------          ---------------------------
                                                    Average                              Average
                                    MBbls            Price               Bbtu             Price
                                   --------        ----------          ----------     -----------
Second quarter, 1999               300.7            $16.43              3,640             $2.195
Third quarter, 1999                340.4             16.34              4,600              2.211
Fourth quarter, 1999                 -                 -                4,600              2.450
First quarter, 2000                  -                 -                4,550              2.528


     During the first quarter of 1999, the Company had 38% of its natural gas production hedged at $2.535 per MMBTU. As a result, the Company realized a net hedging gain of $2.4 million, which was recorded in the accompanying condensed consolidated statement of operations as an increase of revenues from oil and gas production.

Note 4 - LONG-TERM LOANS

     In May 1999, the Company's bank group increased the borrowing base under the Company's bank credit facility from $120.0 million to $127.5 million. The borrowing base limitation is based on a borrowing base amount established by the banks for the Company's oil and gas properties. Interest under the revolver is payable quarterly and at March 31, 1999, the weighted-average interest rate of the facility was 6.3% per annum, the total outstanding principal balance was $111.0 million and letters of credit totaling $7.5 million had been issued pursuant to the facility.

Note 5 - NEW ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. For the quarter ended March 31, 1999 and the year ended December 31, 1998, the Company's only component of comprehensive income was net income. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Because the Company operates in a single industry within a single geographic location, the Company does not have separately identifiable segments as defined under SFAS No. 131. SFAS Nos. 130 and 131 became effective and were adopted by the Company during 1998 with no effect on the Company's financial statements, financial position or results of operations.

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

                             AUDITORS' REVIEW REPORT



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:



     We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Stone Energy Corporation as of December 31, 1998 (not presented herein), and, in our report dated March 2, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                                       ARTHUR ANDERSEN LLP
New Orleans, Louisiana
May 3, 1999

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month periods ended March 31, 1999 and 1998.


                                                    Three Months Ended
                                                        March 31,
                                           -------------------------------------
                                                1999                   1998
                                           -------------         ---------------
Production:
    Oil (MBbls).............                      830                       638
    Gas (MMcf)..............                    9,918                     7,310
    Oil and gas (MMcfe).....                   14,898                    11,138

Sales data (in thousands) (a):
    Total oil sales.........                   $9,804                   $10,285
    Total gas sales.........                   20,686                    18,072

Average sales prices (a):
    Oil (per Bbl)............                  $11.81                    $16.12
    Gas (per Mcf)............                    2.09                      2.47
    Per Mcfe.................                    2.05                      2.55

Average costs (per Mcfe):
    Normal lease operating
      expenses (b)...........                   $0.32                     $0.32
    Salaries, general
      and administrative.....                    0.07                      0.10
    Depreciation, depletion
      and amortization.......                    1.17                      1.35



    (a)  Net of the effects of hedging
    (b)  Excludes major maintenance expenses

         For the first quarter of 1999, the Company reported net income totaling $1.7 million or $0.11 per share, as compared to net income reported for the first quarter of 1998 of $3.3 million, or $0.22 per share.

         Production volumes of oil and gas during the first quarter of 1999, compared to the 1998 quarter, rose 30% and 36%, respectively, totaling approximately 830,000 barrels of oil and 9.9 billion cubic feet of gas. On a thousand cubic feet of gas equivalent (Mcfe) basis, production rates for the first quarter of 1999 were 34% higher than the comparative 1998 period. The increase in production volumes from first quarter 1998 levels was primarily attributable to the commencement of production from the E Platform at the South Pelto Block 23 Field in November 1998 and production increases at the Vermilion Block 255 and Clovelly Fields.

     First quarter 1999 oil and gas revenues increased to $30.5 million, as compared to first quarter 1998 oil and gas revenues of $28.4 million. Prices during the first quarter of 1999 averaged $11.81 per barrel of oil and $2.09 per Mcf of gas, as compared to averages of $16.12 per barrel and $2.47 per Mcf received in the 1998 period. Stated on a Mcfe basis, prices received during the quarter ended March 31, 1999 were 20% lower than the prices received during the comparable 1998 period. Both total and unit revenue amounts include the effects of hedging transactions.

     Normal operating costs during the first quarter of 1999 increased to $4.8 million, as compared to $3.6 million during the 1998 period due to an increase in the number of producing wells and higher production rates. However, on a unit of production basis, first quarter 1999 operating costs were consistent with the 1998 quarter as costs totaled $0.32 per Mcfe during both quarterly periods.

          General and administrative expenses totaled $1.1 million during the first quarter of 1999 and the first quarter of 1998. On a unit basis, these costs declined 30% during the 1999 quarter to $0.07 per Mcfe, as compared to $0.10 per Mcfe during the 1998 period. Depreciation, depletion and amortization ("DD&A") expense on the Company's oil and gas properties increased to $17.4 million for the first three months of 1999, compared to $15.0 million for the 1998 period because of higher production rates and lower oil and gas prices. However, unit DD&A expense for 1999's first quarter declined to $1.17 per Mcfe versus $1.35 per Mcfe for the comparable 1998 period. As a result of the increase in the Company's outstanding borrowings under its bank credit facility, interest expense during the first quarter of 1999 increased to $3.8 million, as compared to $2.5 million during the three month 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL AND CASH FLOW. During late-1998, due in part to the oil and gas price environment at the time, the Company adjusted its 1999 capital expenditures budget to enable the Company to finance its 1999 drilling and development plans with cash flow from operations and available borrowings under its bank credit facility. Based upon the Company's outlook for 1999 oil and gas prices and production rates, the Company believes that its cash flow from operations, combined with the available borrowings under its bank credit facility, will be sufficient to fund its current 1999 capital expenditures budget. Working capital at March 31, 1999 totaled $10.0 million. Net cash flow from operations before working capital changes for the first quarter of 1999 was $20.4 million, compared to $20.3 million reported for the same period of 1998.

         Capital expenditures during the first quarter of 1999 totaled $23.0 million and primarily consisted of exploration and development expenditures at the Vermilion Block 255, Eugene Island Block 243 and Clovelly Fields. First quarter 1999 capital expenditures included $1.4 million of capitalized general and administrative costs. These investments were financed by a combination of cash flow from operations and borrowings under the Company's bank revolver.

         LONG-TERM FINANCING. In May 1999, the Company and its bank group increased the borrowing base under the Company's bank credit facility from $120.0 million to $127.5 million. The borrowing base limitation is based on a borrowing base amount established by the banks for the Company's oil and gas properties. Interest under the Revolver is payable quarterly and, at March 31, 1999, the weighted average interest rate of the facility was 6.3% per annum, the total outstanding principal balance was $111.0 million and letters of credit totaling $7.5 million had been issued pursuant to the facility.

     The Company has a capital expenditures budget of approximately $61 million for the last three quarters of 1999 for oil and gas properties it now owns. Significant investments are planned at the Eugene Island 243, Vermilion Block 255, Vermilion Block 131 and Lake Hermitage Fields. The planned activities include projects which seek to increase cash flow from proved reserves and provide additions to the Company's reserve base. It is anticipated that these investments will be funded from a combination of available working capital, cash flow from operations and borrowings under the bank credit facility.

     The Company believes that the level of its 1999 capital expenditures budget provides flexibility for the Company to participate in opportunities on new properties. The Company is currently evaluating a significant number of potential acquisitions, although no future acquisitions can be assured. One or a combination of certain of these possible transactions could fully utilize the sources of capital currently available to the Company. If these opportunities materialize, the Company intends to explore a variety of options to finance these new projects.

         In attempting to maximize stockholder value, the Company will continue to contrast and compare the cost of debt financing with the potential dilution of equity offerings. The Company's goal is to maintain a relatively low level of debt because of the volatility of oil and gas prices. Although the Company has no current plans to access the public markets for purposes of entering into an underwritten financing, it would consider such funding sources if the amount of capital needed for its acquisition and development activities increased significantly or if total debt reached an unacceptable level. Availability of these sources of capital and the Company's ability to access new opportunities will depend upon a number of factors, some of which are beyond the control of the Company.

     YEAR 2000 COMPLIANCE. The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates from and after January 1, 2000 without critical systems failure. During 1998, the Company's executive management and Board of Directors implemented a program to identify, evaluate and address the Company's Y2K risks to ensure that its Information Technology ("IT") Systems and Non-IT Systems will be Y2K compliant. The Company, with the assistance of outside consultants, completed the evaluation of its IT Systems for Y2K compliance and began replacing or modifying non-compliant systems during the first quarter of 1999. The Company expects to have all non-compliant IT Systems replaced or modified to Y2K compliant systems by the end of the second quarter of 1999.

     Regarding the Company's Non-IT Systems, which primarily consist of systems with embedded technology, the Company has completed its preliminary assessment of all date-sensitive components. Based upon this assessment, the Company has determined that there will be minimal modification required to become Y2K compliant. The Company expects to have replaced or modified all non-compliant Non-IT Systems by the end of the second quarter of 1999. Costs incurred as of March 31, 1999, and estimated remaining costs related to Y2K compliance total approximately $15,000. In addition to the expensed Y2K compliance costs, the Company capitalized a total of $0.8 million of costs related to computer hardware and software upgrades during the fourth quarter of 1998 and the first quarter of 1999. The upgrades were necessary due to the growth in the Company's number of employees and level of operations over the past 24 months. All upgrades were Y2K compliant.The Company does not separately track internal payroll costs incurred for employees involved in the Y2K compliance effort.

        Based on preliminary risk assessments, the Company believes the most likely Y2K related failure would be a temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on the Company's financial condition or results of operations. As part of its assessment of the Y2K risk associated with third parties' systems, the Company has contacted its material suppliers and customers to determine their level of Y2K compliance. The Company expects to complete its assessment by the end of the second quarter of 1999. While the Company believes that the probability of the occurance of a disruption is low, the Company will develop specific contingency plans to address certain risk areas, as needed. There can be no assurance that the Company will not be materially adversely affected by Y2K problems or related costs.

         FORWARD-LOOKING STATEMENTS. Certain of the statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-Q, regarding budgeted capital expenditures, increases in oil and gas production, the Company's financial position, the assessment of the Company's Year 2000 compliance, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other factors as disclosed under "Risk Factors" and elsewhere in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 1999 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                                     PART II

ITEM 5.  OTHER INFORMATION

         The following is a summary of certain of the Company's recent activities:

     On May 4, 1999, the Company announced that during April 1999, its estimated net average daily production rates were approximately 107 million cubic feet of gas and 8,700 barrels of oil, and that it realized sales prices which averaged approximately $2.07 per Mcf of gas and $15.91 per barrel of oil. The prices include the effects of hedging contracts. In addition, the Company reported that it has a 1999 capital expenditures budget of $84.1 million for properties it owns and that through April 1999, it had completed seven drilling operations resulting in six successful wells and one dry hole with two wells in progress.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit 10.1- Amendment and Restatement No. 2 of the Third Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and NationsBank, N.A., as Agent, dated as of May 3, 1999.

           (b)      Exhibit 27.1- Financial Data Schedule

           (c) There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STONE ENERGY CORPORATION


Date: May 13, 1999                        By:  /s/ Michael L. Finch
                                              -----------------------
                                                   Michael L. Finch
                                             Executive Vice President and
                                                 Chief Financial Officer
                                             (Authorized Officer and Principal
                                                   Financial Officer)