Form 10-K405/A
period 1998-12-31
STONE ENERGY CORP
filed 1999-07-09
CIK 904080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A-2

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

--------------------------------------------------------------------------------

                              TABLE OF CONTENTS


                                                                       Page No.
                                                                      ---------
                                    PART I

Item 2. Properties...................................................     1

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

                                                           Proved                   Proved                   Total
                                                          Developed              Undeveloped                Proved
                                                       ---------------         ----------------         ---------------
                                                                            (Dollars in thousands)
Oil (MBbls)..........................................           15,242                    3,234                  18,476
Gas (MMcf)...........................................          200,973                   42,297                 243,270
Total oil and gas (MMcfe)............................          292,425                   61,701                 354,126
Estimated future net revenues before
    income taxes.....................................         $352,727                  $35,714                $388,441
Present value of estimated future
    pre-tax net cash flows...........................         $267,560                  $18,538                $286,098

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

__________

(1)     4 gross wells each have dual completions.
(2)     10 gross wells each have dual completions.
(3) Leases covering approximately 1% of the Company's undeveloped acreage will expire in 1999, 1% in 2000, 8% in 2001, 0% in 2002 and 1% in 2003.
        Leases covering the remainder of the Company's undeveloped gross acreage (89%) are held by production.

    Drilling Activity. The following table sets forth the Company's drilling activity for the periods indicated.



                                                                         Year Ended December 31,
                                       -------------------------------------------------------------------------------------------
                                                 1998                            1997                             1996
                                       -------------------------      --------------------------       ---------------------------
                                         Gross            Net           Gross            Net             Gross             Net
                                       ---------       ---------      ----------      ----------       ---------       -----------
Exploratory Wells:
    Productive..................            6.00            5.21           10.00            8.70            1.00              0.93
    Nonproductive...............            4.00            3.35               -               -            3.00              2.75
Development Wells:
    Productive..................            5.00            4.57            2.00            1.26            4.00              3.60
    Nonproductive...............            1.00            0.98               -               -            1.00              0.76



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

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, as amended, the Registrant has duly caused this Form 10-K/A-2 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lafayette, State of Louisiana, on the 9th day of July, 1999.

                                                     STONE ENERGY CORPORATION


                                                 By:     /s/ JAMES H. STONE
                                                     --------------------------
                                                             James H. Stone
                                                       Chairman of the Board and
                                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act, this Form 10-K/A-2 has been signed by the following persons in the capacities and on the dates indicated.


            Signature                        Title                     Date
         ---------------                 ------------                --------

       /s/ JAMES H. STONE        Chief Executive Officer and      July 9, 1999
   --------------------------      Chairman of the Board
           James H. Stone         (Principal Executive Officer)

       /s/ D. PETER CANTY        President, Chief Operating       July 9, 1999
   --------------------------       Officer and Director
           D. Peter Canty

       /s/ JAMES H. PRINCE       Vice President, Chief Accounting July 9, 1999
   --------------------------       Officer and Controller
           James H. Prince        (Principal Accounting Officer)

       /s/ JOE R. KLUTTS         Director and Vice Chairman of    July 9, 1999
   --------------------------       the Board
           Joe R. Klutts

                                 Director                         July 9, 1999
   --------------------------
          David R. Voelker

      /s/ JOHN P. LABORDE        Director                         July 9, 1999
   --------------------------
          John P. Laborde

                                 Director                         July 9, 1999
   --------------------------
          Robert A. Bernhard

                                 Director                         July 9, 1999
   --------------------------
          Raymond B. Gary

      /s/ B.J. DUPLANTIS         Director                         July 9, 1999
   --------------------------
          B.J. Duplantis