Form 10-K405/A
period 1998-12-31
STONE ENERGY CORP
filed 1999-07-22
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-3

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

                 625 E. Kaliste Saloom
                  Lafayette, Louisiana                       70508
      (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (318) 237-0410

               Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
                  Title of each class                     on which registered
       Common Stock, Par Value $.01 Per Share            New York Stock Exchange

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



                                TABLE OF CONTENTS

                                                                         Page No


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...   1

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   3. Exhibits:

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

     4.1 -- Rights Agreement, with exhibits A, B and C thereto, dated as of October 15, 1998, between the Company and ChaseMellon Shareholder
            Services, L.L.C.,  as  Rights  Agent  (incorporated  by   reference
            to Exhibit4.1 to the Registrant's Registration Statement on Form 8-A (Registration No. 001-12074)).

     4.2 -- Indenture between Stone Energy Corporation and Texas Commerce Bank, National Association dated as of September 19, 1997 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 dated October 22, 1997(File No. 333-38425)).

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

    10.6 -- Third Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as Agent, dated as of July 30, 1997 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997(File No. 001-12074)).

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

   10.10 --First Amendment and Restatement of the Third Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as Agent, dated as of March 31, 1998 (incorporated by reference to Exhibit
           10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001-12074)).

    21.1 --Subsidiaries  of the Registrant(incorporated  by reference to Exhibit
           21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 011-12074 )).

   *23.1--Consent of Arthur Andersen LLP.

   *23.2--Consent of Atwater Consultants, Ltd.

   *23.3-- Consent of Cawley, Gillespie & Associates, Inc.

   *27.1-- Amended Financial Data Schedule

------------
     * Previously filed.
     + Identifies management contracts and compensatory plans or arrangements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, as amended, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lafayette, State of Louisiana, on the 22nd day of July, 1999.

                                                      STONE ENERGY CORPORATION


                                                     By:    /s/ James H. Stone
                                                        ------------------------
                                                                James H. Stone
                                                      Chairman of the Board and
                                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act, this Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

        Signature                         Title                        Date
        ---------                         -----                        ----
    /s/James H. Stone
    ------------------
       James H. Stone          Chief Executive Officer and         July 22, 1999
                                  Chairman of the Board
                                (Principal Executive Officer)
    /s/ D. Peter Canty
    ------------------
        D. Peter Canty       President, Chief Operating Officer    July 22, 1999


   /s/  James H. Prince
      -----------------
        James H. Prince     Vice President, Chief Accounting       July 22, 1999
                                 Officer and Controller
                             (Principal Accounting Officer)

   /s/ Joe R. Klutts
     ----------------
       Joe R. Klutts         Director and Vice Chairman of         July 22, 1999
                                       the Board

   /s/ David R. Voelker
      ------------------
       David R. Voelker               Director                     July 22, 1999

   /s/ John P. Laborde
      -----------------
       John P. Laborde                Director                     July 22, 1999

   /s/ Robert A. Bernhard
     ---------------------
       Robert A. Bernhard             Director                     July 22, 1999


       -----------------
        Raymond B. Gary               Director                     July 22, 1999

   /s/ B.J. Duplantis
      ------------------
       B. J. Duplantis                Director                     July 22, 1999