Form 10-Q
period 1999-06-30
STONE ENERGY CORP
filed 1999-08-11
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

                                  Yes X No ___

     As of August 11, 1999 there were 18,302,908 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1.   Financial Statements:
           Condensed Consolidated Balance Sheet
            as of June 30, 1999 and December 31, 1998......................... 1

          Condensed Consolidated Statement of Operations for the Three and Six Month Periods Ended June 30, 1999 and 1998... 2

          Condensed Consolidated Statement of Cash Flows
           for the Six Months Ended June 30, 1999 and 1998.................... 3

          Notes to Condensed Consolidated Financial Statements................ 4

          Auditors' Review Report............................................. 7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................ 8


                                     PART II

Item 6.   Exhibits and Reports on Form 8-K................................... 11

                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                                              June 30,            December 31,
                                Assets                                          1999                  1998
                                                                        ------------------      ----------------
                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents....................................                 $17,765              $10,550
    Marketable securities, at market.............................                   8,618               16,853
    Accounts receivable..........................................                  27,152               26,803
    Other current assets.........................................                     521                  184
                                                                        ------------------     ----------------
      Total current assets.......................................                  54,056               54,390


Oil and gas properties, net:
    Proved.......................................................                 303,688              286,098
    Unevaluated..................................................                  15,570                7,726

Building and land, net...........................................                   3,821                3,559
Fixed assets, net................................................                   2,454                1,336
Other assets, net................................................                   3,356                3,460
Deferred tax asset...............................................                   5,995                9,821
                                                                        ------------------     ----------------
      Total assets...............................................                $388,940             $366,390
                                                                        ==================     ================
                 Liabilities and Stockholders' Equity

Current liabilities - accounts payable and
    accrued liabilities..........................................                 $44,841              $44,506

Long-term loans..................................................                 224,600              209,936

Other long-term liabilities......................................                   6,622                6,616
                                                                        ------------------     ----------------
      Total liabilities..........................................                 276,063              261,058
                                                                        ------------------     ----------------

Common stock.....................................................                     151                  151
Additional paid in capital.......................................                 119,662              119,208
Retained deficit.................................................                  (6,936)             (14,027)
                                                                        ------------------    ----------------
      Total stockholders' equity.................................                 112,877              105,332
                                                                        ------------------    ----------------
      Total liabilities and stockholders' equity.................                $388,940             $366,390
                                                                        ==================     ================


                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                       Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,
                                                    --------------------------         ----------------------------
                                                      1999            1998                 1999             1998
                                                    -----------    -----------         -----------      -----------
Revenues
  Oil and gas production.....................         $35,864         $27,824              $66,354          $56,181
  Overhead reimbursements
     and management fees.....................             188             164                  349              310
  Other income...............................             221             486                  492              778
                                                   -----------     -----------          -----------      -----------
         Total revenues......................          36,273          28,474               67,195           57,269
                                                   -----------     -----------          -----------      -----------

Expenses
  Normal lease operating expenses............           5,231           4,312               10,059            7,909
  Major maintenance expenses.................              81             314                  181              769
  Production taxes...........................             670             512                1,185            1,044
  Depreciation, depletion and
    amortization.............................          16,831          15,887               34,519           31,104
  Interest...................................           3,895           3,196                7,709            5,725
  Salaries, general and administrative.......           1,122           1,135                2,199            2,207
  Incentive compensation plan................             211             275                  421              550
                                                   -----------     -----------          -----------      -----------
         Total expenses......................          28,041          25,631               56,273           49,308
                                                   -----------     -----------          -----------      -----------
Net income before income taxes...............           8,232           2,843               10,922            7,961
                                                   -----------     -----------          -----------      -----------
Provision for income taxes:
  Current....................................               5               -                    5                -
  Deferred..................................            2,882           1,011                3,826            2,831
                                                   -----------     -----------          -----------      -----------
                                                        2,887           1,011                3,831            2,831
                                                   -----------     -----------          -----------      -----------
Net income...................................          $5,345          $1,832               $7,091           $5,130
                                                   ===========     ===========          ===========      ===========
Earnings per common share:
   Basic earnings per share .................           $0.35           $0.12                $0.47            $0.34
                                                   ===========     ===========          ===========      ===========

   Diluted earnings per share................           $0.35           $0.12                $0.46            $0.34
                                                   ===========     ===========          ===========      ===========
   Average shares outstanding................          15,088          15,066               15,083           15,063
                                                   ===========     ===========          ===========      ===========
   Average shares outstanding assuming
      dilution...............................          15,403          15,340               15,351           15,330
                                                   ===========     ===========          ===========      ===========


                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                          ------------------------------------
                                                                                1999                 1998
                                                                          ---------------      ---------------
Cash flows from operating activities:
  Net income....................................................                 $7,091                $5,130
    Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation, depletion and amortization..............                 34,519                31,104
          Provision for deferred income taxes...................                  3,826                 2,831
                                                                         ---------------      ----------------
                                                                                 45,436                39,065
          (Increase) decrease  in marketable securities.........                  8,235               (13,450)
          (Increase) decrease in accounts receivable............                   (349)                3,464
          Increase in other current assets......................                   (364)                 (505)
          Increase in accrued liabilities.......................                  1,767                 6,774
          Other.................................................                     17                   184
                                                                         ---------------      ----------------
Net cash provided by operating activities.......................                 54,742                35,532
                                                                         ---------------      ----------------

Cash flows from investing activities:
  Investment in oil and gas properties..........................                (56,109)              (90,768)
  Building additions and renovations............................                   (311)                   (9)
  (Increase) decrease in other assets ..........................                 (1,450)                1,096
                                                                         ---------------      ----------------
Net cash used in investing activities...........................                (57,870)              (89,681)
                                                                         ---------------      ----------------
Cash flows from financing activities:
   Proceeds from borrowings.....................................                 13,000                55,000
   Repayment of debt............................................                 (3,024)                  (40)
   Deferred financing costs.....................................                    -                    (160)
   Expenses for stock offering..................................                    (87)                  -
   Exercise of stock options....................................                    454                   284
                                                                         ---------------      ----------------
Net cash provided by financing activities.......................                 10,343                55,084
                                                                         ---------------      ----------------
Net increase in cash and cash equivalents.......................                  7,215                   935
Cash and cash equivalents, beginning of period..................                 10,550                10,304
                                                                         ---------------      ----------------
Cash and cash equivalents, end of period........................                $17,765               $11,239
                                                                         ===============      ================

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
      Interest (net of amount capitalized)......................                 $9,602                $5,424
      Income taxes..............................................                      5                     -






                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Stone Energy Corporation (the "Company") at June 30, 1999 and for the three- and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - EARNINGS PER SHARE

     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and certain employees which totaled approximately 315,000 shares and 274,000 shares in the second quarter of 1999 and 1998, respectively, and 268,000 shares and 267,000 shares in the first six months of 1999 and 1998, respectively. Options which were considered antidilutive because the exercise price of the options exceeded the average price for the applicable period totaled 16 shares and 758 shares in the second quarter of 1999 and 1998, respectively, and 3,388 shares and 598 shares in the first six months of 1999 and 1998, respectively.

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

     The Company's current forward positions are summarized as follows:

                                                   Oil                              Gas
                                       -----------------------------    -----------------------------
                                                         Average                          Average
                                          MBbls           Price            Bbtu            Price
                                       -------------   -------------    ------------    -------------
          Third quarter, 1999             694.4           $17.95           4,600           $2.211

          Fourth quarter, 1999            368.0            19.30           4,600            2.450

          First quarter, 2000             273.0            19.26           4,550            2.528

          Second quarter, 2000            273.0            19.26             -                -

          Third quarter, 2000              92.0            18.92             -                -

          Fourth quarter, 2000             92.0            18.92             -                -

     For the three- and six-month periods ended June 30, 1999, the Company recognized net hedging gains of $0.2 million and $2.6 million, respectively, which were recorded in the accompanying condensed consolidated statement of operations as additions to revenues from oil and gas production. Second quarter and six-month 1998 oil and gas revenues included net hedging gains of $0.6 million and $2.5 million, respectively.

NOTE 4 - LONG-TERM LOANS

     In June 1999, the Company's bank group increased the borrowing base under the Company's bank credit facility from $127.5 million to $140.0 million. The borrowing base limitation is based on a borrowing base amount established by the banks for the Company's oil and gas properties. Interest under the revolver is payable quarterly and at June 30, 1999, the weighted-average interest rate of the facility was 6.4% per annum, the total outstanding principal balance was $120 million and letters of credit totaling $7.5 million had been issued pursuant to the facility. In August 1999, the Company retired all outstanding borrowings under its revolving credit facility with the net proceeds from its recent stock offering (See-Note 6 Subsequent Events).

     In June 1999, the Company acquired a majority interest in the Lafitte Field by executing an agreement that included a production payment to be satisfied through the delivery of production from the purchased property. In connection with this transaction, the Company recorded a production payment loan of $4.6 million representing the discounted present value of production payments to be made over a three-year period.

NOTE 5 - NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt SFAS No. 133 during the first quarter of 2001. Because of the nature of the Company's only derivative instrument, the Company does not expect that the adoption will have a material impact on the Company's results of operations. However, the adoption may create volatility in equity through changes in other comprehensive income.

NOTE 6 - SUBSEQUENT EVENTS

     On July 28, 1999, the Company completed a secondary offering of 3.16 million shares of its common stock at a price to the public of $43.75 per share. After payment of the underwriting discount and estimated expenses, the Company received net proceeds of $130.9 million. The proceeds will be used to finance recent acquisitions, to fund specifically identified exploration and development activities, to finance potential property acquisitions and for other general corporate purposes. The Company reduced indebtedness under its credit facility pending such uses.

     In July 1999, the Company acquired an additional 62.5% working interest in the East Cameron Block 64 Field and a 100% working interest in the West Cameron Block 176 Field as well as control of operations for both fields. The purchase was made pursuant to a non-monetary exchange for a volumetric production payment of natural gas to be delivered free of all production and transportation costs in the total volume of 8 Bcf of gas over a three-year period from the South Pelto Block 23 Field. During July 1999, the Company recorded a production payment liability of $17.9 million representing the discounted present value of the production payments to be made.

                             AUDITORS' REVIEW REPORT



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:


     We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of June 30, 1999, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
August 2, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

     Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development and operation of oil and gas properties onshore and in shallow waters offshore Louisiana. The Company and its predecessors have been active in the Gulf Coast Basin since 1973, which gives the Company extensive geophysical, technical and operational expertise in this area. The Company's business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties located in the Gulf Coast Basin.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three- and six-month periods ended June 30, 1999 and 1998.

                                                                 Three Months Ended                 Six Months Ended
                                                                       June 30,                         June 30,
                                                            ------------------------------     ----------------------------
                                                                 1999             1998             1999            1998
                                                            -------------    -------------     -----------     ------------
Production:
    Oil (MBbls)...........................................           876              674           1,706            1,312
    Gas (MMcf)............................................         9,575            7,891          19,492           15,201
    Oil and gas (MMcfe)...................................        14,831           11,935          29,728           23,073
Sales data (in thousands) (a):
    Total oil sales.......................................       $13,550           $9,131         $23,354          $19,416
    Total gas sales.......................................        22,314           18,693          43,000           36,765
Average sales prices (a):
    Oil (per Bbl).........................................        $15.47           $13.55          $13.69           $14.80
    Gas (per Mcf).........................................          2.33             2.37            2.21             2.42
    Per Mcfe..............................................          2.42             2.33            2.23             2.43
Average costs (per Mcfe):
    Normal lease operating expenses (b)...................         $0.35            $0.36           $0.34            $0.34
    Salaries, general and administrative..................          0.08             0.10            0.07             0.10
    DD&A on oil and gas properties........................          1.12             1.31            1.14             1.33


    (a)  Includes the effects of hedging
    (b)  Excludes major maintenance expenses

     For the second quarter of 1999, the Company reported net income totaling $5.3 million or $0.35 per share, compared to net income reported for the second quarter of 1998 of $1.8 million, or $0.12 per share. Net income for the first six months of 1999 and 1998 totaled $7.1 million and $5.1 million, respectively.

     Production volumes of oil and gas during the second quarter of 1999, compared to the 1998 quarter, rose 30% and 21%, respectively, totaling approximately 876,000 barrels of oil and 9.6 billion cubic feet of gas. On a thousand cubic feet of gas equivalent (Mcfe) basis, production rates for the second quarter of 1999 were 24% higher than the comparative 1998 period.

     Second quarter 1999 oil and gas revenues increased 29% to $35.9 million, compared to second quarter 1998 oil and gas revenues of $27.8 million. For the first six months of 1999, oil and gas revenues increased 18% to $66.4 million, compared to oil and gas revenues of $56.2 million during the first half of 1998. Prices during the second quarter of 1999 averaged $15.47 per barrel of oil and $2.33 per Mcf of gas, compared to averages of $13.55 per barrel and $2.37 per Mcf received in the 1998 period. Both total and unit revenue amounts include the effects of hedging transactions.

     Normal operating costs during the second quarter of 1999 increased to $5.2 million, compared to $4.3 million during the 1998 period due to an increase in the Company's property base relative to the number of producing wells and higher production rates. However, on a unit of production basis, second quarter 1999 operating costs declined 3% as operating costs were $0.35 per Mcfe for the second quarter of 1999 compared to $0.36 per Mcfe for the second quarter of 1998.

     General and administrative expenses of $1.1 million during the second quarter of 1999 were unchanged from the comparable 1998 period. However, on a unit basis, these costs declined 20% during the 1999 quarter to $0.08 per Mcfe, compared to $0.10 per Mcfe during the 1998 period. Depreciation, depletion and amortization (DD&A) expense on the Company's oil and gas properties increased to $16.6 million during the second quarter of 1999, compared to $15.7 million for the 1998 period because of higher production rates. However, as a result of the ceiling test write-down of the Company's oil and gas properties in December 1998, unit DD&A expense for 1999's second quarter declined to $1.12 per Mcfe versus $1.31 per Mcfe for the comparable 1998 period. As a result of the increase in the Company's outstanding borrowings under its bank credit facility, interest expense during the three-month period ended June 30, 1999 increased to $3.9 million, compared to $3.2 million during the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL AND CASH FLOW. In order to reduce interest expense, pending the use of proceeds from the stock offering, in August 1999 the Company retired all of the outstanding borrowings under its revolving credit facility. The Company believes that the available borrowings under its bank credit facility combined with cash flow from operations will be sufficient to fund the Company's current 1999 capital expenditures budget. Working capital at June 30, 1999 totaled $9.2 million. Net cash flow from operations before working capital changes for the first six months of 1999 was $45.4 million, compared to $39.1 million reported for the same period of 1998.

     Capital expenditures during the second quarter of 1999 totaled $36.3 million and primarily consisted of acquisition costs at the Lafitte and Weeks Island Fields and exploration and development expenditures at Vermilion Block 255, Eugene Island Block 243 and Vermilion Block 131. The Company invested $59.4 million in its oil and gas properties during the first half of 1999, compared to investments of $95.3 million during the six-month 1998 period. Capital expenditures for the second quarter and first six months of 1999 included $1.4 million and $2.9 million, respectively, of capitalized general and administrative costs and $0.1 million and $0.2 million, respectively, of capitalized interest. These investments were financed by a combination of cash flow from operations and borrowings under the Company's bank credit facility.

     During 1999, the Company acquired additional interests in three of its existing fields and completed the acquisition of two new fields. In May 1999, the Company acquired an additional 32% working interest in a portion of the Weeks Island Field for $5.7 million. In June 1999, the Company acquired a majority interest and control of operations in the Lafitte Field for $6.1 million in cash and a production payment to be satisfied through the delivery of production from the purchased property. In June 1999, the Company acquired an additional 29% working interest and 24.24% net revenue interest in the Eugene Island Block 243 Field from a co-owner for $0.1 million. Finally, in July 1999, the Company acquired a 62.5% working interest in the East Cameron Block 64 Field and a 100% working interest in the West Cameron Block 176 Field, as well as control of operations for both fields, in exchange for a volumetric production payment of 8 Bcf of gas to be delivered over a three-year period from the South Pelto Block 23 Field. With the 1999 acquisitions, the Company now serves as operator on all of its 17 properties.

     LONG-TERM FINANCING. On July 28, 1999, the Company completed a secondary offering of 3.16 million shares of its common stock at a price to the public of $43.75 per share. After payment of the underwriting discount and estimated expenses, the Company received net proceeds of $130.9 million. The proceeds will be used to finance recent acquisitions, to fund specifically identified exploration and development activities, to finance potential property acquisitions and for other general corporate purposes. The Company reduced indebtedness under its credit facility pending such uses.

     In June 1999, the Company and its bank group increased the borrowing base under the Company's bank credit facility from $127.5 million to $140.0 million. The borrowing base limitation is based on a borrowing base amount established by the banks for the Company's oil and gas properties. Interest under the Revolver is payable quarterly and, at June 30, 1999, the weighted average interest rate of the facility was 6.4% per annum, the total outstanding principal balance was $120.0 million and letters of credit totaling $7.5 million had been issued pursuant to the facility. In August 1999, the Company retired all of the outstanding borrowings under its revolving credit facility with the net proceeds from its stock offering.

     During June 1999, the term loan relative to the purchase of the Riverstone office building was repaid with borrowings under the Company's bank credit facility.

     The Company has a capital expenditures budget of approximately $51.1 million for the last two quarters of 1999 and $100.7 million for the year 2000 for oil and gas properties it now owns. The Company is currently evaluating a significant number of potential acquisitions, although no future acquisitions can be assured. Significant investments are planned at the Weeks Island, Lafitte, East Cameron Block 64, Eugene Island Block 243 and Vermilion Block 255 Fields. The planned activities include projects which seek to increase cash flow from proved reserves and provide additions to the Company's reserve base.

     YEAR 2000 COMPLIANCE. The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates from and after January 1, 2000 without critical systems failure. During 1998, the Company's executive management and Board of Directors implemented a program to identify, evaluate and address the Company's Y2K risks to ensure that its critical Information Technology ("IT") Systems and Non-IT Systems will be Y2K compliant. The Company, with the assistance of outside consultants, completed the evaluation of its IT Systems for Y2K compliance and began replacing or modifying non-compliant systems during the first quarter of 1999. The Company believes that its critical non-compliant IT Systems have been replaced or modified to Y2K compliant systems.

     Regarding the Company's Non-IT Systems, which primarily consist of systems with embedded technology, the Company has completed its assessment of all date-sensitive components and believes that it has replaced or modified all critical non-compliant Non-IT Systems. Costs incurred as of June 30, 1999, and estimated remaining costs related to Y2K compliance total approximately $15,000. In addition to the expensed Y2K compliance costs, the Company capitalized a total $1.3 million of costs related to computer hardware and software upgrades during the fourth quarter of 1998 and the first half of 1999. The upgrades were necessary due to the growth in the Company's number of employees and level of operations over the past 24 months. The Company does not separately track internal payroll costs incurred for employees involved in the Y2K compliance effort.

     Based on preliminary risk assessments, the Company believes the most likely Y2K related failure would be a temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on the Company's financial condition or results of operations. Based on the Company's assessment of the Y2K risk associated with third parties' systems, the Company believes that the probability of the occurrence of a disruption is low. The Company will develop specific contingency plans to address certain risk areas, as needed. There can be no assurance that the Company will not be materially adversely affected by Y2K problems or related costs.

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

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  *15.1 - Letter from Arthur Andersen LLP dated August 9, 1999, regarding unaudited interim financial information.

                  *27.1 - Financial Data Schedule

(b)      Reports on Form 8-K

                  The following reports were filed after March 31, 1999:

                  Date of Report            Item Reported
                  --------------            -------------
                  May 24, 1999              Items 6 and 7
                  July 28, 1999             Items 5 and 7


                  *  Filed with this report.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STONE ENERGY CORPORATION


Date: August 11, 1999                     By:  /s/ James H. Prince
                                                   ----------------
                                                James H. Prince
                                             Vice President, Treasurer
                                     Principal Financial and Accounting Officer)