Form 10-Q
period 1999-09-30
STONE ENERGY CORP
filed 1999-11-12
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 1999

                                       or

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

       Registrant's telephone number, including area code: (337) 237-0410


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

   As of November 10, 1999, there were 18,331,458 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                                  TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1. Financial Statements:
         Condensed Consolidated Balance Sheet
          as of September 30, 1999 and December 31, 1998.................      1

         Condensed Consolidated Statement of Operations
          for the Three and Nine Month Periods Ended
           September 30, 1999 and 1998...................................      2

         Condensed Consolidated Statement of Cash Flows
          for the Nine Months Ended September 30, 1999 and 1998. ........      3

         Notes to Condensed Consolidated Financial Statements ...........      4

         Auditors' Review Report.........................................      6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................      7


                                     PART II

Item 6.  Exhibits and Reports on Form 8-K................................     11

                                              STONE ENERGY CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                   (In thousands)




                                                                           September 30,         December 31,
                                Assets                                         1999                  1998
                                                                        ------------------     ----------------
                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents....................................                 $22,511              $10,550
    Marketable securities, at market.............................                  19,322               16,853
    Accounts receivable..........................................                  30,111               26,803
    Other current assets.........................................                     430                  184
                                                                        ------------------     ----------------
      Total current assets.......................................                  72,374               54,390

Oil and gas properties, net:
    Proved.......................................................                 321,379              286,098
    Unevaluated..................................................                  18,040                7,726

Building and land, net...........................................                   3,852                3,559
Fixed assets, net................................................                   2,884                1,336
Other assets, net................................................                   3,168                3,460
Deferred tax asset...............................................                   1,518                9,821
                                                                        ------------------     ----------------
      Total assets...............................................                $423,215             $366,390
                                                                        ==================     ================

                 Liabilities and Stockholders' Equity

Current liabilities - accounts payable and
    accrued liabilities..........................................                 $44,906              $44,506
Long-term debt...................................................                 100,000              209,936
Production payment liabilities...................................                  18,829                    -
Other long-term liabilities......................................                   6,650                6,616
                                                                        ------------------     ----------------
      Total liabilities..........................................                 170,385              261,058
                                                                        ------------------     ----------------

Common stock.....................................................                     183                  151
Additional paid in capital.......................................                 251,295              119,208
Retained earnings (deficit)......................................                   1,352             (14,027)
                                                                        ------------------     ----------------
      Total stockholders' equity.................................                 252,830              105,332
                                                                        ------------------     ----------------
      Total liabilities and stockholders' equity.................                $423,215             $366,390
                                                                        ==================     ================



                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                       Three Months Ended                    Nine Months Ended
                                                         September 30,                         September 30,
                                                   ---------------------------          -----------------------------
                                                      1999            1998                 1999              1998
                                                   -----------     -----------          -----------       -----------
Revenues
  Oil and gas production.....................         $40,504         $26,774             $106,858           $82,955
  Overhead reimbursements
     and management fees.....................             161             158                  510               468
  Other income...............................             359             480                  851             1,258
                                                   -----------     -----------          -----------       -----------
         Total revenues......................          41,024          27,412              108,219            84,681
                                                   -----------     -----------          -----------       -----------
Expenses
  Normal lease operating expenses............           5,967           4,513               16,026            12,422
  Major maintenance expenses.................             437             460                  618             1,229
  Production taxes...........................             983             552                2,168             1,596
  Depreciation, depletion and
    amortization.............................          16,189          15,984               50,708            47,088
  Interest...................................           2,968           3,518               10,677             9,243
  Salaries, general and administrative.......           1,083             956                3,282             3,163
  Incentive compensation plan................             632             275                1,053               825
                                                   -----------     -----------          -----------       -----------
         Total expenses......................          28,259          26,258               84,532            75,566
                                                   -----------     -----------          -----------       -----------
Net income before income taxes...............          12,765           1,154               23,687             9,115
                                                   -----------     -----------          -----------       -----------
Provision for income taxes:
  Current....................................               -               -                    5                 -
  Deferred...................................           4,477             409                8,303             3,240
                                                   -----------     -----------          -----------       -----------
                                                        4,477             409                8,308             3,240
                                                   -----------     -----------          -----------       -----------
Net income...................................          $8,288            $745              $15,379            $5,875
                                                   ===========     ===========          ===========       ===========
Earnings per common share:
   Basic earnings per share .................           $0.48           $0.05                $0.97             $0.39
                                                   ===========     ===========          ===========       ===========
   Diluted earnings per share................           $0.47           $0.05                $0.95             $0.38
                                                   ===========     ===========          ===========       ===========
   Average shares outstanding................          17,332          15,068               15,841            15,065
                                                   ===========     ===========          ===========       ===========
   Average shares outstanding assuming
      dilution...............................          17,711          15,264               16,157            15,329
                                                   ===========     ===========          ===========       ===========



                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                         -------------------------------------
                                                                              1999                 1998
                                                                         ---------------      ----------------
Cash flows from operating activities:
  Net income....................................................               $15,379                $5,875
    Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation, depletion and amortization..............                50,708                47,088
          Provision for deferred income taxes...................                 8,303                 3,240
          Non-cash effects of production payment liabilities....                (1,443)                   -
                                                                         ---------------      ----------------
                                                                                72,947                56,203

          Increase in marketable securities.....................                (2,469)               (5,488)
          (Increase) decrease in accounts receivable............                (3,308)                5,455
          Increase in other current assets......................                  (273)                 (321)
          Increase (decrease) in accounts payable...............                   829                (1,018)
          Increase (decrease) in accrued liabilities............                  (341)                4,543
          Other.................................................                    45                   198
                                                                         ---------------      ----------------
Net cash provided by operating activities.......................                67,430                59,572
                                                                         ---------------      ----------------
Cash flows from investing activities:
 Investment in oil and gas properties...........................               (75,135)             (129,905)
 Building additions and renovations.............................                  (367)                  (17)
 (Increase) decrease in other assets ...........................                (2,062)                1,029
                                                                         ---------------      ----------------
Net cash used in investing activities...........................               (77,564)             (128,893)
                                                                         ---------------      ----------------

Cash flows from financing activities:
   Proceeds from borrowings.....................................                13,000                70,000
   Repayment of debt............................................              (123,024)                  (60)
   Deferred financing costs.....................................                    -                   (160)
   Proceeds from stock offering.................................               131,139                    -
   Expenses for stock offering..................................                  (373)                   -
   Proceeds from the exercise of stock options..................                 1,353                   284
                                                                         ---------------      ----------------
Net cash provided by financing activities.......................                22,095                70,064
                                                                         ---------------      ----------------

Net increase in cash and cash equivalents.......................                11,961                   743

Cash and cash equivalents, beginning of period..................                10,550                10,304
                                                                         ---------------      ----------------
Cash and cash equivalents, end of period........................               $22,511               $11,047
                                                                         ===============      ================
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
      Interest (net of amount capitalized)......................               $13,041               $11,265
      Income taxes..............................................                     5                    -

                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Stone Energy Corporation (the "Company") at September 30, 1999 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2 - EARNINGS PER SHARE

     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and certain employees which totaled approximately 379,000 shares and 196,000 shares in the third quarter of 1999 and 1998, respectively, and 316,000 shares and 264,000 shares in the first nine months of 1999 and 1998, respectively. Options which were considered antidilutive because the exercise price of the options exceeded the average market price for the applicable period totaled 274 shares and 50,000 shares in the third quarter of 1999 and 1998, respectively, and 1,445 shares and 13,000 shares in the first nine months of 1999 and 1998, respectively.

Note 3 - HEDGING ACTIVITIES

     In order to reduce its exposure to the possibility of declining oil and gas prices, from time to time the Company hedges with third parties certain of its crude oil and natural gas production in various swap agreement contracts. The crude oil contracts are tied to the price of NYMEX light sweet crude oil futures and are settled monthly based on the differences between the contract price and the average NYMEX price for that month applied to the related contract volumes. Settlement for gas swap contracts is based on the average closing price of either the last three days or last full month of trading on the NYMEX for each month of the swap.

         The Company's current forward positions are summarized as follows:


                                                     Oil                               Gas
                                       --------------------------------   ------------------------------
                                                           Average                           Average
                                           MBbls            Price             Bbtu            Price
                                       -------------   ----------------   ------------    --------------
          Fourth quarter, 1999            368.0             $19.30            4,600            $2.450

          First quarter, 2000             409.5              19.31            4,550             2.528

          Second quarter, 2000            409.5              19.31            1,820             2.518

          Third quarter, 2000             230.0              19.21            1,840             2.518

          Fourth quarter, 2000            230.0              19.21            1,840             2.518


     For the three- and nine-month periods ended September 30, 1999, the Company recognized net hedging losses of $3.8 million and $1.2 million, respectively, which were recorded in the accompanying condensed consolidated statement of operations as reductions to revenues from oil and gas production. Third quarter and nine-month 1998 oil and gas revenues included net hedging gains of $1.4 million and $3.9 million, respectively.

Note 4 - LONG-TERM DEBT

     On August 3, 1999, the Company used a portion of the net proceeds from its recent stock offering to repay the outstanding borrowings under its credit facility reducing long-term debt to $100.0 million, representing the Company's Senior Subordinated Notes. At September 30, 1999, the Company's borrowing base, which had no outstanding borrowings, was $140.0 million with outstanding letters of credit totaling $7.5 million issued pursuant to the facility. The borrowing base limitation is based on a borrowing base amount established by the banks for the Company's oil and gas properties.

Note 5 - PRODUCTION PAYMENT LIABILITIES

     In June 1999, the Company acquired a 100% working interest in the Lafitte Field by executing an agreement that included a dollar-denominated production payment to be satisfied through the sale of production from the purchased property. At that time, the Company recorded a production payment liability of $4.6 million representing the estimated discounted present value of production payments to be made. As provided for in a separate agreement, on September 23, 1999, Goodrich Petroleum Company, L.L.C. exercised its option to participate for a 49% working interest in the Lafitte Field resulting in a reduction of the Company's production payment liability to $2.3 million at September 30, 1999.

     In July 1999, the Company acquired an additional working interest in East Cameron Block 64 and a 100% working interest in West Cameron Block 176 in exchange for a volumetric production payment. This agreement requires that 7.3 Mmcf of gas per day be delivered to the seller from the Company's South Pelto Block 23 until 8 Bcf of gas have been distributed. At the transaction date, the Company recorded a volumetric production payment liability of $18.0 million representing the estimated discounted cash flow associated with the specific production volumes to be delivered. In accordance with Securities and Exchange Commission rules and regulations, the Company amortizes the volumetric production payment liability as specified deliveries of gas are made to the seller and recognizes non-cash revenue in the form of gas production revenues. At September 30, 1999, the volumetric production payment liability was $16.5 million and $1.5 million had been recognized as gas revenue. The Company has recognized the underlying gas volumes produced, the per unit price effect and the resulting gas revenues related to this agreement in all disclosure schedules, unless otherwise indicated.

Note 6 - INCENTIVE COMPENSATION PLAN

     Due to the Company's performance during the first nine months of 1999, the employee incentive compensation accrual was re-evaluated resulting in third quarter 1999 expense of $0.6 million and nine-month 1999 expense of $1.1 million compared to $0.3 million and $0.8 million for the respective periods in 1998.

Note 7 - PUBLIC OFFERING OF COMMON STOCK

     On July 28, 1999, the Company completed an offering of 3.16 million shares of its common stock at a price to the public of $43.75 per share resulting in net proceeds of $130.7 million which were reflected in the common stock and additional paid in capital accounts of the Company's condensed consolidated balance sheet at September 30, 1999.

Note 8 - NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt SFAS No. 133 during the first quarter of 2001. Because of the nature of the Company's derivative instruments, the Company does not expect that the adoption will have a material impact on the Company's results of operations. However, the adoption may create volatility in equity through changes in other comprehensive income.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:



     We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of September 30, 1999, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


                                                             ARTHUR ANDERSEN LLP

New Orleans, Louisiana
November 1, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development and operation of oil and gas properties onshore and in shallow waters offshore Louisiana. The Company and its predecessors have been active in the Gulf Coast Basin since 1973 and have established extensive geophysical, technical and operational expertise in this area.

     The Company's business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties located in the Gulf Coast Basin. Since implementing its current business strategy in 1989, the Company has acquired interests in 18 fields in the Gulf Coast Basin from major and large independent oil and gas companies. The Company operates all of its properties, which enables the Company to better control the timing, selection and costs of its drilling and production activities. The Company believes that there will continue to be numerous attractive opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by major and large independent companies on projects in deeper waters and in foreign countries.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three- and nine-month periods ended September 30, 1999 and 1998.

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                                 ------------------------     --------------------------
                                                                   1999          1998            1999           1998
                                                                 ----------    ----------     ------------    ----------
Production:
  Oil (MBbls)...............................................           925           700            2,631         2,012
  Gas (MMcf):
    Produced excluding volumetric production payment........         8,970         7,926           28,463        23,127
    Volumetric production payment...........................           667            -               667            -
                                                                 ----------    ----------     ------------    ----------
    Total gas volumes produced..............................         9,637         7,926           29,130        23,127

  Oil and gas (MMcfe):
    Produced excluding volumetric production payment........        14,520        12,126           44,249        35,199
    Volumetric production payment...........................           667            -               667            -
                                                                 ----------    ----------     ------------    ----------
    Total volumes produced..................................        15,187        12,126           44,916        35,199

Sales data (in thousands) (a):
  Oil                                                              $16,042        $8,986          $39,396       $28,402
  Gas:
    Gas sales excluding volumetric production payment......         22,968        17,788           65,968        54,553
    Volumetric production payment..........................          1,494            -             1,494            -
                                                                 ----------    ----------     ------------    ----------
    Total gas sales........................................         24,462        17,788           67,462        54,553

Average sales prices (a):
  Oil (per Bbl)............................................         $17.34        $12.84           $14.97        $14.12
  Gas (per Mcf):
    Price excluding volumetric production payment..........           2.56          2.24             2.32          2.36
    Volumetric production payment..........................           2.24            -              2.24             -
    Net average price......................................           2.54          2.24             2.32          2.36

  Oil and gas (per Mcfe):
    Price excluding volumetric production payment..........           2.69          2.21             2.38          2.36
    Volumetric production payment..........................           2.24            -              2.24             -
    Net average price .....................................           2.67          2.21             2.38          2.36




                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                             ------------------------    ---------------------------
                                                               1999          1998          1999             1998
                                                             ----------    ----------    ---------        ----------
Expenses (per Mcfe):
  Normal lease operating expenses (b)......................      $0.39         $0.37        $0.36             $0.35
  Salaries, general and administrative.....................       0.07          0.08         0.07              0.09
  DD&A on oil and gas properties...........................       1.05          1.30         1.11              1.32

    (a)  Includes the effects of hedging
    (b)  Excludes major maintenance expenses

     For the third quarter of 1999, the Company reported net income totaling $8.3 million or $0.47 per share, compared to net income reported for the third quarter of 1998 of $0.7 million, or $0.05 per share. Net income for the first nine months of 1999 and 1998 totaled $15.4 million and $5.9 million, respectively. The favorable results in net income were due to improvements in the following components:

     PRODUCTION. Production volumes of oil and gas during the third quarter of 1999, compared to the 1998 quarter, rose 32% and 22%, respectively, totaling approximately 925,000 barrels of oil and 9.6 billion cubic feet of gas. On a thousand cubic feet of gas equivalent (Mcfe) basis, production rates for the third quarter of 1999 were 25% higher than the comparative 1998 period. Year-to-date production volumes totaled 2.6 million barrels of oil and 29.1 billion cubic feet of gas, increases of 31% and 26%, respectively over the nine-month 1998 period.

     The increase in 1999 production rates, as compared to 1998, was due primarily to increases at three of the Company's fields. First, the Company successfully executed an aggressive exploration and development program at Vermilion Block 255 by completing and placing on production three exploratory wells and two development wells. At the end of last year, the Company began producing two high pressured gas wells at the South Pelto Block 23 E Platform which have significantly contributed to 1999's favorable production rates. Finally, in May 1999, the Company increased its interest, and therefore its share of production, at its Weeks Island Field through the acquisition of an additional 32% working interest in 11 producing wells.

     PRICES. Average realized prices during the third quarter of 1999 were $17.34 per barrel of oil and $2.54 per Mcf of gas, compared to averages of $12.84 per barrel and $2.24 per Mcf realized in the 1998 period, including the effects of hedging. From time to time, the Company enters into various swap agreement contracts in order to reduce its exposure to the possibility of declining oil and gas prices. For the third quarter of 1999, hedging reduced realized prices by $2.85 per barrel of oil and $0.12 per Mcf of gas as compared to a net increase of $0.18 per Mcf of gas for the comparable period in 1998.

     OIL AND GAS REVENUES. Despite a $3.8 million reduction in revenues as a result of the Company's third quarter 1999 hedging transactions, the favorable increases in oil and gas production rates combined with higher commodities prices resulted in oil and gas revenues increasing 51% to $40.5 million, compared to third quarter 1998 oil and gas revenues of $26.8 million. For the first nine months of 1999, oil and gas revenues increased 29% to $106.9 million, including a $1.2 million year-to-date net reduction in revenues from hedging transactions, compared to oil and gas revenues of $83.0 million during the first nine months of 1998. For the three- and nine-month periods of 1998, oil and gas revenues included positive revenue adjustments from hedging transactions of $1.4 million and $3.9 million, respectively.

     EXPENSES. Normal operating costs during the third quarter of 1999 increased to $6.0 million, compared to $4.5 million during the 1998 period. On a unit of production basis, third quarter 1999 operating costs were $0.39 per Mcfe as compared to $0.37 per Mcfe for the third quarter of 1998. The increase in operating costs was due primarily to a 31% increase in the number of producing wells operated by the Company as a result of the acquisitions of the Lafitte Field and West Cameron Block 176, the increases in working interest at East Cameron Block 64, Eugene Island Block 243 and Weeks Island Field and discoveries at many of the Company's fields including Vermilion Block 255, South Pelto Block 23, Vermilion Block 131 and Eugene Island Block 243.

     General and administrative expenses for the third quarter of 1999 increased in total to $1.1 million from $1.0 million during the third quarter of 1998. However, on a unit basis, these costs declined 13% during the 1999 quarter to $0.07 per Mcfe, compared to $0.08 per Mcfe during the 1998 period. Due to the Company's performance during the first nine months of 1999, the employee incentive compensation accrual was re-evaluated resulting in third quarter 1999 expense of $0.6 million and nine month 1999 expense of $1.1 million compared to $0.3 million and $0.8 million for the respective periods in 1998.

     Depreciation, depletion and amortization (DD&A) expense on the Company's oil and gas properties increased to $15.9 million during the third quarter of 1999, compared to $15.8 million for the 1998 period. However, on a per unit basis, DD&A expense for 1999's third quarter declined to $1.05 per Mcfe versus $1.30 per Mcfe for the comparable 1998 period.

     As a result of the July 1999 stock offering and the subsequent repayment of all outstanding borrowings under the Company's bank credit facility, interest expense during the three-month period ended September 30, 1999 decreased to $3.0 million, compared to $3.5 million during the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW AND WORKING CAPITAL. Pending the use of proceeds from the stock offering, in August 1999 the Company retired all of the outstanding borrowings under its revolving credit facility. Based upon the Company's outlook on oil and gas prices and production rates, the Company believes that its cash flow from operations will be sufficient to fund the current 1999 and 2000 capital expenditures budget. If oil and gas prices or production rates fall below the Company's current expectations, the Company believes that the available borrowings under its bank credit facility will be sufficient to fund the capital expenditures in excess of operating cash flow. Net cash flow from operations before working capital changes for the third quarter and first nine months of 1999 was $27.5 million ($1.55 per share) and $72.9 million ($4.51 per share), compared to $17.1 million ($1.12 per share) and $56.2 million ($3.67 per share) reported for the same periods of 1998. Working capital at September 30, 1999 totaled $27.5 million.

     CAPITAL EXPENDITURES. Capital expenditures during the third quarter of 1999 totaled $36.0 million and primarily consisted of exploration and development expenditures at the Pylos, Triggerfish, Skate, and Orca 2 Prospects in addition to acquisition costs for an additional interest in East Cameron Block 64 and a 100% working interest in West Cameron Block 176. The Company acquired these additional interests through a non-cash volumetric production payment. The accounting for this volumetric production payment resulted in the recording of an $18.0 million asset based upon the estimated discounted cash flow associated with the specific production volumes to be delivered. Capital expenditures during the first nine months of 1999 totaled $95.4 million, compared to expenditures of $129.9 million during the 1998 period. Capital expenditures for the third quarter and nine-month periods of 1999 included $2.0 million and $4.9 million, respectively, of capitalized general and administrative costs and $0.1 million and $0.3 million, respectively, of capitalized interest. These investments were financed by a combination of cash flow from operations, production payment obligations and borrowings under the Company's bank revolver.

     ACQUISITION COSTS. During 1999, the Company acquired additional interests in three of its existing fields and completed the acquisition of two new fields. In May 1999, the Company acquired an additional 32% working interest in a portion of the Weeks Island Field for $5.7 million. In June 1999, the Company acquired a majority interest and control of operations in the Lafitte Field for $6.1 million in cash and a production payment to be satisfied through the sale of production from the purchased property. During September 1999, Goodrich Petroleum Company, L.L.C. exercised its option to participate for a 49% working interest in the Lafitte Field resulting in a cash reimbursement to the Company of approximately $3.0 million and a proportional reduction in the production payment liability. In June 1999, the Company acquired from a co-owner a residual interest, relative to a farmin interest, on a 29% working interest and 24.24% net revenue interest in the Eugene Island Block 243 Field for $0.1 million. In July 1999, the Company acquired a 62.5% working interest in the East Cameron Block 64 Field and a 100% working interest in the West Cameron Block 176 Field, as well as control of operations for both fields, in exchange for a volumetric production payment of 8 Bcf of gas to be delivered over a three-year period from the South Pelto Block 23 Field. With the 1999 acquisitions, the Company now serves as operator on all of its 18 properties.

     DEVELOPMENT COSTS. During 1999, the Company completed numerous development drilling, workover and recompletion operations and facilities installations in an effort to develop its property base and to increase cash flow from the Company's proved reserves. During the first nine months of 1999, the development drilling program achieved a 100% success rate consisting of the Eugene Island Block 243 No. D-1 Well, the OCS-G 1152 No. H-5 and OCS-G 1153 No. D-3 wells at Vermilion Block 255, the Clovelly Corporation No. 41 and Dereda Thomas No. 1 wells at Clovelly Field and the OCS-G 0775 No. 18 Well at Vermilion Block 131. The year's most significant workover projects include the OCS-G 0079 No. 1 Well at Vermilion Block 46 and the OCS-G 0089 No. 7 Well at East Cameron Block 64, one of which was successful. The Company also installed saltwater injection equipment at the Dereda Thomas No. 2 SWD Well at Clovelly Field and upgraded the production facilities at Eugene Island Block 243 to accommodate current oil production from the D-1 Well and any future oil production from additional discoveries in the field.

     EXPLORATORY COSTS. In an effort to provide additions to the Company's existing oil and gas reserve base, during 1999, the Company has completed drilling operations on six exploratory wells, five of which were successful. These five wells include the OCS-G 1152 No. H-4 Well at Vermilion Block 255's Slide Prospect, the OCS-G 1152 No. A-7 STK at Vermilion Block 255's Bubble Prospect, the OCS-G 14519 No. 1 Well at South Timbalier Block 71's Triggerfish Prospect, the OCS-G 3135 No. 2 Well at Vermilion Block 255's Pylos Prospect and the OCS-G 0775 No. 19 Well at Vermilion Block 131's Skate Prospect. In the third quarter, the Company spudded the OCS-G 2899 No. A-7 Well at Eugene Island Block 243's Orca 2 Prospect and the Myles Salt No. 1 Well at Weeks Island Field's Iberia-Myles Salt No. 1 ITW Prospect.

     BUDGETED CAPITAL EXPENDITURES. The Company has a capital expenditures budget of approximately $32.2 million for the fourth quarter of 1999 bringing the 1999 annual budget to a total of $127.6 million, including $28.6 million in acquisition costs incurred during the first nine months of 1999. For the year 2000, the Company's budget totals $117.8 million for oil and gas properties it now owns. The Company is currently evaluating a significant number of potential acquisitions, although no future acquisitions can be assured. Significant investments are budgeted at East Cameron Block 64, Lafitte Field, Vermilion Block 255, South Timbalier Block 8, Eugene Island Block 243 and Weeks Island Field for the remainder of 1999 with significant projects budgeted at Vermilion Block 255, Eugene Island Block 243, Weeks Island Field, West Cameron Block 176, Clovelly Field and Lake Hermitage Field for the year 2000. The budgeted activities include projects which seek to increase cash flow from proved reserves and provide additions to the Company's reserve base.

     LONG-TERM FINANCING. On July 28, 1999, the Company completed an offering of
3.16 million shares of its common stock at a price to the public of $43.75 per share. After payment of the underwriting discount and expenses, the Company received net proceeds of $130.7 million. On August 3, 1999, the Company used a portion of the net proceeds from its stock offering to repay the outstanding borrowings of $120.0 million under its credit facility. This reduced long-term debt to $100.0 million, representing the Company's Senior Subordinated Notes. The proceeds from the stock offering will ultimately be used to fund specifically identified exploration and development activities, to finance potential property acquisitions and for other general corporate purposes.

     The Company has a $150 million credit facility with a borrowing base limitation of $140 million due July 30, 2001. At September 30, 1999, the Company had no outstanding borrowings under its borrowing base and had outstanding letters of credit totaling $7.5 million. The borrowing base limitation is based on a borrowing base amount established by the banks for the Company's oil and gas properties.

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

     Regarding the Company's Non-IT Systems, which primarily consist of systems with embedded technology, the Company has completed its assessment of all date-sensitive components and believes that it has replaced or modified all critical non-compliant Non-IT Systems. Costs incurred as of September 30, 1999, and estimated remaining costs related to Y2K compliance total approximately
$15,000. In addition to the expensed Y2K compliance costs, the Company capitalized a total of $1.6 million of costs related to computer hardware and software upgrades during the fourth quarter of 1998 and the first nine months of 1999. The upgrades were necessary due to the growth in the Company's number of employees and level of operations over the past 24 months. The Company does not separately track internal payroll costs incurred for employees involved in the Y2K compliance effort.

     Based on risk assessments, the Company believes the most likely Y2K related failure would be a temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on the Company's financial condition or results of operations. Based on the Company's assessment of the Y2K risk associated with third parties' systems, the Company believes that the probability of the occurrence of a disruption is low. The Company will develop specific contingency plans to address certain risk areas, as needed. There can be no assurance that the Company will not be materially adversely affected by Y2K problems or related costs.

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

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
           *15.1 - Letter from Arthur Andersen LLP dated November 8, 1999, regarding unaudited interim financial information. *27.1 - Financial Data Schedule
           *27.2 - Financial Data Schedule-Restated

(b)      Reports on Form 8-K
           The following reports were filed after June 30, 1999:

                  Date of Report            Item Reported
                  --------------            -------------
                  July 28, 1999             Items 5 and 7

           *  Filed with this report.

                                    SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STONE ENERGY CORPORATION


Date: November 10, 1999                     By:     /s/James H. Prince
                                               ---------------------------------
                                                       James H. Prince
                                                Vice President, Chief Financial
                                                     Officer and Treasurer
                                                 (Principal Financial Officer)