Form 10-Q
period 2000-03-31
STONE ENERGY CORP
filed 2000-05-10
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

                                  Yes X No ___

     As of May 8, 2000, there were 18,432,125 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1. Financial Statements:
         Condensed Consolidated Balance Sheet
          as of March 31, 2000 and December 31, 1999.....................      1

         Condensed Consolidated Statement of Operations
          for the Three Months Ended March 31, 2000 and 1999.............      2

         Condensed Consolidated Statement of Cash Flows
          for the Three Months Ended March 31, 2000 and 1999.............      3

         Notes to Condensed Consolidated Financial Statements............      4

         Auditors' Review Report.........................................      6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................      7


                                     PART II

Item 6. Exhibits and Reports on Form 8-K.................................     10

                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                              March 31,                  December 31,
                                ASSETS                                          2000                        1999
                                                                      ------------------------     ----------------------
                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents....................................                    $13,818                    $13,874
    Marketable securities, at market.............................                     31,035                     34,906
    Accounts receivable..........................................                     35,256                     29,729
    Other current assets.........................................                         76                        297
                                                                      ------------------------     ----------------------
      Total current assets.......................................                     80,185                     78,806

Oil and gas properties, net:
    Proved.......................................................                    356,648                    335,959
    Unevaluated..................................................                     16,957                     17,182

Building and land, net...........................................                      3,858                      3,864
Fixed assets, net................................................                      2,865                      2,850
Other assets, net................................................                      3,382                      3,077
                                                                      ------------------------     ----------------------
      Total assets...............................................                   $463,895                   $441,738
                                                                      ========================     ======================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and
    accrued liabilities..........................................                    $61,078                    $55,919
Long-term debt...................................................                    100,000                    100,000
Production payments..............................................                     15,890                     17,284
Deferred tax liability...........................................                      6,871                        746
Other long-term liabilities......................................                      1,152                      2,202
                                                                      ------------------------     ----------------------
      Total liabilities..........................................                    184,991                    176,151
                                                                      ------------------------     ----------------------

Common stock.....................................................                        184                        183
Additional paid in capital.......................................                    254,047                    252,941
Retained earnings................................................                     24,673                     12,463
                                                                      ------------------------     ----------------------
      Total stockholders' equity.................................                    278,904                    265,587
                                                                      ------------------------     ----------------------
      Total liabilities and stockholders' equity.................                   $463,895                   $441,738
                                                                      ========================     ======================

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                        ------------------------------------------------
                                                                                2000                       1999
                                                                        --------------------       ---------------------
Revenues
    Oil and gas production.......................................                  $47,226                     $30,490
    Overhead reimbursements and management fees..................                      181                         161
    Other income.................................................                      733                         271
                                                                        --------------------       ---------------------
      Total revenues.............................................                   48,140                      30,922
                                                                        --------------------       ---------------------
Expenses

    Normal lease operating expenses..............................                    6,263                       4,828
    Major maintenance expenses...................................                      548                         100
    Production taxes.............................................                    1,220                         515
    Depreciation, depletion and amortization.....................                   17,179                      17,688
    Interest.....................................................                    2,422                       3,814
    Salaries, general and administrative.........................                    1,471                       1,077
    Incentive compensation plan..................................                      252                         210
                                                                        --------------------       ---------------------
      Total expenses.............................................                   29,355                      28,232
                                                                        --------------------       ---------------------
Net income before income taxes...................................                   18,785                       2,690
                                                                        --------------------       ---------------------

Provision for income taxes
    Current......................................................                 -                          -
    Deferred.....................................................                    6,575                         944
                                                                        --------------------       ---------------------
                                                                                     6,575                         944
                                                                        --------------------       ---------------------
Net income.......................................................                  $12,210                      $1,746
                                                                        ====================       =====================

Earnings per common share:
    Basic earnings per share.....................................                    $0.67                       $0.12
                                                                        ====================       =====================
    Diluted earnings per share...................................                    $0.65                       $0.11
                                                                        ====================       =====================
    Average shares outstanding...................................                   18,349                      15,078
                                                                        ====================       =====================
    Average shares outstanding assuming dilution.................                   18,667                      15,281
                                                                        ====================       =====================

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                        -------------------------------------------------
                                                                                2000                        1999
                                                                        ---------------------       ---------------------
Cash flows from operating activities:
Net income......................................................                   $12,210                     $1,746
    Adjustments to reconcile net income to net cash
         provided by operating activities:
          DD&A and other non-cash expenses......................                    17,234                     17,688
          Provision for deferred income taxes...................                     6,575                        944
          Non-cash effect of production payments................                    (1,336)                      -
                                                                        ---------------------       ---------------------
                                                                                     34,683                    20,378
          (Increase) decrease in marketable securities..........
          (Increase) decrease in accounts receivable............                      3,871                      (156)
          Decrease in other current assets......................                     (5,527)                    6,915
          Decrease in accrued liabilities.......................                        221                       110
          Other.................................................                     (4,977)                   (5,040)
                                                                                        164                      (264)
                                                                        ---------------------       ---------------------
Net cash provided by operating activities.......................                     28,435                    21,943
                                                                        ---------------------       ---------------------
Cash flows from investing activities:

     Investment in oil and gas properties.......................                    (28,472)                  (22,592)
     Building additions and renovations.........................                        (20)                     (274)
     Increase in other assets ..................................                       (398)                     (790)
                                                                        ---------------------       ---------------------
Net cash used in investing activities...........................                    (28,890)                  (23,656)
                                                                        ---------------------       ---------------------

Cash flows from financing activities:

   Proceeds from borrowings.....................................                       -                        4,000
   Repayment of debt............................................                       -                          (22)
   Production payments..........................................                        (58)                     -
   Deferred financing costs.....................................                       (200)                     -
   Proceeds from the exercise of stock options..................                        657                       172
                                                                        ---------------------       ---------------------
Net cash provided by financing activities.......................                        399                     4,150
                                                                        ---------------------       ---------------------

Net increase (decrease) in cash and cash equivalents............                        (56)                    2,437

Cash and cash equivalents, beginning of period..................                     13,874                    10,550
                                                                        ---------------------       ---------------------
Cash and cash equivalents, end of period........................                    $13,818                   $12,987
                                                                        =====================       =====================

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
      Interest (net of amount capitalized)......................                     $4,408                    $6,026
      Income taxes..............................................                       -                         -


                            STONE ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Stone Energy Corporation at March 31, 2000 and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2 - EARNINGS PER SHARE

     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and certain employees. There were approximately 318,000 dilutive shares and 203,000 dilutive shares for the first quarters of 2000 and 1999, respectively.

     Options that were considered anti-dilutive because the exercise price of the stock exceeded the average price for the applicable period totaled approximately 8,200 shares and 7,800 shares in the first quarters of 2000 and 1999, respectively.

Note 3 - HEDGING ACTIVITIES

     In order to reduce our exposure to the possibility of declining oil and gas prices, from time to time we hedge with third parties certain of our crude oil and natural gas production. We currently utilize two forms of hedging contracts: fixed price swaps and collars. Fixed price swaps typically provide for monthly payments by us (if prices rise) or to us (if prices fall) based on the difference between the strike price and the agreed-upon average of NYMEX prices. For collars, monthly payments are made by us if NYMEX prices rise above the ceiling price and to us if NYMEX prices fall below the floor price. Oil contracts typically settle using the average of the daily closing prices for a calendar month. Natural gas contracts typically settle using the average closing prices of near month NYMEX futures contracts for the three days prior to the settlement date. Because our properties are located in the Gulf Coast Basin, we believe that fluctuations in NYMEX prices will closely match changes in market prices for our production.

     Our current forward positions are summarized as follows:


                                             Fixed Price Swaps
                               -----------------------------------------------
                                      Gas                          Oil
                               -----------------           -------------------
                               Volume                      Volume
                               (BBtus)     Price           (Bbls)        Price
                               -------     -----           ------        -----

Second Quarter, 2000           1,820       $2.518          409,500       $19.31

Third Quarter, 2000            1,840       $2.518          230,000       $19.21

Fourth Quarter, 2000           1,840       $2.518          230,000       $19.21

                                                              Collars
                                  ------------------------------------------------------------------
                                             Gas                                     Oil
                                  ---------------------------            ---------------------------
                                  Volume                                 Volume
                                  (BBtus)    Floor    Ceiling            (Bbls)     Floor    Ceiling
                                  -------    -----    -------            ------     -----    -------
Second Quarter, 2000               3,640     $2.60     $3.50                -         -         -
Third Quarter, 2000                3,680     $2.60     $3.50             230,000    $21.00    $27.53
Fourth Quarter, 2000               3,680     $2.60     $3.50             230,000    $21.00    $27.53


     During the first quarters of 2000 and 1999, we realized net increases (decreases) in oil and gas revenues related to hedging transactions of ($3.6) million and $2.4 million, respectively.

Note 4 - LONG-TERM DEBT

     On February 2, 2000, our credit agreement was amended to increase the facility to $200 million and to extend the maturity date to July 30, 2005. During April 2000, the bank group reviewed our reserves and increased the borrowing base of the amended credit facility by $60 million to $200 million. At March 31, 2000, we had outstanding letters of credit totaling $7.5 million and no outstanding borrowings.

Note 5 - PRODUCTION PAYMENTS

     In June 1999, we acquired a 100% working interest in the Lafitte Field by executing an agreement that included a dollar-denominated production payment to be satisfied through the sale of production from the purchased property. Based on the quarterly revaluation of this transaction, at March 31, 2000, the production payment associated with this purchase totaled $2.4 million.

     In July 1999, we acquired an additional working interest in East Cameron Block 64 and a 100% working interest in West Cameron Block 176 in exchange for a volumetric production payment. This agreement requires that 7.3 MMcf of gas per day be delivered to the seller from South Pelto Block 23 until 8 Bcf of gas have been distributed. We amortize the volumetric production payment as specified deliveries of gas are made to the seller and recognize non-cash revenue in the form of gas production revenues. At March 31, 2000, the volumetric production payment was $13.4 million and $1.5 million had been recognized as gas revenue during the quarter.

Note 6 - NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We expect to adopt SFAS No. 133 on January 1, 2001. The adoption may create volatility in equity through changes in other comprehensive income due to the marking to market of our hedging contracts, however, we believe these instruments will be treated as hedges under SFAS No. 133 and thus we do not anticipate that the standard will have a material impact on our results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:

     We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Stone Energy Corporation as of December 31, 1999 (not presented herein), and, in our report dated March 6, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                             ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 27, 2000

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Throughout this document we make statements that are classified as "forward-looking". Please refer to the "Forward-Looking Statements" section on page 10 of this document for an explanation of these types of assertions. We also use the terms "Stone", "Stone Energy", "Company", "we", "us" and "our" to refer to Stone Energy Corporation.

OVERVIEW

     Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development and operation of oil and gas properties onshore and in shallow waters offshore Louisiana. We have been active in the Gulf Coast Basin since 1973 and have established extensive geophysical, technical and operational expertise in this area.

     Our business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties located in the Gulf Coast Basin. Since implementing our business strategy in 1990, we have acquired interests in 20 fields in the Gulf Coast Basin from major and large independent oil and gas companies. At March 31, 2000, we served as operator on all of our properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be numerous attractive opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by major and large independent companies on projects away from the onshore and shallow water shelf regions of the the Gulf.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to our oil and gas operations.

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                           ---------------------------------------
                                                                                 2000                   1999
                                                                           ----------------       ----------------
PRODUCTION:
 Oil (MBbls)................................................                           753                   830
 Gas (MMcf):
    Produced excluding volumetric production payment........                        10,259                 9,918
    Volumetric production payment...........................                           667                  -
                                                                            ---------------        ----------------
    Total gas volumes produced..............................                        10,926                 9,918
 Oil and gas (MMcfe):
    Produced excluding volumetric production payment........                        14,777                14,898
    Volumetric production payment...........................                           667                  -
                                                                           -----------------       ----------------
    Total volumes produced..................................                        15,444                14,898
SALES DATA (IN THOUSANDS) (a):
  Oil.......................................................                       $18,137                $9,804
  Gas:
    Gas sales excluding volumetric production payment.......                        27,595                20,686
    Volumetric production payment...........................                         1,494                  -
                                                                           ------------------      ----------------
    Total gas sales.........................................                        29,089                20,686
AVERAGE SALES PRICES (a):
  Oil (per Bbl).............................................                        $24.09                $11.81
  Gas (per Mcf):
    Price excluding volumetric production payment...........                          2.69                  2.09
    Volumetric production payment...........................                          2.24                   -
    Net average price.......................................                          2.66                  2.09
  Oil and gas (per Mcfe):
    Price excluding volumetric production payment...........                          3.09                  2.05
    Volumetric production payment...........................                          2.24                   -
    Net average price ......................................                          3.06                  2.05


                                                                                     Three Months Ended
                                                                                           March 31,
                                                                           ---------------------------------------
                                                                                 2000                   1999
                                                                           ----------------       ----------------
EXPENSES (PER MCFE):
 Normal lease operating expenses (b).......................                      $0.41                 $0.32
 Salaries, general and administrative......................                       0.10                  0.07
 DD&A on oil and gas properties............................                       1.10                  1.17


 (a)  Includes the effects of hedging
 (b)  Excludes major maintenance expenses

     For the first quarter of 2000, we reported net income totaling $12.2 million, or $0.65 per share, compared to net income reported for the first quarter of 1999 of $1.7 million, or $0.11 per share. The favorable results in net income were due to improvements in the following components:

     PRODUCTION. Volumes of natural gas produced during the first quarter of 2000 increased to approximately 10.9 billion cubic feet as compared to first quarter 1999 gas production volumes of 9.9 billion cubic feet, while volumes of oil produced during the first quarter of 2000 declined to approximately 753,000 barrels as compared to 830,000 barrels of oil produced during the first quarter of 1999. On a Mcfe basis, first quarter 2000 production was 4% higher than first quarter 1999 production volumes.

     The increase in 2000 production rates, as compared to 1999, was due primarily to increases at three of our fields. First, in July 1999, we increased our interest, and therefore our share of production, at East Cameron Block 64 through the acquisition of an additional 62.5% working interest in that field. Also during 1999, we successfully executed an aggressive exploration and development program at Vermilion Block 255 by completing and placing on production three exploratory wells and two development wells. In February 2000, production from the OCS-G 2899 No. A-7 Well (Orca Prospect) was brought on-line, boosting production volumes at Eugene Island Block 243. These production increases were partially offset by normal production declines at other fields.

     PRICES. Average realized prices during the first quarter of 2000 were $24.09 per barrel of oil and $2.66 per Mcf of gas and represented a 49% increase, on a Mcfe basis, over average prices of $11.81 per barrel and $2.09 per Mcf realized in the 1999 period, including the effects of hedging. From time to time, we enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the first quarter of 2000, hedging transactions reduced the average price we received for oil by $5.12 per barrel and increased the average price received for gas by $0.03 per Mcf as compared to a net increase of $0.25 per Mcf of gas for the comparable period in 1999.

     OIL AND GAS REVENUES. The favorable increases in commodities prices combined with the increase in production rates resulted in oil and gas revenues increasing 55% to $47.2 million for the first quarter of 2000, compared to first quarter 1999 oil and gas revenues of $30.5 million.

     EXPENSES. Normal operating costs during the first quarter of 2000 increased to $6.3 million, compared to $4.8 million during the 1999 period. On a unit of production basis, first quarter 2000 operating costs were $0.41 per Mcfe as compared to $0.32 per Mcfe for the first quarter of 1999. The increase in operating costs was due primarily to a 50% increase in the number of producing wells that we operate as a result of the acquisitions of Lafitte Field, West Cameron Block 176 and East Cameron Block 46, the increases in working interest at East Cameron Block 64, Eugene Island Block 243 and Weeks Island Field and discoveries at many of our fields including Vermilion Block 255, Vermilion Block 131, Clovelly Field and Eugene Island Block 243, in addition to an overall increase in the cost of oil field services.

     As a result of higher oil and gas prices and increased onshore production volumes, production revenues from onshore properties during the first quarter of 2000 increased 137% from first quarter 1999. Therefore, production taxes for the first quarter of 2000 increased to $1.2 million compared to $0.5 million for the first quarter of 1999.

     General and administrative expenses for the first quarter of 2000 increased in total to $1.5 million, or $0.10 per Mcfe, from $1.1 million, or $0.07 per Mcfe, for the first quarter of 1999. Both general and administrative and incentive compensation expenses for the first quarter of 2000 were affected by a 26% increase in our staff level over the first quarter of 1999.

     Depreciation, depletion and amortization (DD&A) expense on our oil and gas properties decreased to $16.9 million or $1.10 per Mcfe during the first quarter of 2000, compared to $17.4 million or $1.17 per Mcfe for the first quarter of 1999. This decrease resulted primarily from the increase in average commodities prices realized during the first quarter of 2000.

     As a result of the July 1999 stock offering and the subsequent repayment of all outstanding borrowings under our bank credit facility, interest expense during the three-month period ended March 31, 2000 decreased to $2.4 million, compared to $3.8 million during the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW AND WORKING CAPITAL. Net cash flow from operations before working capital changes for the first quarter of 2000 was $34.7 million, compared to $20.4 million reported for the same period of 1999. Working capital at March 31, 2000 totaled $19.1 million.

     CAPITAL EXPENDITURES. Capital expenditures during the first quarter of 2000 totaled $37.4 million and included $2.0 million of capitalized general and administrative costs. These investments were financed by a combination of cash flow from operations and cash.

     DEVELOPMENT COSTS. During the first quarter of 2000, we completed numerous development drilling, workover and recompletion operations and facilities installations in an effort to develop our property base and to increase cash flow from proved reserves. During 2000, we drilled two development wells, both of which were successful, consisting of the West Cameron Block 176 No. 2 Well and the LLDSB No. 30 Well at Lake Hermitage Field. The quarter's most significant recompletion projects included the East Cameron Block 64 No. 9 Well, the Vermilion Block 131 No. C-6 Well and the Rigolets No. 161 Well at Lafitte Field, all of which were successful. In order to accommodate additional production capacity, facilities upgrades were performed at many of our fields with the most significant being the upgrades and oil pipeline installation at East Cameron Block 64.

     EXPLORATORY COSTS. In an effort to provide additions to our existing oil and gas reserve base, during the first quarter of 2000, we completed drilling operations on six exploratory wells, four of which were successful. These four wells include the State Lease 14905 No. 2 Well at the Osprey Prospect, the OCS-G 2082 No. G-5 Well at Vermilion Block 255's Corinth Prospect, the LL&E No. 198 Well at Lafitte Field's Pinehurst Prospect and the LLDSB No. 9 Well at Lake Hermitage Field's Sweetgum Prospect. In addition to completed wells, in the first quarter we spudded the OCS-G 0775 No. 21 Well at Vermilion Block 131's Whiptail Prospect, the LL&E No. 1 Well at Lake Hermitage Field's Locust Prospect and the LL&E No. 2 Well at Lake Hermitage Field's Magnolia Prospect.

     BUDGETED CAPITAL EXPENDITURES AND LONG-TERM FINANCING. For the year 2000, we have budgeted what would be a record year for drilling wells with 30 new wells scheduled. We have budgeted $130.5 million for our 2000 exploration and development plans including $30.7 million for drilling on properties acquired during 1999. Approximately 54% of our capital expenditures budget has been allocated for activities at the Vermilion Block 255, Eugene Island Block 243, South Timbalier Block 8, East Cameron Block 64 and South Pelto Block 23 Fields.

     Based upon our outlook on oil and gas prices and production rates, we believe that our cash flow from operations and existing working capital will be sufficient to fund the current 2000 capital expenditures budget. If oil and gas prices or production rates fall below our current expectations, we believe that the available borrowings under our bank credit facility will be sufficient to fund the capital expenditures in excess of operating cash flow.

     On February 2, 2000, our credit agreement was amended to increase the facility to $200 million and to extend the maturity date to July 30, 2005. During April 2000, the bank group reviewed our reserves and increased the borrowing base of the amended credit facility by $60 million to $200 million. At March 31, 2000, we had outstanding letters of credit totaling $7.5 million and no outstanding borrowings.

     We believe that the opportunity for acquisitions in our area of operations remains strong due to the general exodus from the shallow water and shelf region of the Gulf. Although we do not budget acquisitions, we are aggressively evaluating properties and transaction alternatives to add to our existing property base. One or a combination of certain of these possible transactions could fully utilize our existing sources of capital. Although we have no plans to access the public markets for purposes of capital, if the opportunity arose, we would consider such funding sources to provide capital in excess of what is currently available to us. We would compare and contrast the cost of debt financing with the potential dilution of equity offerings to determine the appropriate financing vehicle to maximize stockholder value.

     FORWARD-LOOKING STATEMENTS. This Form 10-Q and the information incorporated by reference contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The words "expect", "project", "estimate", "believe", "anticipate", "intend", "budget", "plan", "forecast", "predict" and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors.

     When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other risk factors as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

     All forward-looking statements attributable to Stone Energy Corporation are expressly qualified in their entirety by this cautionary statement.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          *10.1 - Third Amendment and Restatement of the Third Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and Bank of America N.A., as Agent, dated as of February 2, 2000.

          *15.1 - Letter from Arthur Andersen LLP dated May 5, 2000, regarding unaudited interim financial information.

          *27.1 - Financial Data Schedule

          *Filed herewith

     (b) There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    STONE ENERGY CORPORATION

Date: May 10, 2000                      By:            /s/James H. Prince
                                                 ------------------------------
                                                          James H. Prince
                                                 Vice President, Chief Financial
                                                       Officer and Treasurer
                                                   (Principal Financial Officer)