Form 10-Q
period 2000-06-30
STONE ENERGY CORP
filed 2000-08-09
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

                                  Yes X No ___

     As of August 9, 2000, there were 18,473,125 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                     PART I

Item 1.    Financial Statements:
            Condensed Consolidated Balance Sheet
             as of June 30, 2000 and December 31, 1999.................  1

           Condensed Consolidated Statement of Operations
            for the Three and Six Months Ended June 30, 2000 and 1999..  2

           Condensed Consolidated Statement of Cash Flows
            for the Six Months Ended June 30, 2000 and 1999............  3

           Notes to Condensed Consolidated Financial Statements........  4

           Auditors' Review Report.....................................  6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................  7

                                     PART II

Item 4.    Submission of Matters to a Vote of Security Holders......... 11

Item 6.    Exhibits and Reports on Form 8-K............................ 11

                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)




                                                                             JUNE 30,         DECEMBER 31,
                                ASSETS                                         2000               1999
                                                                         ---------------    ----------------
                                                                           (Unaudited)
Current assets:
    Cash and cash equivalents....................................              $44,202             $13,874
    Marketable securities, at market.............................                  300              34,906
    Accounts receivable..........................................               45,047              29,729
    Other current assets.........................................                  286                 297
                                                                         ---------------    ----------------
      Total current assets.......................................               89,835              78,806

Oil and gas properties, net:
    Proved.......................................................              379,175             335,959
    Unevaluated..................................................               16,916              17,182

Building and land, net...........................................                4,404               3,864
Fixed assets, net................................................                2,956               2,850
Other assets, net................................................                3,345               3,077
                                                                         ---------------    ----------------
      Total assets...............................................             $496,631            $441,738
                                                                         ===============    ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and
    accrued liabilities..........................................              $66,433             $55,919
Long-term debt...................................................              100,000             100,000
Production payments..............................................               14,302              17,284
Deferred tax liability...........................................               15,327                 746
Other long-term liabilities......................................                1,172               2,202
                                                                         ---------------    ----------------
      Total liabilities..........................................              197,234             176,151
                                                                         ---------------    ----------------

Common stock.....................................................                  184                 183
Additional paid in capital.......................................              256,753             252,941
Retained earnings................................................               42,460              12,463
                                                                         ---------------    ----------------
      Total stockholders' equity.................................              299,397             265,587
                                                                         ---------------    ----------------
      Total liabilities and stockholders' equity.................             $496,631            $441,738
                                                                         ===============    ================


                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             JUNE 30,                               JUNE 30,
                                                   ---------------------------          ------------------------------
                                                       2000            1999                 2000               1999
                                                   -----------     -----------          ------------       -----------
REVENUES
  Oil and gas production.....................         $58,806         $35,864              $106,032           $66,354
  Overhead reimbursements
     and management fees.....................             180             188                   361               349
  Other income...............................             649             221                 1,382               492
                                                   -----------     -----------          ------------       -----------
         Total revenues......................          59,635          36,273               107,775            67,195
                                                   -----------     -----------          ------------       -----------

EXPENSES
  Normal lease operating expenses............           6,406           5,231                12,669            10,059
  Major maintenance expenses.................           1,667              81                 2,215               181
  Production taxes...........................           1,494             670                 2,714             1,185
  Depreciation, depletion and
    amortization.............................          18,985          16,831                36,164            34,519
  Interest...................................           1,973           3,895                 4,395             7,709
  Salaries, general and administrative.......           1,410           1,122                 2,881             2,199
  Incentive compensation plan................             336             211                   588               421
                                                   -----------     -----------          ------------       -----------
         Total expenses......................          32,271          28,041                61,626            56,273
                                                   -----------     -----------          ------------       -----------

Net income before income taxes...............          27,364           8,232                46,149            10,922
                                                   -----------     -----------          ------------       -----------

Provision for income taxes:
  Current....................................              67               5                    67                 5
  Deferred...................................           9,510           2,882                16,085             3,826
                                                   -----------     -----------          ------------       -----------
                                                        9,577           2,887                16,152             3,831
                                                   -----------     -----------          ------------       -----------
Net income...................................         $17,787          $5,345               $29,997            $7,091
                                                   ===========     ===========          ============       ===========

Earnings per common share:
   Basic earnings per share .................           $0.97           $0.35                 $1.63             $0.47
                                                   ===========     ===========          ============       ===========
   Diluted earnings per share................           $0.94           $0.35                 $1.60             $0.46
                                                   ===========     ===========          ============       ===========
   Average shares outstanding................          18,430          15,088                18,390            15,083
                                                   ===========     ===========          ============       ===========
   Average shares outstanding assuming
      dilution...............................          18,832          15,403                18,757            15,351
                                                   ===========     ===========          ============       ===========

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                         --------------------------------------
                                                                               2000                  1999
                                                                         ----------------      ----------------
Cash flows from operating activities:
  Net income....................................................                 $29,997                $7,091
    Adjustments to reconcile net income to net cash
         provided by operating activities:
          DD&A and other non-cash expenses......................                  36,279                34,519
          Provision for deferred income taxes...................                  16,085                 3,826
          Non-cash effect of production payments................                  (2,752)                 -
                                                                         ----------------      ----------------
                                                                                  79,609                45,436

          Decrease in marketable securities.....................                  34,606                 8,235
          Increase in accounts receivable.......................                 (15,318)                 (349)
          (Increase) decrease in other current assets...........                      11                  (364)
          Increase in accrued liabilities.......................                   3,025                 1,767
          Other.................................................                     (55)                   17
                                                                         ----------------      ----------------
Net cash provided by operating activities.......................                 101,878                54,742
                                                                         ----------------      ----------------
Cash flows from investing activities:
     Investment in oil and gas properties.......................                 (72,330)              (56,109)
     Building additions and renovations.........................                    (591)                 (311)
     Increase in other assets ..................................                    (508)               (1,450)
                                                                          ----------------      ----------------
Net cash used in investing activities...........................                 (73,429)              (57,870)
                                                                          ----------------      ----------------

Cash flows from financing activities:
   Proceeds from borrowings.....................................                    -                   13,000
   Repayment of debt............................................                    -                   (3,024)
   Production payments..........................................                    (230)                 -
   Deferred financing costs.....................................                    (200)                 -
   Expenses for stock offering..................................                    -                      (87)
   Proceeds from the exercise of stock options..................                   2,309                   454
                                                                          ----------------      ----------------
Net cash provided by financing activities.......................                   1,879                10,343
                                                                          ----------------      ----------------
Net increase in cash and cash equivalents.......................                  30,328                 7,215

Cash and cash equivalents, beginning of period..................                  13,874                10,550
                                                                          ----------------      ----------------
Cash and cash equivalents, end of period........................                 $44,202               $17,765
                                                                          ================      ================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)......................                  $4,067                $9,602
      Income taxes..............................................                      67                     5


                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Stone Energy Corporation at June 30, 2000 and for the three- and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - EARNINGS PER SHARE

     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and employees. There were approximately 402,000 dilutive shares and 315,000 dilutive shares for the second quarters of 2000 and 1999, respectively, and 367,000 dilutive shares and 268,000 dilutive shares for the first six months of 2000 and 1999, respectively.

     Options which were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled 7,647 shares and 16 shares in the second quarters of 2000 and 1999, respectively, and 13,336 shares and 3,388 shares in the first six months of 2000 and 1999, respectively.

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

         Our current forward positions are summarized as follows:

                                           Fixed Price Swaps
                          --------------------------------------------------
                                    Gas                        Oil
                          ----------------------    ------------------------
                            Volume                   Volume
                            (BBtus)      Price       (Bbls)          Price
                          ----------    -------    ----------       -------
Third Quarter, 2000           1,840       $2.518      230,000         $19.21
Fourth Quarter, 2000          1,840       $2.518      230,000         $19.21

                                                               Collars
                             ----------------------------------------------------------------------------
                                             Gas                                     Oil
                             -----------------------------------    -------------------------------------
                               Volume                                 Volume
                              (BBtus)       Floor      Ceiling        (Bbls)        Floor        Ceiling
                             ----------    --------    ---------    -----------   ----------    ---------
Third Quarter, 2000            3,680        $2.60        $3.50        230,000      $21.00        $27.53
Fourth Quarter, 2000           3,680        $2.60        $3.50        230,000      $21.00        $27.53

     During the second quarters of 2000 and 1999, we realized net (decreases) increases in oil and gas revenues related to hedging transactions of ($6.3) million and $0.2 million, respectively. Six-month 2000 and 1999 oil and gas revenues included net (decreases) increases of ($9.9) million and $2.6 million, respectively.

NOTE 4 - LONG-TERM DEBT

     Our borrowing base at June 30, 2000 was $200 million with outstanding letters of credit totaling $7.5 million and no outstanding borrowings.

NOTE 5 - PRODUCTION PAYMENTS

     In 1999, we acquired a 51% working interest in the Lafitte Field by executing an agreement that included a dollar-denominated production payment to be satisfied through the sale of production from the purchased property. Based on the quarterly revaluation of this transaction, at June 30, 2000, the production payment associated with this purchase totaled $2.4 million.

     In July 1999, we acquired an additional working interest in East Cameron Block 64 and a 100% working interest in West Cameron Block 176 in exchange for a volumetric production payment. This agreement requires that 7.3 MMcf of gas per day be delivered to the seller from South Pelto Block 23 until 8 Bcf of gas have been distributed. We amortize the volumetric production payment as specified deliveries of gas are made to the seller and recognize non-cash revenue in the form of gas production revenues. At June 30, 2000, the volumetric production payment was $11.9 million and gas revenues of $1.5 million and $3 million had been recognized during the second quarter and six-month 2000 periods, respectively.

NOTE 6 - NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We expect to adopt SFAS No. 133 on January 1, 2001. The adoption may create volatility in equity through changes in other comprehensive income due to the marking to market of our hedging contracts, however, we believe these instruments will be treated as cash flow hedges under SFAS No. 133 and thus we do not anticipate that the standard will have a material impact on our results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:



     We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of June 30, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
July 28, 2000

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

     Our business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties located in the Gulf Coast Basin. Since implementing our business strategy in 1990, we have acquired interests in 21 fields in the Gulf Coast Basin from major and large independent oil and gas companies. At June 30, 2000, we served as operator on all of our properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be numerous attractive opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by major and large independent companies on projects away from the onshore and shallow water shelf regions of the Gulf.

RESULTS OF OPERATIONS

     The following table sets forth certain information with respect to our oil and gas operations.

                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                    --------------------------     -------------------------
                                                                       2000            1999           2000          1999
                                                                    ----------      ----------     ----------    -----------
PRODUCTION:
  Oil (MBbls)..............................................               886             876          1,639          1,706
  Gas (MMcf):
    Produced excluding volumetric production payment.......            10,489           9,575         20,748         19,492
    Volumetric production payment..........................               666             -            1,333            -
                                                                    ----------      ----------     ----------    -----------
     Total gas volumes produced............................            11,155           9,575         22,081         19,492
  Oil and gas (MMcfe):
    Produced excluding volumetric production payment.......            15,805          14,831         30,582         29,728
    Volumetric production payment..........................               666             -            1,333            -
                                                                    ----------      ----------     ----------    -----------
    Total oil and gas volumes produced.....................            16,471          14,831         31,915         29,728

SALES DATA (IN THOUSANDS) (A):
  Oil......................................................           $20,817         $13,550        $38,954        $23,354
  Gas:
     Gas sales excluding volumetric production payment.....            36,495          22,314         64,090         43,000
     Volumetric production payment.........................             1,494             -            2,988            -
                                                                    ----------      ----------     ----------    -----------
     Total gas sales.......................................            37,989          22,314         67,078         43,000

AVERAGE SALES PRICES (A):
  Oil (per Bbl)............................................            $23.50          $15.47         $23.77         $13.69
  Gas (per Mcf):
     Price excluding volumetric production payment.........              3.48            2.33           3.09           2.21
     Volumetric production payment.........................              2.24              -            2.24            -
     Net average price.....................................              3.41            2.33           3.04           2.21
  Oil and gas (per Mcfe):
     Price excluding volumetric production payment.........              3.63            2.42           3.37           2.23
     Volumetric production payment.........................              2.24              -            2.24            -
     Net average price ....................................              3.57            2.42           3.32           2.23

                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                    --------------------------     -------------------------
                                                                       2000            1999           2000          1999
                                                                    ----------      ----------     ----------    -----------
EXPENSES (PER MCFE):
  Normal lease operating expenses (B)......................             $0.39          $0.35            $0.40         $0.34
  Salaries, general and administrative.....................              0.09           0.08             0.09          0.07
  DD&A on oil and gas properties...........................              1.14           1.12             1.12          1.14


    (A)  Includes the effects of hedging
    (B)  Excludes major maintenance expenses

     For the second quarter of 2000, we reported net income totaling $17.8 million, or $0.94 per share, compared to net income reported for the second quarter of 1999 of $5.3 million, or $0.35 per share. Net income for the first six months of 2000 and 1999 totaled $30 million and $7.1 million, respectively. The favorable results in net income were due to improvements in the following components:

     PRODUCTION. Oil production during the second quarter of 2000 increased to approximately 886,000 barrels as compared to 876,000 barrels of oil produced during the second quarter of 1999, while natural gas production during the second quarter of 2000 increased to approximately 11.2 billion cubic feet as compared to second quarter 1999 gas production of 9.6 billion cubic feet. Our average daily production rate during the second quarter of 2000 totaled 181 MMcfe which was 12% and 7% greater than the average daily production rates for 1999 and the first quarter of 2000, respectively. Year-to-date 2000 production totaled 1.6 million barrels of oil and 22.1 billion cubic feet of gas while six-month 1999 production totaled 1.7 million barrels of oil and 19.5 billion cubic feet of gas.

     The increase in 2000 production rates, as compared to 1999, was due primarily to increases at four of our fields. At the end of the second quarter of 1999, we acquired a 51% working interest in the Lafitte Field. Since then, we have successfully completed one exploratory well, two workovers and improved the capacity of the facilities to accommodate additional production at that field. In July 1999, we increased our interest, and therefore our share of production, at East Cameron Block 64 through the acquisition of an additional 62.5% working interest in the block. Since acquisition, we have successfully completed four workovers that boosted production volumes at that field. Pursuant to a joint exploration agreement at the Iberia Prospect, during the third and fourth quarters of 1999, we participated in the successful drilling and completion of two exploratory wells at Weeks Island Field. Since the fourth quarter of 1999, we have successfully completed and placed on production one well per quarter at Eugene Island Block 243.

     This growth in production was achieved while we contended with the net loss of 12.3 MMcfe per day for 43 days during the second quarter of 2000 as a result of the shut-in of the E-2 Well at South Pelto Block 23. After a downhole mechanical failure, the well was recompleted to the Z-1 sand and returned to production on July 30, 2000 at a net daily rate of 15.5 MMcfe. Including the recently restored production from the E-2 Well, we estimate that our average net daily production rate at the beginning of August was 202 MMcfe or 12% higher than the average net daily rate for the second quarter of 2000 and 25% higher than the average net daily rate for 1999.

     PRICES. Prices realized during the second quarter of 2000 averaged $23.50 per barrel of oil and $3.41 per Mcf of gas. This represents a 48% increase, on a thousand cubic feet of gas equivalent (Mcfe) basis, over second quarter 1999 average realized prices of $15.47 per barrel of oil and $2.33 per Mcf of gas. Average realized prices during the first half of 2000 were $23.77 per barrel of oil and $3.04 per Mcf of gas as compared to $13.69 per barrel of oil and $2.21 per Mcf of gas realized during the first half of 1999. All unit pricing amounts include the effects of hedging.

     From time to time, we enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the second quarter of 2000, hedging transactions reduced the average price we received for oil by $4.31 per barrel and for gas by $0.23 per Mcf as compared to a net decrease of $0.44 per barrel and a net increase of $0.05 per Mcf for the second quarter of 1999. Hedging transactions for the first half of 2000 reduced the average price we received for oil by $4.68 per barrel and for gas by $0.10 per Mcf as compared to a net decrease of $0.23 per barrel and a net increase of $0.15 per Mcf for the comparable 1999 period.

     OIL AND GAS REVENUES. Second quarter 2000 oil and gas revenues increased 64% to $58.8 million, compared to second quarter 1999 oil and gas revenues of $35.9 million. Year-to-date 2000 oil and gas revenues increased to $106 million as compared to $66.4 million during the comparable 1999 period.

     EXPENSES. Normal operating costs during the second quarter of 2000 increased to $6.4 million, compared to $5.2 million for the comparable quarter in 1999. On a unit of production basis, second quarter 2000 operating costs were $0.39 per Mcfe as compared to $0.35 per Mcfe for the second quarter of 1999. The increase in operating costs was due primarily to a 45% increase in the number of producing wells that we operate as a result of property acquisitions and discoveries at many of our fields including Vermilion Block 131, Eugene Island Block 243, Lake Hermitage Field, South Timbalier Block 8 and Weeks Island Field. Normal operating costs were also impacted by increases in working interests at several fields in addition to an overall increase in the cost of services.

     During the second quarter of 2000, we performed workover operations on three wells at Clovelly Field and two wells at South Pelto Block 23. As a result, workover costs for the quarter totaled $1.7 million compared to $0.1 million for the comparable period of 1999. Production taxes for the second quarter of 2000 increased to $1.5 million, compared to $0.7 million for the second quarter of 1999, due to higher oil prices and increased onshore production volumes.

     General and administrative expenses for the second quarter of 2000 increased in total to $1.4 million, or $0.09 per Mcfe, from $1.1 million, or $0.08 per Mcfe, for the second quarter of 1999. Both general and administrative and incentive compensation expenses for the second quarter of 2000 were affected by a 22% increase in our staff level over the second quarter of 1999.

     Depreciation, depletion and amortization (DD&A) expense on our oil and gas properties increased to $18.7 million or $1.14 per Mcfe during the second quarter of 2000, compared to $16.6 million or $1.12 per Mcfe for the second quarter of 1999.

     As a result of the repayment of the borrowings under our bank credit facility in August 1999, interest expense for the three-month period ended June 30, 2000 decreased to $2 million, compared to $3.9 million for the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW AND WORKING CAPITAL. Net cash flow from operations before working capital changes for the second quarter and first six months of 2000 was $44.9 million and $79.6 million, compared to $25.1 million and $45.4 million reported for the respective periods of 1999. Working capital at June 30, 2000 totaled $23.4 million.

     CAPITAL EXPENDITURES. Capital expenditures during the second quarter of 2000 totaled $41.2 million and included $1.9 million of capitalized general and administrative costs and $0.4 million of capitalized interest. This brought capital expenditures for the first half of 2000 to a total of $78.6 million including $3.9 million of capitalized general and administrative costs and $0.4 million of capitalized interest. These investments were financed by a combination of cash flow from operations and working capital.

     ACQUISITION COSTS. During the second quarter of 2000, we acquired a 50% working interest and control of operations in South Marsh Island Block 275 for $2.7 million and two primary term leases at West Cameron Block 177 and Vermilion Block 276 for $1 million.

     DEVELOPMENT COSTS. During the second quarter of 2000, we completed numerous development drilling, workover and recompletion operations and facilities installations in an effort to develop our property base and to increase cash flow from proved reserves. Currently, our 2000 development drilling program has achieved a 100% success rate including the State Lease 4238 No. 14 STK Well at South Timbalier Block 8 and the Eugene Island Block 243 No. B-1 Well which were completed this quarter. The most significant workover/recompletion projects during the quarter included East Cameron Block 64's No.'s A-7 and A-8 wells, both of which were successful. We also began the recompletion of the E-2 Well at South Pelto Block 23.

     EXPLORATORY COSTS. In an effort to provide additions to our existing oil and gas reserve base, during the second quarter of 2000, we completed drilling operations on six exploratory wells, four of which were successful. These four wells include the OCS-G 0775 No. 21 Well at Vermilion Block 131's Whiptail Prospect, the OCS-G 1238 No. 29 Well at South Pelto Block 23's Wahoo Prospect, the LLDSB No. 10 Well at Lake Hermitage's Magnolia Prospect and the State Lease 743 No. 1 Well at West Weeks Island's Agate Prospect. In addition to completed wells, we spudded the LLDSB No. 1 STK 3 Well at Lake Hermitage's Post Oak Prospect and the Myles Salt No. 2, the Meridian State Lease 500 No. 2 and the Continental Weeks Gall Unit No. 1 wells at Weeks Island Field.

     BUDGETED CAPITAL EXPENDITURES AND LONG-TERM FINANCING. For the year 2000, we have budgeted what would be a record year for drilling wells with 34 new wells scheduled. We have currently budgeted $140 million for our 2000 exploration and development plans of which approximately 57% has been allocated for activities at the Vermilion Block 255, Eugene Island Block 243, South Timbalier Block 8, East Cameron Block 64, Vermilion Block 131 and Lake Hermitage Fields.

     Based upon our outlook of oil and gas prices and production rates, we believe that our cash flow from operations and existing working capital will be sufficient to fund the current 2000 capital expenditures budget. If oil and gas prices or production rates fall below our current expectations, we believe that the available borrowings under our bank credit facility will be sufficient to fund the capital expenditures in excess of operating cash flow.

     Our borrowing base is currently $200 million with outstanding letters of credit totaling $7.5 million and no outstanding borrowings.

     We believe that the opportunity for acquisitions in our area of operations remains strong due to the general exodus from the shallow water and shelf region of the Gulf. Although we do not budget acquisitions, we are aggressively evaluating properties and transaction alternatives to add to our existing property base. One or a combination of certain of these possible transactions could fully utilize our existing sources of capital. Although we have no immediate plans to access the public markets for purposes of capital, if the opportunity arose, we would consider such funding sources to provide capital in excess of what is currently available to us. We would compare and contrast the cost of debt financing with the potential dilution of equity offerings to determine the appropriate financing vehicle to maximize stockholder value.

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



                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on May 18, 2000, four Class I Directors, Peter K. Barker, D. Peter Canty, Raymond B. Gary and David R. Voelker, were elected to serve as Directors until the 2003 annual meeting of stockholders. Peter K. Barker received the vote of 15,985,905 shares with the vote of 333,524 shares withheld, D. Peter Canty received the vote of 15,986,119 shares with the vote of 333,310 shares withheld, Raymond B. Gary received the vote of 15,985,705 shares with the vote of 333,724 shares withheld and David R. Voelker received the vote of 15,986,005 shares with the vote of 333,424 shares withheld. No other Director was standing for election. B. J. Duplantis, John P. Laborde and Richard A. Pattarozzi are Class II Directors whose terms expire at the 2001 annual meeting of stockholders. James H. Stone, Joe R. Klutts and Robert A. Bernhard are Class III Directors whose terms expire at the 2002 annual meeting of stockholders.

     Management's proposal to approve and adopt the 2000 Amended and Restated Stock Option Plan was approved. The vote was 8,612,610 shares for, 5,906,534 shares against and 110,289 shares abstained.

     Management's proposal to ratify the Board of Directors' appointment of Arthur Andersen LLP as our independent auditors for the year 2000 was approved. The vote was 16,313,098 shares for, 1,045 shares against and 5,286 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         *15.1 - Letter from Arthur Andersen LLP dated August 8, 2000, regarding unaudited interim financial information.

         *27.1 - Financial Data Schedule

         * Filed herewith

(b) There were no reports on Form 8-K filed for the three months ended June 30, 2000.

                                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   STONE ENERGY CORPORATION


Date: August 9, 2000                   By:            /s/James H. Prince
                                                -------------------------------
                                                         James H. Prince
                                                Vice President, Chief Financial
                                                     Officer and Treasurer
                                                 (Principal Financial Officer)