Form 10-Q
period 2000-09-30
STONE ENERGY CORP
filed 2000-11-03
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

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

                                  Yes X No ___

     As of November 3, 2000, there were 18,531,725 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1.           Financial Statements:
                   Condensed Consolidated Balance Sheet
                     as of September 30, 2000 and December 31, 1999......      1

                   Condensed Consolidated Statement of Operations
                     for the Three and Nine Months Ended
                     September 30, 2000 and 1999.........................      2

                   Condensed Consolidated Statement of Cash Flows
                     for the Nine Months Ended
                     September 30, 2000 and 1999.........................      3

                   Notes to Condensed Consolidated Financial Statements        4

                   Auditors' Review Report...............................      7

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................      8

                                     PART II

Item 6.            Exhibits and Reports on Form 8-K......................     12

                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                                          September 30,
                                Assets                                        2000                December 31, 1999
                                                                      ---------------------     --------------------
                                                                           (Unaudited)
Current assets:
    Cash and cash equivalents....................................                 $64,379                  $13,874
    Marketable securities, at market.............................                     300                   34,906
    Accounts receivable..........................................                  53,916                   29,729
    Other current assets.........................................                     130                      297
                                                                      ---------------------     --------------------

      Total current assets.......................................                 118,725                   78,806

Oil and gas properties, net:
    Proved.......................................................                 395,508                  335,959
    Unevaluated..................................................                  19,617                   17,182
Building and land, net...........................................                   4,792                    3,864
Fixed assets, net................................................                   2,952                    2,850
Other assets, net................................................                   3,388                    3,077
                                                                      ---------------------     --------------------
      Total assets...............................................                $544,982                 $441,738
                                                                      =====================     ====================

                 Liabilities and Stockholders' Equity

Current liabilities - accounts payable and
    accrued liabilities..........................................                 $78,693                  $55,919
Long-term debt...................................................                 100,000                  100,000
Production payments..............................................                  12,549                   17,284
Deferred tax liability...........................................                  27,679                      746
Other long-term liabilities......................................                   1,196                    2,202
                                                                      ---------------------     --------------------
      Total liabilities..........................................                 220,117                  176,151
                                                                      ---------------------     --------------------

Common stock.....................................................                     185                      183
Additional paid in capital.......................................                 257,951                  252,941
Retained earnings................................................                  66,729                   12,463
                                                                      ---------------------     --------------------
      Total stockholders' equity.................................                 324,865                  265,587
                                                                      ---------------------     --------------------
      Total liabilities and stockholders' equity                                 $544,982                 $441,738
                                                                      =====================     ====================

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                          Three Months Ended                            Nine Months Ended
                                                             September 30,                                September 30,
                                                  -------------------------------------         ------------------------------------

                                                        2000                  1999                   2000                   1999
                                                  ----------------      ----------------        ---------------          -----------
Revenues
  Oil and gas production.....................            $71,807               $40,504             $177,839                 $106,858
  Overhead reimbursements
     and management fees.....................                179                   161                  540                      510
  Other income...............................                783                   359                2,165                      851
                                                  ----------------      ----------------        ---------------          -----------

         Total revenues......................             72,769                41,024              180,544                  108,219
                                                  ----------------      ----------------        ---------------          -----------

Expenses
  Normal lease operating expenses                          6,894                 5,967               19,563                   16,026
  Major maintenance expenses                               2,831                   437                5,046                      618
  Production taxes...........................              1,587                   983                4,301                    2,168
  Depreciation, depletion and
    amortization.............................             20,364                16,189               56,528                   50,708
  Interest...................................              1,868                 2,968                6,263                   10,677
  Salaries, general and administrative                     1,384                 1,083                4,265                    3,282
  Incentive compensation plan                                504                   632                1,092                    1,053
                                                  ----------------      ----------------        ---------------          -----------

         Total expenses......................             35,432                28,259               97,058                   84,532
                                                  ----------------      ----------------        ---------------          -----------

Net income before income taxes                            37,337                12,765               83,486                   23,687
                                                  ----------------      ----------------        ---------------          -----------

Provision for income taxes:
  Current....................................                205                -                       272                        5
  Deferred..................................              12,863                 4,477               28,948                    8,303
                                                  ----------------      ----------------        ---------------          -----------

                                                          13,068                 4,477               29,220                    8,308
                                                  ----------------      ----------------        ---------------          -----------

Net income...................................            $24,269                $8,288              $54,266                  $15,379
                                                  ===============        ===============        ===============          ===========

Earnings per common share:
   Basic earnings per share                                $1.31                 $0.48                $2.95                    $0.97
                                                  ================       ===============        ===============          ===========
   Diluted earnings per share                              $1.29                 $0.47                $2.89                    $0.95
                                                  ================       ===============        ===============          ===========
   Average shares outstanding                             18,484                17,332               18,421                   15,841
                                                  ================       ===============        ===============          ===========
   Average shares outstanding assuming
      dilution...............................             18,869                17,711               18,796                   16,157
                                                  ================        ==============        ===============          ===========


                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                        ------------------------------------------------

                                                                                2000                        1999
                                                                        ---------------------       ---------------------
Cash flows from operating activities:
Net income......................................................               $54,266                     $15,379
    Adjustments to reconcile net income to net cash
         provided by operating activities:
          DD&A and other non-cash expenses                                      56,702                      50,708
          Provision for deferred income taxes                                   28,948                       8,303
          Non-cash effect of production payments                                (4,279)                     (1,443)
                                                                        ---------------------       ---------------------
                                                                               135,637                      72,947

          (Increase) Decrease in marketable securities                          34,606                      (2,469)
          Increase in accounts receivable                                      (24,187)                     (3,308)
          (Increase) Decrease in other current assets                              167                        (273)
          Increase (Decrease) in accrued liabilities                            11,443                        (341)
          Other.................................................                   (48)                         45
                                                                        ---------------------       ---------------------
Net cash provided by operating activities                                      157,618                      66,601
                                                                        ---------------------       ---------------------

Cash flows from investing activities:
     Investment in oil and gas properties                                     (107,614)                    (74,306)
     Building additions and renovations                                         (1,007)                       (367)
     Increase in other assets ..................................                  (833)                     (2,062)
                                                                        ---------------------       ---------------------
Net cash used in investing activities                                         (109,454)                    (76,735)
                                                                        ---------------------       ---------------------

Cash flows from financing activities:
   Proceeds from borrowings.....................................                     -                      13,000
   Repayment of debt............................................                     -                    (123,024)
   Production payments..........................................                  (456)                          -
   Deferred financing costs.....................................                  (200)                          -
   Proceeds from stock offering.................................                     -                     131,139
   Expenses for stock offering..................................                     -                        (373)
   Proceeds from the exercise of stock options                                   2,997                       1,353
                                                                        ---------------------       ---------------------
Net cash provided by financing activities                                        2,341                      22,095
                                                                        ---------------------       ---------------------

Net increase in cash and cash equivalents                                       50,505                      11,961
Cash and cash equivalents, beginning of period                                  13,874                      10,550
                                                                        ---------------------       ---------------------
Cash and cash equivalents, end of period                                       $64,379                     $22,511
                                                                         ====================       =====================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                      $8,085                     $13,041
      Income taxes..............................................                   272                           5



                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Stone Energy Corporation at September 30, 2000 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2 - EARNINGS PER SHARE

     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and employees. There were approximately 385,000 dilutive shares and 379,000 dilutive shares for the third quarters of 2000 and 1999, respectively, and 375,000 dilutive shares and 316,000 dilutive shares for the first nine months of 2000 and 1999, respectively.

     Options which were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled 12,635 shares and 274 shares in the third quarters of 2000 and 1999, respectively, and 18,499 shares and 1,445 shares in the first nine months of 2000 and 1999, respectively.

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

         Our current forward positions are summarized as follows:


                                           Fixed Price Swaps
                           -----------------------------------------------------
                                     Gas                          Oil
                           -----------------------    --------------------------
                             Volume                    Volume
                            (BBtus)       Price        (Bbls)          Price
                           ---------     ---------    ---------     ------------
   Fourth Quarter, 2000      1,840        $2.518       230,000         $19.21

                                                 Collars
                      ----------------------------------------------------------
                                  Gas                           Oil
                      ----------------------------    --------------------------
                       Volume                          Volume
                      (BBtus)    Floor     Ceiling     (Bbls)   Floor    Ceiling
                      --------- --------- --------    -------- -------  --------
Fourth Quarter, 2000   3,680      $2.60     $3.50      230,000   $21.00   $27.53


     During the third quarters of 2000 and 1999, we realized net decreases in oil and gas revenues related to hedging transactions of $10 million and $3.8 million, respectively. Nine-month 2000 and 1999 oil and gas revenues included net decreases of $19.9 million and $1.2 million, respectively.

Note 4 - LONG-TERM DEBT

     Our borrowing base at September 30, 2000 was $200 million with outstanding letters of credit totaling $7.5 million and no outstanding borrowings.

Note 5 - PRODUCTION PAYMENTS

     In 1999, we acquired a 51% working interest in the Lafitte Field by executing an agreement that included a dollar-denominated production payment to be satisfied through the sale of production from the purchased property. Based on the quarterly revaluation of this transaction, at September 30, 2000, the production payment associated with this purchase totaled $2.1 million.

     In July 1999, we acquired an additional working interest in East Cameron Block 64 and a 100% working interest in West Cameron Block 176 in exchange for a volumetric production payment. This agreement requires that 7.3 MMcf of gas per day be delivered to the seller from South Pelto Block 23 until 8 Bcf of gas have been distributed. We amortize the volumetric production payment as specified deliveries of gas are made to the seller and recognize non-cash revenue in the form of gas production revenues. At September 30, 2000, the volumetric production payment was $10.4 million and we recognized gas revenues of $1.5 million and $4.5 million during the third quarter and nine-month 2000 periods, respectively. For the comparable periods of 1999, we recognized gas revenues of $1.5 million.

Note 6 - NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If those criteria are met, the instruments are treated as cash flow hedges under SFAS No. 133 creating volatility in equity through changes in other comprehensive income due to the marking to market of the hedging contracts. We will adopt SFAS No. 133 on January 1, 2001.

     We are currently not obligated to any derivative instrument or hedging contract past December 31, 2000 and therefore would not be subject to SFAS No. 133 disclosure requirements. However, in connection with the recent announcement of a pending merger with Basin Exploration, Inc., we indicated that we would enter into two-year hedging contracts for approximately 25%-30% of the combined company's estimated production.

     Depending on the nature of our future hedging contracts and the fluctuation of oil and gas prices over the term of the hedges, the adoption of SFAS No. 133 may create volatility in our results of operations and/or stockholders' equity.

Note 7 - SUBSEQUENT EVENTS

     In an agreement dated October 28, 2000, Stone and Basin Exploration, Inc. have agreed to combine the two companies in a tax-free, stock-for-stock merger. Under the merger agreement, Basin Exploration stockholders will receive 0.3974 of a Stone Energy common share for each share of common stock they own, which translates into the issuance of approximately 7.6 million shares of Stone stock. Our stockholders will own approximately 71% of the combined company and Basin's stockholders will own approximately 29%. The combination is expected to be accounted for as a pooling of interests. This transaction is subject to approval by the stockholders of both companies, customary regulatory approvals and other customary conditions.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:



     We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
October 28, 2000

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Throughout this document we make statements that are classified as "forward-looking". Please refer to the "Forward-Looking Statements" section on page 12 of this document for an explanation of these types of assertions. We use the terms "Stone", "Stone Energy", "Company", "we", "us" and "our" to refer to Stone Energy Corporation. We also use the terms "Basin" and "Basin Exploration" to refer to Basin Exploration, Inc.

OVERVIEW

     Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development and operation of oil and gas properties onshore and in shallow waters offshore Louisiana. We have been active in the Gulf Coast Basin since 1973 and have established extensive geophysical, technical and operational expertise in this area.

     Our business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties located in the Gulf Coast Basin. Since implementing our business strategy in 1990, we have acquired interests in 21 fields in the Gulf Coast Basin from major and large independent oil and gas companies. At September 30, 2000, we served as operator on all of our properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be numerous attractive opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by major and large independent companies on projects away from the onshore and shallow water shelf regions of the Gulf.

RESULTS OF OPERATIONS

     The following table sets forth certain information with respect to our oil and gas operations.




                                          Three Months Ended                                           Nine Months Ended
                                             September 30,                                                September 30,
                                     -----------------------------------                     ---------------------------------------
                                         2000                  1999                                 2000                  1999
                                     ---------------       -------------                     -----------------        --------------
PRODUCTION:
  Oil (MBbls)                              855                  925                                  2,494                2,631
  Gas (MMcf):
    Produced excluding volumetric
       production payment               11,605                8,970                                 32,353               28,463
    Volumetric production payment          667                  667                                  2,000                  667
                                    ---------------        -------------                      -----------------        -------------
    Total gas volumes produced          12,272                9,637                                 34,353               29,130

  Oil and gas (MMcfe):
    Produced excluding volumetric
       production payment               16,735               14,520                                 47,317               44,249
    Volumetric production payment          667                  667                                  2,000                  667
                                    --------------        --------------                       ----------------        -------------
  Total oil and gas volumes
      produced                          17,402               15,187                                 49,317               44,916

SALES DATA (in thousands) (a):
   Oil                                 $23,684               $16,042                               $62,638              $39,396
   Gas:
    Gas sales excluding
       volumetric production
        payment                         46,629                22,968                               110,719               65,968
    Volumetric production payment        1,494                 1,494                                 4,482                1,494
                                    ---------------       --------------                        --------------         -------------
    Total gas sales                     48,123                24,462                               115,201               67,462




                                         Three Months Ended                                           Nine Months Ended
                                             September 30,                                              September 30,
                                    -----------------------------------                     ---------------------------------------
                                         2000                  1999                                 2000                  1999
                                    ---------------       -------------                     -----------------        --------------
AVERAGE SALES PRICES (a):
 Oil (per Bbl)                            $27.70                $17.34                              $25.12               $14.97
 Gas (per Mcf):
  Price excluding volumetric
     production payment                     4.02                  2.56                                3.42                 2.32
  Volumetric production payment             2.24                  2.24                                2.24                 2.24
  Net average price                         3.92                  2.54                                3.35                 2.32
 Oil and gas (per Mcfe):
  Price excluding volumetric
     production payment                     4.20                  2.69                                3.66                 2.38
  Volumetric production payment             2.24                  2.24                                2.24                 2.24
  Net average price                         4.13                  2.67                                3.61                 2.38
EXPENSES (per Mcfe):
 Normal lease operating expenses (b)       $0.40                 $0.39                               $0.40                $0.36
 Salaries, general and administrative       0.08                  0.07                                0.09                 0.07
 DD&A on oil and gas properties             1.15                  1.05                                1.13                 1.11


    (a)  Includes the effects of hedging
    (b)  Excludes major maintenance expenses

     For the third quarter of 2000, we reported net income totaling $24.3 million, or $1.29 per share, compared to net income reported for the third quarter of 1999 of $8.3 million, or $0.47 per share. Net income for the first nine months of 2000 and 1999 totaled $54.3 million and $15.4 million, respectively. The favorable results in net income were due to improvements in the following components:

     PRODUCTION. Natural gas production during the third quarter of 2000 increased to approximately 12.3 billion cubic feet as compared to third quarter 1999 gas production of 9.6 billion cubic feet, while oil production during the third quarter of 2000 totaled approximately 855,000 barrels as compared to 925,000 barrels of oil produced during the third quarter of 1999. Year-to-date 2000 production totaled 2.5 million barrels of oil and 34.4 billion cubic feet of gas while nine-month 1999 production totaled 2.6 million barrels of oil and
29.1 billion cubic feet of gas.

     Our average  daily  production  rate  during the third  quarter of 2000 was
189.2 MMcfe. This represented a 17% increase from our 1999 annual average daily production rate. Currently, our average daily production rate is approximately 200 MMcfe. Based on current production, we estimate that our average daily production rate for the fourth quarter of 2000 will be in the range of 196-204 MMcfe.

     The increase in 2000 production rates, as compared to 1999, was due primarily to increases at four of our fields. At the end of the second quarter of 1999, we acquired a 51% working interest in the Lafitte Field. Since then, we have successfully completed one exploratory well, two workovers and improved the capacity of the facilities to accommodate additional production at that field. In July 1999, we increased our interest, and therefore our share of production, at East Cameron Block 64 through the acquisition of an additional 62.5% working interest in the block. Since acquisition, we have successfully completed four workovers that boosted production volumes at that field. Pursuant to a joint exploration agreement at the Iberia Prospect, we participated in the successful drilling and completion of three exploratory wells at Weeks Island Field. Since the fourth quarter of 1999, we have successfully completed and placed on production one exploratory well and two development wells at Eugene Island Block 243.

     PRICES. Prices realized during the third quarter of 2000 averaged $27.70 per barrel of oil and $3.92 per Mcf of gas. This represents a 55% increase, on a thousand cubic feet of gas equivalent (Mcfe) basis, over third quarter 1999 average realized prices of $17.34 per barrel of oil and $2.54 per Mcf of gas.
Average realized prices during the first nine months of 2000 were $25.12 per barrel of oil and $3.35 per Mcf of gas as compared to $14.97 per barrel of oil and $2.32 per Mcf of gas realized during the 1999 period. All unit pricing amounts include the effects of hedging.

     From time to time, we enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the third quarter of 2000, hedging transactions reduced the average price we received for oil by $4.40 per barrel and for gas by $0.54 per Mcf as compared to net decreases of $2.85 per barrel and $0.12 per Mcf for the third quarter of 1999. Hedging transactions for the first nine months of 2000 reduced the average price we received for oil by $4.59 per barrel and for gas by $0.26 per Mcf as compared to a net decrease of $1.15 per barrel and a net increase of $0.06 per Mcf for the comparable 1999 period.

     We are currently not obligated to any derivative instrument or hedging contract past December 31, 2000. However, in connection with the recent announcement of a pending merger with Basin Exploration, Inc., we indicated that we would enter into two-year hedging contracts for approximately 25%-30% of the combined company's estimated production. We may experience volatility in our results of operations and/or stockholder's equity depending on the nature of our future hedging contracts and the fluctuation of oil and gas prices over the term of the hedges.

     OIL AND GAS REVENUES. As a result of higher production rates and realized prices, third quarter 2000 oil and gas revenues increased 77% to $71.8 million, compared to third quarter 1999 oil and gas revenues of $40.5 million. Oil and gas revenues for the first nine months of 2000 increased to $177.8 million as compared to $106.9 million during the comparable 1999 period.

     EXPENSES. Normal operating costs, on a unit of production basis, for the third quarter of 2000 were $0.40 per Mcfe as compared to $0.39 per Mcfe for the third quarter of 1999. This variance primarily relates to an overall increase in the costs of oil field services in addition to normal platform painting expenditures made during the quarter.

     During the third quarter of 2000, we performed significant workover operations on two wells at Clovelly Field and one well at Cut Off Field. As a result, major maintenance expenses for the quarter totaled $2.8 million compared to $0.4 million for the comparable period of 1999. We currently expect major maintenance expenses to approximate $1 million during the fourth quarter of 2000. Production taxes for the third quarter of 2000 increased to $1.6 million compared to $1 million for the third quarter of 1999, due to higher oil prices and increased onshore production volumes.

     General and administrative expenses for the third quarter of 2000 increased in total to $1.4 million, or $0.08 per Mcfe, from $1.1 million, or $0.07 per Mcfe, for the third quarter of 1999. General and administrative expenses for the third quarter of 2000 were affected by a 14% increase in our staff level over the third quarter of 1999. We currently estimate that our general and administrative expenses in the fourth quarter of 2000 will be comparable to expenses reported for the preceding quarter, except for non-recurring expenses incurred in connection with the recently announced pending merger with Basin Exploration, Inc.

     Depreciation, depletion and amortization (DD&A) expense on our oil and gas properties increased to $20.1 million or $1.15 per Mcfe during the third quarter of 2000, compared to $15.9 million or $1.05 per Mcfe for the third quarter of 1999.

     As a result of the repayment of the borrowings under our bank credit facility in August 1999, interest expense for the three-month period ended September 30, 2000 decreased to $1.9 million, compared to $3 million for the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW AND WORKING CAPITAL. Net cash flow from operations before working capital changes for the third quarter and first nine months of 2000 was $56 million and $135.6 million, compared to $27.5 million and $72.9 million reported for the respective periods of 1999. Working capital at September 30, 2000 totaled $40 million.

     CAPITAL EXPENDITURES. Capital expenditures during the third quarter of 2000 totaled $39.1 million and included $2.2 million of capitalized general and administrative costs and $0.4 million of capitalized interest. This brought capital expenditures for the first nine months of 2000 to a total of $117.7 million including $6.1 million of capitalized general and administrative costs and $0.9 million of capitalized interest. These investments were financed by a combination of cash flow from operations and working capital.

     DEVELOPMENT COSTS. During the third quarter of 2000, we completed numerous development drilling, workover and recompletion operations and facilities installations in an effort to develop our property base and to increase cash flow from proved reserves. Our workover/recompletion program continued to generate positive results with the successful completion of seven projects during the third quarter. The most significant of these operations included the recompletions of the E-2 Well at South Pelto Block 23 and the No. 4 Well at South Marsh Island Block 249 and the workovers of the Clovelly No. 37 and Clovelly No. 40 wells at Clovelly Field. Our development drilling program experienced its first dry hole of the year with the evaluation of the LLDSB No. 1 Sidetrack 3 Well on the Post Oak Prospect at Lake Hermitage Field. Including this well, our 2000 development drilling program has achieved an 80% success rate.

     EXPLORATORY COSTS. In an effort to provide additions to our existing oil and gas reserve base, during the third quarter of 2000, we completed drilling operations on five exploratory wells, two of which were successful. These two wells include the OCS-G 0089 No. 13 Well at East Cameron Block 64's Phogbound Prospect and the Myles Salt No. 47 Well (formerly the Myles Salt No. 2 Well) at Weeks Island Field's Andrew Prospect. Although drilling was not completed during the quarter, we encountered two pay sands that were deemed commercially productive in the J-3 Well at Vermilion Block 255 Field's Aetna Prospect. In addition to these wells, we spudded the OCS-G 2899 No. D-2 Well at Eugene Island Block 243's Narwhal Prospect where we announced on October 16, 2000 the discovery of 155 net feet of pay in two sands.

     BUDGETED CAPITAL EXPENDITURES AND LONG-TERM FINANCING. For the year 2000, we expect to drill and evaluate 31 wells, which is an annual record for our drilling program. We have currently budgeted $165.1 million for our 2000 exploration and development plans of which approximately 54% has been allocated for activities at the Vermilion Block 255, Eugene Island Block 243, South Timbalier Block 8, East Cameron Block 64, Vermilion Block 131 and Lake Hermitage Fields.

     We are currently evaluating a capital expenditures budget for 2001 in light of the proposed Basin merger. We anticipate the combined company's 2001 capital expenditure budget would be in the range of $240 million. However, the ultimate 2001 capital expenditure budget for the combined company is subject to management review and approval upon consummation of the merger.

     Based upon our outlook of oil and gas prices and production rates, we believe that our cash flow from operations and existing working capital will be sufficient to fund the current 2000 and 2001 capital expenditures budgets. If oil and gas prices or production rates fall below our current expectations, we believe that the available borrowings under our bank credit facility will be sufficient to fund the capital expenditures in excess of operating cash flow.

     Our borrowing base is currently $200 million with outstanding letters of credit totaling $7.5 million and no outstanding borrowings.

     MERGER WITH BASIN EXPLORATION, INC. In an agreement dated October 28, 2000, Stone and Basin Exploration have agreed to combine the two companies in a tax-free, stock-for-stock merger. Under the merger agreement, Basin Exploration stockholders will receive 0.3974 of a Stone Energy common share for each share of common stock they own, which translates into the issuance of approximately
7.6 million shares of Stone stock. Our stockholders will own approximately 71% of the combined company and Basin's stockholders will own approximately 29%. The combination is expected to be accounted for as a pooling of interests and is anticipated to be immediately accretive on a per share basis to cash flow, earnings and reserves. This transaction is subject to approval by the stockholders of both companies, customary regulatory approvals and other customary conditions.

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

     When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, the risk of completing the Basin merger, operating risks and other risk factors as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

     All forward-looking statements attributable to Stone Energy Corporation are expressly qualified in their entirety by this cautionary statement.



                                     PART II

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

                  *15.1 - Letter from Arthur Andersen LLP dated
                          November 3, 2000, regarding unaudited interim financial information.
                  *27.1 - Financial Data Schedule

                  *      Filed herewith

         (b) The following report on Form 8-K was filed after September 30, 2000:

                  Date of Report                     Item Reported
                 ----------------                 ------------------
                  October 31, 2000                 Item 5 and Item 7

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     STONE ENERGY CORPORATION


Date: November 3, 2000                           By:  /s/ James H. Prince
                                                 ------------------------------
                                                          James H. Prince
                                                 Vice President, Chief Financial
                                                       Officer and Treasurer
                                                   (Principal Financial Officer)