Form 10-K
period 2000-12-31
STONE ENERGY CORP
filed 2001-03-23
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

                                 [x] Yes [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,120,872,471 as of March 15, 2001 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape).

         As of March 15, 2001, the registrant had outstanding 25,981,827 shares of Common Stock, par value $.01 per share.

         Document incorporated by reference: Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 17, 2001, which is incorporated into Part III of this Form 10-K.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                    Page No.

                                     PART I


Item 1.   Business................................................     3

Item 2.   Properties..............................................    16

Item 3.   Legal Proceedings.......................................    19

Item 4.   Submission of Matters to a Vote of Security Holders.....    19

Item 4A.  Executive Officers of the Registrant....................    20

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters..................................    21

Item 6.   Selected Financial Data.................................    22

Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations............................    23

Item 7A.  Quantitative and Qualitative Disclosures About
             Market Risk..........................................    29

Item 8.   Financial Statements and Supplementary Data.............    31

Item 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.............................    31


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant......    31

Item 11.  Executive Compensation..................................    31

Item 12.  Security Ownership of Certain Beneficial Owners
             and Management.......................................    31

Item 13.  Certain Relationships and Related Transactions..........    31


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K............................................    31



          Index to Financial Statements..........................    F-1

          Glossary of Certain Industry Terms.....................    G-1

                                     PART I

     Where specifically indicated, throughout this document we show combined operational and financial information to give effect to our merger with Basin Exploration, which was consummated on February 1, 2001 and was accounted for as a pooling of interests, as if the two companies were combined on January 1, 2000. These combined results should be used for information purposes only as they are not necessarily indicative of the results that would have occurred if the merger had been completed on January 1, 2000.

    This section highlights information that is discussed in more detail in the remainder of the document. Throughout this document we make statements that are classified as "forward-looking". Please refer to the "Forward-Looking Statements" section on page 9 of this document for an explanation of these types of statements. We use the terms "Stone", "Stone Energy", "company", "we", "us" and "our" to refer to Stone Energy Corporation. We use the terms "Basin" and "Basin Exploration" to refer to Basin Exploration, Inc. The terms "merger" and "combined company" are used to refer to the combination of Stone Energy and Basin Exploration. Certain terms relating to the oil and gas industry are defined in "Glossary of Certain Terms", which begins on page G-1 of this Form 10-K.

ITEM 1.  BUSINESS

OPERATIONAL OVERVIEW

    Stone Energy is an independent oil and gas company engaged in the acquisition, exploration, development and operation of oil and gas properties located onshore and in shallow waters offshore Louisiana. We have been active in the Gulf Coast Basin since 1973 and have established extensive geophysical, technical and operational expertise in this area. As of December 31, 2000, we had estimated proved reserves of approximately 272.2 Bcf of natural gas and 21.3 MMBbls of oil, or an aggregate of approximately 400.2 Bcfe. As of December 31, 2000, the present value of estimated pre-tax net cash flows of our reserves was $2 billion (based upon year-end 2000 prices and a discount rate of 10%).

    Our business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties located in the Gulf Coast Basin, either onshore or in shallow waters offshore. As a result of the successful and consistent application of this strategy, since our initial public offering in 1993, we have increased production 502%, cash flow from operations before working capital changes 1,014% and proved reserves 321%.

    Since implementing our acquisition and exploitation strategy in 1990, we have acquired interests in 21 producing fields and two primary term leases in the Gulf Coast Basin, excluding the merger with Basin, from major and independent oil and gas companies. At December 31, 2000, we served as operator on all of these properties, which enables us to better control the timing and cost of field rejuvenation activities. We believe that there will continue to be numerous attractive opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by major and large independent companies on projects in deeper waters and in foreign countries.

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

    Prior to acquiring a property, we perform a thorough geological, geophysical and engineering analysis of the property to formulate a comprehensive development plan. To formulate this plan, we utilize the expertise of our technical team of 12 geologists, 7 geophysicists and 16 engineers. We also employ our extensive technical database, which includes 3-D seismic data on all of our current properties and some of the properties that we are evaluating for acquisition. After acquisition, we seek to increase cash flow from existing reserves and to establish additional proved reserves through the drilling of new wells, workovers and recompletions of existing wells and the application of other techniques designed to increase production. Our geographic focus, state-of-the-art equipment and high level of operated properties have enabled us to maintain low operating costs as evidenced by our per unit lease operating expense of $0.41 per Mcfe in 2000.

FINANCIAL OVERVIEW

    We completed our initial public offering of common stock in July 1993 and our shares are listed on the New York Stock Exchange under the symbol "SGY". Additional offerings of common stock were completed in November 1996 and July 1999.

    In September 1997, we completed an offering of $100 million principal amount of 8-3/4% Senior Subordinated Notes. These notes are due to mature in September 2007 and as of March 15, 2001 carried credit ratings by Moody's and Standard and Poor's of B2 and B, respectively. We also have a $200 million revolving credit agreement that as of December 31, 2000 had a borrowing base availability of $192.5 million with no outstanding draws.

    We have maintained consistent, profitable growth since our initial public offering in 1993. We have generated net income in all calendar quarters except the fourth quarter of 1998, which included a non-cash ceiling test write-down of our oil and gas properties. The production increases discussed above combined with our focus on maintaining low lease operating and general and administrative costs on a per Mcfe basis have enabled us to increase EBITDA by 1,003% since 1993. Our per share net cash flow from operations has also grown 501% since 1993 and 75% over 1999.

MERGER WITH BASIN EXPLORATION

    On February 1, 2001, the stockholders of Stone Energy Corporation and Basin Exploration, Inc. voted in favor of, and thereby consummated, the combination, through a pooling of interests, of the two companies in a tax-free, stock-for-stock transaction. In connection with the approval of the merger, stockholders of Stone Energy also approved a proposal to increase the authorized shares of Stone common stock from 25 million to 100 million shares. Under the merger agreement, Basin stockholders received 0.3974 of a share of Stone common stock for each share of Basin common stock they owned. As such, Stone issued approximately 7.4 million shares of common stock which, based upon Stone's closing price of $53.70 on February 1, 2001, resulted in total equity value related to the transaction of approximately $400 million. In addition, Stone assumed, and subsequently retired with cash on hand, approximately $48 million of Basin bank debt. The expenses incurred in relation to the merger are currently estimated to total $27 million and will be a non-recurring item recorded in the first quarter of 2001.

     The combined company, called Stone Energy Corporation, had a total market capitalization of approximately $1.3 billion as of March 15, 2001. The following table compares Stone's 2000 stand-alone results to the combined company's 2000 results assuming the merger had occurred on January 1, 2000. These combined results should be used for information purposes only as they are not necessarily indicative of the results that would have occurred if the merger had been completed on January 1, 2000.

SELECTED COMPARATIVE FINANCIAL AND OPERATIONAL DATA

                                                                               YEAR ENDED DECEMBER 31, 2000
                                                                    -----------------------------------------------
                                                                          STONE                      COMBINED
                                                                    ------------------         --------------------
                                                                 (in thousands, except per share and per unit amounts)
       FINANCIAL HIGHLIGHTS
           Total Revenues...................................                 $260,379                     $386,166
           Net Income.......................................                   84,945                      127,973
              Per Share.....................................                     4.51                         4.86
           Net Cash Flow from Operations (1)................                  198,886                      300,097
              Per Share (1).................................                    10.57                        11.40

           Working Capital..................................                   53,421                       53,065
           Oil and Gas Properties, net......................                  444,631                      747,573
           Total Assets.....................................                  602,431                      944,103
           Long-Term Debt...................................                  100,000                      148,000
           Stockholders' Equity.............................                  356,743                      592,231

           Weighted Average Shares Outstanding - Diluted....                   18,824                       26,335

       OPERATIONAL HIGHLIGHTS
           Production:
              Oil (MBbls)...................................                    3,334                        4,449
              Gas (MMcf)....................................                   46,480                       72,239
              Oil and Gas (MMcfe)...........................                   66,484                       98,933

           Average Sales Prices (2):
              Oil (per Bbl).................................                   $25.82                       $26.66
              Gas (per Mcf).................................                     3.66                         3.64
              Oil and Gas (per Mcfe)........................                     3.86                         3.86

           Estimated Proved Reserves:
              Oil (MBbls)...................................                   21,319                       33,625
              Gas (MMcf)....................................                  272,238                      398,524
              Oil and Gas (MMcfe)...........................                  400,152                      600,274

           Present Value of Estimated Future
               Pre-Tax Net Cash Flows ......................               $2,029,374                   $2,941,790

(1) Before working capital changes.
(2) Includes the effects of hedging.

2001 OUTLOOK

    The merger with Basin, which was effective February 1, 2001, increased our property base to 79 producing properties by adding 25 Gulf Coast Basin and 33 Rocky Mountain properties. Our estimated 2001 capital expenditures budget of approximately $253 million is expected to be allocated approximately 90% to Gulf Coast operations and 10% to Rocky Mountain activities. The 2001 planned investment in the Rockies represents over a 200% increase from the investments made by Basin in the region during 2000. We expect to drill 77 gross wells during 2001, 43 in the onshore and shallow water offshore regions of the Gulf Coast Basin and 34 in the Rocky Mountains. Approximately 65% of the estimated drilling costs are expected to be dedicated to exploratory targets with the remaining 35% allocated to the development of existing reserves. While the 2001 capital expenditures budget does not include any projected acquisitions, we continue to seek growth opportunities that fit our specific acquisition profile.

    Based on our commodity price and production projections, we expect to finance our 2001 capital expenditures budget with cash flows from operations. Our production goal for 2001 is to increase production 15% over 2000's combined production of 98.9 Bcfe.

OIL AND GAS MARKETING

     Our oil, natural gas and natural gas condensate production is sold at current market prices under short-term contracts providing for variable or market sensitive prices. Since alternative purchasers of oil and gas are readily available, we believe that the loss of any of our major purchasers would not result in a material adverse effect on our ability to market future oil and gas production. From time to time, we may enter into transactions that hedge the price of oil, natural gas and natural gas condensate. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk."

COMPETITION AND MARKETS

    Competition in the Gulf Coast Basin and the Rocky Mountains is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. We compete with major oil companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of our competitors have financial resources and exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete. See "Risk Factors - Competition within our industry may adversely affect our operations."

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

REGULATION

    REGULATION OF PRODUCTION. In all areas where we conduct activities, there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may enforce rules in connection with the location, spacing, drilling, operation and production of both oil and gas wells, determine the reasonable market demand for oil and gas and establish allowable rates of production. These regulatory orders can limit the number of wells or the location where wells may be drilled. Regulations can also restrict the rate of production below the rate that these wells would otherwise produce in the absence of such regulatory orders. Any of these actions could negatively impact the amount or timing of revenues.

    FEDERAL LEASES. We have oil and gas leases both onshore and in the Gulf of Mexico which were granted by the federal government. Operations on onshore federal leases must be conducted in accordance with permits issued by the Bureau of Land Management and are subject to a number of other regulatory restrictions, such as winter game restrictions and drilling limitations imposed by resource management plans. Moreover, on certain federal leases, prior approval of drillsite locations must be obtained from the Environmental Protection Agency (the "EPA"). On large-scale projects, lessees may be required to perform Environmental Impact Statements to assess the environmental effects of potential development, which can delay project implementation or result in the imposition of environmental restrictions that could have a material impact on the cost or scope of such project.

    Offshore leases are administered by the United States Department of the Interior Minerals Management Service (the "MMS"). Offshore lessees must obtain MMS approval of exploration, development and production plans prior to the commencement of these operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the EPA), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has enacted regulations requiring offshore production facilities located on the Outer Continental Shelf ("OCS") to meet stringent engineering, construction and safety specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and prohibiting the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has enacted other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. Lessees must also comply with detailed MMS regulations governing the calculation of royalty payments and the valuation of production and permitted cost deductions for that purpose. In 2000, the MMS issued a final rule modifying the valuation procedures for the calculation of royalties owed for crude oil sales. When oil production sales are not in arms-length transactions, the new royalty calculation will base the valuation of oil production on spot market prices instead of the posted prices that were previously utilized. We are currently selling our crude oil under arm's-length transactions in a manner that we believe to be acceptable to the MMS under its new rule. As such, we believe that the effect, if any, of this new rule will not have a material adverse effect on our results of operations.

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

    Since November 26, 1993, new levels of lease and area-wide bonds have been required of lessees taking certain actions with regard to OCS leases. Operators in the OCS waters of the Gulf of Mexico were required to increase their area-wide bonds and individual lease bonds to $3 million and $1 million, respectively, unless the MMS allowed exemptions or reduced amounts. We currently have an area-wide right-of-way bond for $0.3 million and an area-wide lessee's and operator's bond totaling $3 million issued in favor of the MMS for our existing offshore properties. The MMS also has discretionary authority to require supplemental bonding in addition to the foregoing required bonding amounts but this authority is only exercised on a case-by-case basis at the time of filing an assignment of record title interest for MMS approval. Based upon certain financial parameters, we have been granted exempt status by the MMS, which exempts us from the supplemental bonding requirements. There is no assurance, however, that such exemption will be maintained. Under certain circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations.

    OIL PRICE CONTROLS AND TRANSPORTATION RATES. Sales of crude oil, condensate and gas liquids are not currently regulated and are made at negotiated prices. Effective January 1, 1995, the Federal Energy Regulatory Commission (the "FERC") implemented regulations establishing an indexing system for transportation rates for oil that allowed for an increase in the cost of transporting oil to the purchaser. The implementation of these regulations has not had a material adverse effect on our results of operations.

    FEDERAL REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and regulations promulgated thereunder by the FERC. In the past, the Federal government has regulated the prices at which gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

    Commencing in 1992, the FERC issued Order No. 636 and subsequent orders (collectively, "Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all shippers. Although Order No. 636 does not directly regulate our activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. The implementation of these orders has not had a material adverse effect on our results of operations. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations.

    In 2000, the FERC issued Order No. 637 and subsequent orders (collectively, "Order No. 637"), which imposed a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 revised the FERC pricing policy by waiving price ceilings for short-term released capacity for a two year period, and effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, pipeline penalties, rights of first refusal and information reporting. Most major aspects of Order No. 637 are pending judicial review. We cannot predict whether and to what extent FERC's market reforms will survive judicial review and, if so, whether the FERC's actions will achieve the goal of increasing competition in markets in which our natural gas is sold. However, we do not believe that we will be affected by any action taken materially differently than other natural gas producers and marketers with which we compete.

    The OCSLA requires that all pipelines operating on or across the OCS provide open-access, non-discriminatory service. Commencing in April 2000, the FERC issued Order Nos. 639 and 639-A (collectively, "Order No. 639"), which imposed certain reporting requirements applicable to "gas service providers" operating on the OCS concerning their prices and other terms and conditions of service. The purpose of Order No. 639 is to provide regulators and other interested parties with sufficient information to detect and to remedy discriminatory conduct by such service providers. The FERC has stated that these reporting rules apply to OCS gatherers and has clarified that they may also apply to other OCS service providers including platform operators performing dehydration, compression, processing and related services for third parties. Judicial review of Order No. 639 is currently pending. We cannot predict whether and to what extent these regulations will survive such review, and what effect, if any, they may have on us. The rules, if allowed to stand, may increase the frequency of claims of discriminatory service, may decrease competition among OCS service providers and may lessen the willingness of OCS gathering companies to provide service on a discounted basis.

    Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

    ENVIRONMENTAL REGULATIONS. Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as those of the oil and gas industry in general. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us, there is no assurance that this trend will continue in the future.

    The Oil Pollution Act, as amended ("OPA"), and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by OPA.

    OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under OPA and a final rule adopted by the MMS in August 1998, responsible parties of covered offshore facilities that have a worst case oil spill of more than 1,000 barrels must demonstrate financial responsibility in amounts ranging from at least $10 million in specified state waters to at least $35 million in OCS waters, with higher amounts of up to $150 million in certain limited circumstances where the MMS believes such a level is justified by the risks posed by the operations, or if the worst case oil-spill discharge volume possible at the facility may exceed the applicable threshold volumes specified under the MMS's final rule. We do not anticipate that we will experience any difficulty in continuing to satisfy the MMS's requirements for demonstrating financial responsibility under the current OPA and MMS's August 1998 final rule.

    The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The EPA has indicated that we may be potentially responsible for costs and liabilities associated with alleged releases of hazardous substances at one site. See "Item 3. Legal Proceedings-Environmental."

    The Resource Conservation and Recovery Act, as amended ("RCRA"), generally does not regulate most wastes generated by the exploration and production of oil and gas. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy." However, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on our operating costs, as well as the oil and gas industry in general. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste oils, may be regulated as hazardous waste.

    We currently own or lease, and have in the past owned or leased, onshore properties that for many years have been used for or associated with the exploration and production of oil and gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us on or under other locations where such wastes have been taken for disposal. In addition, most of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators), or to perform remedial plugging or closure operations to prevent future contamination.

    The Federal Water Pollution Control Act, as amended ("FWPCA"), imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The FWPCA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs and we believe that these costs will not have a material adverse impact on our results of operations or financial position. The EPA has adopted regulations requiring certain oil and gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

EMPLOYEES

    At March 15, 2001, the combined company had 200 full time employees. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement. From time to time we utilize the services of independent contractors to perform various field and other services.

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

THE MARKETABILITY OF STONE'S PRODUCTION DEPENDS MOSTLY UPON THE AVAILABILITY, PROXIMITY AND CAPACITY OF GAS GATHERING SYSTEMS, PIPELINES AND PROCESSING FACILITIES.

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

    At December 31, 2000, approximately 19% of our estimated proved reserves were undeveloped and approximately 23% of the combined company's estimated proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our oil and gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated.

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

    o the issuance of common stock, preferred stock or other equity securities;

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

WE MAY NOT BE ABLE TO FUND OUR PLANNED CAPITAL EXPENDITURES.

    We spend and will continue to spend a substantial amount of capital for the development, exploration, acquisition and production of oil and gas reserves. Our capital expenditures were $164.7 million during 2000, $123.9 million during 1999 and $158.9 million during 1998. We estimate that capital expenditures for the combined company in 2001 will be approximately $253 million. If low oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our drilling program. After utilizing our available sources of financing, we may be forced to raise additional debt or equity proceeds to fund such expenditures. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

WE MAY NOT BE ABLE TO REPLACE PRODUCTION WITH NEW RESERVES.

    In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Gulf of Mexico reservoirs tend to experience steep declines, while declines in other regions tend to be relatively slow. A significant portion of our production is from Gulf of Mexico reservoirs. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration activities. Our future natural gas and oil production is highly dependent upon our level of success in finding or acquiring additional reserves.

    Our recent growth, including our recent acquisition of Basin, is due in part to acquisitions of producing properties. The successful acquisition of producing properties requires an assessment of a number of factors beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities, title issues and other factors. Such assessments are inexact and their accuracy is inherently uncertain. In connection with such assessments, we perform a review of the subject properties, which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, the review will not permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We cannot assure you that we will be able to acquire properties at acceptable prices because the competition for producing oil and gas properties is intense and many of our competitors have financial and other resources which are substantially greater than those available to us.

    Our strategy includes increasing our production and reserves by the implementation of a carefully designed field-wide development plan. These development plans are often formulated prior to the acquisition of a property. However, we cannot assure you that our future development, acquisition and exploration activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.

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

    We cannot assure you that the new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may be unprofitable. Drilling activities can result in dry wells and wells that are productive but do not produce sufficient net revenues after operating and other costs to recoup drilling costs.

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

    We currently maintain loss of production insurance to protect against uncontrollable disruptions in production operations. The policy covers the majority of our anticipated production volumes from selected offshore properties on an individual facility basis. The value of lost production would be calculated using the average of the last 45 days' revenue from the facility prior to the loss. We currently maintain coverage of up to $75 million per occurrence that becomes effective after 30 consecutive days of lost production.

    We also maintain additional insurance of various types to cover our operations, including maritime employer's liability and comprehensive general liability. Coverage amounts are provided by primary and excess umbrella liability policies with ultimate limits of $50 million. In addition, we maintain up to $50 million in operator's extra expense insurance, which provides coverage for the care, custody and control of wells drilled and/or completed plus redrill and pollution coverage. The exact amount of coverage for each well is dependent upon its depth and location.

    We cannot assure you that our insurance will be adequate to cover losses or liabilities. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase. The occurrence of a significant event, not fully insured or indemnified against, could materially and adversely affect our financial condition and operations.

A PORTION OF OUR PRODUCTION, REVENUES AND CASH FLOWS ARE DERIVED FROM ASSETS THAT ARE CONCENTRATED IN A GEOGRAPHIC AREA.

     Production from South Pelto Block 23 and Eugene Island Block 243 accounted for approximately 26% and 23%, respectively, of our total oil and gas production volumes during 2000. On a combined basis, production from South Pelto Block 23 and Eugene Island Block 243 accounted for approximately 18% and 16%, respectively, of the combined company's production volumes during 2000.

LEVERAGE MATERIALLY AFFECTS OUR OPERATIONS.

    As of December 31, 2000, our long-term debt was $100 million and we had $192.5 million of available borrowing capacity under our bank credit facility with no outstanding draws. The borrowing base limitation on our credit facility is periodically redetermined based on an evaluation of our reserves. Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to repay a portion of our bank debt. We may not have sufficient funds to make such repayments.

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

OUR OIL AND GAS OPERATIONS ARE SUBJECT TO VARIOUS U.S. FEDERAL, STATE AND LOCAL GOVERNMENTAL REGULATIONS THAT MATERIALLY AFFECT OUR OPERATIONS.

    Our oil and gas operations are subject to various U.S. federal, state and local governmental regulations. These regulations may be changed in response to economic or political conditions. Regulated matters include permits for discharges of wastewaters and other substances generated in connection with drilling operations, bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs, reports concerning operations, the spacing of wells and unitization and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow of oil and gas wells below actual production capacity. In addition, the OPA requires operators of offshore facilities to prove that they have the financial capability to respond to costs that may be incurred in connection with potential oil spills. Under such law and other federal and state environmental statutes, including CERCLA and RCRA, owners and operators of certain defined onshore and offshore facilities are strictly liable for spills of oil and other regulated substances, subject to certain limitations. A substantial spill from one of our facilities could have a material adverse effect on our results of operations, competitive position or financial condition. Federal, state and local laws regulate production, handling, storage, transportation and disposal of oil and gas, by-products from oil and gas and other substances, and materials produced or used in connection with oil and gas operations. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE.

    Our operations are dependent upon a relatively small group of key management and technical personnel. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with any of these individuals. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on us.

HEDGING TRANSACTIONS MAY LIMIT OUR POTENTIAL GAINS.

    In order to manage our exposure to price risks in the marketing of our oil and gas, we enter into oil and gas price hedging arrangements with respect to a portion of our expected production. Our hedging policy provides that, without prior approval of our board of directors, generally not more than 50% of our production quantities may be hedged. These arrangements may include futures contracts on the New York Mercantile Exchange. While intended to reduce the effects of volatile oil and gas prices, such transactions, depending on the hedging instrument used, may limit our potential gains if oil and gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

    o    our production is less than expected;

    o there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;

    o the counterparties to our futures contracts fail to perform the contracts; or

    o    a sudden, unexpected event materially impacts oil or gas prices.

OWNERSHIP OF WORKING INTERESTS IN CERTAIN OF OUR PROPERTIES BY CERTAIN OF OUR OFFICERS AND DIRECTORS MAY CREATE CONFLICTS OF INTEREST.

    James H. Stone and Joe R. Klutts, both directors of Stone Energy, collectively own 9% of the working interest in certain wells drilled on Section 19 on the east flank of Weeks Island Field. These interests were acquired at the same time that our predecessor company acquired its interests in Weeks Island Field. In their capacity as working interest owners, they are required to pay their proportional share of all costs and are entitled to receive their proportional share of revenues.

    Certain of our officers were granted net profits interests in some of our oil and gas properties acquired prior to 1993. The recipients of net profits interests are not required to pay capital costs incurred on the properties burdened by such interests.

    As a result of these transactions, a conflict of interest may exist between us and such directors and officers with respect to the drilling of additional wells or other development operations.

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

    Certain provisions of our Certificate of Incorporation, Bylaws and shareholders' rights plan and the provisions of the Delaware General Corporation Law may encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. Our Bylaws provide for a classified board of directors. Also, our Certificate of Incorporation authorizes our board of directors to issue preferred stock without stockholder approval and to set the rights, preferences and other designations, including voting rights of those shares, as the board may determine. Additional provisions include restrictions on business combinations and the availability of authorized but unissued common stock. These provisions, alone or in combination with each other and with the rights plan described below, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

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

ITEM 2.  PROPERTIES

    We have grown principally through the acquisition and subsequent development and exploitation of properties purchased from major and independent oil companies. During 2000, we acquired working interests in two new producing fields bringing the total number of producing properties that we operate to 21. Of these properties, 13 are located in the Gulf of Mexico and eight are onshore Louisiana. In addition to acquiring producing properties, in May 2000, we were awarded primary term leases at West Cameron Block 177 and Vermilion Block 276.

    The merger with Basin Exploration added 58 producing properties to our asset base increasing the number of producing properties in which we have a working interest to 79, 46 of which are located in the Gulf Coast Basin and 33 are in the Rocky Mountains. Of the 79 producing properties, we operate 52.

OIL AND GAS RESERVES

    The following table sets forth our estimated net proved oil and gas reserves and the present value of estimated future pre-tax net cash flows related to such reserves as of December 31, 2000. The proved natural gas reserves at December 31, 2000 excluded 4 Bcf of gas dedicated to a production payment. Also excluded are the related estimated future net cash flows and the present value of estimated future net cash flows of $9 million and $8.5 million, respectively.

    The information in this Form 10-K relating to Stone's estimated oil and gas reserves and the estimated future net cash flows attributable thereto is based upon the reserve reports (the "Reserve Reports") prepared as of December 31, 2000 by Atwater Consultants, Ltd. and Cawley, Gillespie & Associates, Inc., both independent petroleum engineers. All product pricing and cost estimates used in the Reserve Reports are in accordance with the rules and regulations of the Securities and Exchange Commission, and, except as otherwise indicated, the reported amounts give no effect to federal or state income taxes otherwise attributable to estimated future cash flows from the sale of oil and gas. The present value of estimated future net cash flows has been calculated using a discount factor of 10%.

    You should not assume that the estimated future net cash flows or the present value of estimated future net cash flows, referred to in the table below, represent the fair value of our estimated oil and gas reserves. As required by the SEC, we determine estimated future net cash flows using market prices for oil and gas on the last day of the fiscal period. Using the information contained in the Reserve Reports, the average 2000 year-end product prices for all of our properties were $28.01 per barrel of oil and $10.13 per Mcf of gas. During the first quarter of 2001, market prices for oil and gas have generally decreased, which would result in a reduction of estimated future net cash flows and the present value of estimated future net cash flows if recomputed.

                                               PROVED                         PROVED                            TOTAL
                                              DEVELOPED                     UNDEVELOPED                         PROVED
                                   ---------------------------     ----------------------------    --------------------------------
                                     STONE        COMBINED (1)        STONE        COMBINED (1)       STONE            COMBINED (1)
                                   ----------    -------------     -----------    -------------    ------------      --------------

Oil (MBbls)......................    17,073            25,374           4,246            8,251           21,319              33,625

Gas (MMcf).......................   221,433           307,320          50,805           91,204          272,238             398,524

Total oil and gas (MMcfe)........   323,871           459,564          76,281          140,710          400,152             600,274

Estimated future net
 cash flows before income
 taxes (in thousands)............$2,421,951        $3,299,865        $516,615         $900,899       $2,938,566          $4,200,764

Present value of estimated
 future net cash flows before
 income taxes (in thousands).... $1,713,634        $2,365,721        $315,740         $576,069       $2,029,374          $2,941,790


   (1) Estimates for Basin Exploration at December 31, 2000 were prepared by the independent petroleum engineering firm of Ryder Scott Company. Based on the combined reserve reports, the average 2000 year-end product prices for the combined company were $27.30 per barrel of oil and $9.97 per Mcf of gas.

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

    As an operator of domestic oil and gas properties, we have filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by Public Law 93-275. There are differences between the reserves as reported on Form EIA-23 and as reported herein. The differences are attributable to the fact that Form EIA-23 requires that an operator report the total reserves attributable to wells that it operates, without regard to percentage ownership (i.e., reserves are reported on a gross operated basis, rather than on a net interest basis) or non-operated wells in which it owns an interest.

ACQUISITION, PRODUCTION AND DRILLING ACTIVITY

    ACQUISITION AND DEVELOPMENT COSTS. The following table sets forth certain information regarding the costs incurred in our acquisition, development and exploratory activities during the periods indicated.


                                                                           YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                   2000              1999           1998
                                                                ----------        ----------     ----------
                                                                                (In thousands)
        Acquisition costs..................................       $10,803           $31,046        $17,748
        Development costs..................................        57,231            53,463         54,889
        Exploratory costs..................................        87,510            32,117         81,765
                                                                ----------        ----------     ----------
        Subtotal...........................................       155,544           116,626        154,402
        Capitalized general and administrative costs and
           interest, net of fees and reimbursements........         9,146             7,284          4,480
                                                                ----------        ----------     ----------
        Total additions to oil and gas properties (1)......      $164,690          $123,910       $158,882
                                                                ==========        ==========     ==========

(1) Total additions to oil and gas properties during 1999 included non-cash additions of $20.3 million related to acquisitions made through production payments.

     COMBINED ACQUISITION AND DEVELOPMENT COSTS. Total additions to oil and gas properties for the combined company during 2000 were approximately $270 million.

    PRODUCTIVE  WELL AND ACREAGE DATA.  The  following  table sets forth certain
statistics   regarding  the  number  of  productive   wells  and  developed  and
undeveloped acreage as of December 31, 2000.

                                                      STONE                                       COMBINED
                                     ----------------------------------------     -----------------------------------------
                                          GROSS                     NET                GROSS                      NET
                                     ----------------         ---------------     ----------------         ----------------
Productive Wells:
    Oil............................            87.00  (1)              63.46               368.00  (2)              244.46
    Gas............................            72.00  (3)              55.32               154.00  (4)               94.32
                                     ----------------         ---------------     ----------------         ----------------
        Total......................           159.00                  118.78               522.00                   338.78
                                     ================         ===============     ================         ================

Developed Acres:
    Onshore Gulf Coast.............         3,773.71                2,947.50             3,933.71                 2,996.25
    Gulf of Mexico.................        13,764.64                5,755.87           148,116.82                73,385.67
    Rocky Mountain Basin...........           -                        -                48,805.44                28,406.42
                                     ----------------         ---------------     ----------------         ----------------
        Total......................        17,538.35                8,703.37           200,855.97               104,788.34
                                     ================         ===============     ================         ================
Undeveloped Acres:
    Onshore Gulf Coast.............        27,757.53               17,852.01            39,869.62                23,246.64
    Gulf of Mexico.................        83,419.22               70,381.69           257,944.71               213,724.08
    Rocky Mountain Basin...........           -                        -               211,213.54               127,885.23
                                     ----------------         ---------------     ----------------         ----------------
        Total......................       111,176.75  (5)          88,233.70           509,027.87  (6)          364,855.95
                                     ================         ===============     ================         ================

(1)  6 gross wells each have dual completions.
(2)  47 gross wells each have dual completions.
(3)  9 gross wells each have dual completions.
(4)  18 gross wells each have dual completions.
(5) Leases covering approximately 1% of our undeveloped gross acreage will expire in 2001, 6% in 2002, 5% in 2003, 1% in 2004 and 10% in 2005. Leases
     covering the remainder of our undeveloped gross acreage (77%) are held by production.
(6) Leases covering approximately 6% of the undeveloped gross acreage will expire in 2001, 9% in 2002, 17% in 2003, 14% in 2004 and 17% in 2005.
     Leases covering the remainder of the undeveloped gross acreage (37%) are held by production.

    DRILLING ACTIVITY. The following table sets forth our drilling activity for the periods indicated.

                                                               YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------
                                                2000                      1999                      1998
                                       ----------------------    ---------------------     ---------------------
                                         GROSS         NET         GROSS        NET          GROSS         NET
                                       ---------    ---------    ---------    --------     ---------    --------
    Exploratory Wells:
        Productive...................    14.00        10.95         8.00        5.16          6.00        5.33
        Nonproductive................     9.00         6.35         1.00        0.31          4.00        3.35

    Development Wells:
        Productive...................     8.00         7.28         6.00        4.89          3.00        2.63
        Nonproductive................     1.00         0.82          -           -            1.00        0.98


    COMBINED DRILLING ACTIVITY. Drilling activity for 2000 for the combined company was as follows:

                                        YEAR ENDED DECEMBER 31, 2000
                                     ------------------------------------
                                        COMBINED            COMBINED
                                          GROSS                NET
                                     ----------------    ----------------

    Exploratory Wells:
      Productive..................        30.00               17.35
      Nonproductive...............        20.00               10.65

    Development Wells:
      Productive..................        24.00               16.68
      Nonproductive...............         1.00                0.82

TITLE TO PROPERTIES

    We believe that we have satisfactory title on substantially all of our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. Prior to acquiring undeveloped properties, we perform a title investigation that is thorough but less vigorous than that conducted prior to drilling, which is consistent with standard practice in the oil and gas industry. Before we commence drilling operations, we conduct a thorough title examination and perform curative work with respect to significant defects before proceeding with operations. We have performed a thorough title examination with respect to substantially all of our producing properties.

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL

    In August 1989, we were advised by the EPA that it believed we were a potentially responsible party (a "PRP") for the cleanup of an oil field waste disposal facility located near Abbeville, Louisiana, which was included on CERCLA's National Priority List (the "Superfund List") by the EPA in March 1989. Although we did not dispose of wastes or salt water at this site, the EPA contends that transporters of salt water may have rinsed their trucks' tanks at this site. By letter dated December 9, 1998, the EPA made demand for cleanup costs on 23 of the PRP's, including us, who had not previously settled with the EPA. Since that time we, together with other PRPs, have been negotiating the settlement of our respective liability for environmental conditions at this site with the U.S. Department of Justice. Given the number of PRP's at this site and the current satisfactory progress of these negotiations, we do not believe that any liability for this site would have a material adverse affect on our financial condition. A tentative settlement has been reached with the U.S. Department of Justice regarding our potential liability at this site. The amount of this tentative settlement is immaterial to our financial statements and was not accrued at December 31, 2000. However, the settlement has not been formally approved by all parties, and we cannot assure you that a settlement will be formally approved.

OTHER PROCEEDINGS

    We are named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for a vote of our stockholders during the fourth quarter of 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding the names, ages (as of March 15, 2001) and positions held by each of our executive officers. Our executive officers serve at the discretion of the Board of Directors.

                     Name                               Age                       Position
                     ----                               ---                       --------
D. Peter Canty................................          54         President, Chief Executive Officer and Director
Andrew L. Gates, III..........................          53         Vice President, Secretary and General Counsel
Craig L. Glassinger...........................          53         Vice President - Resources
Phillip T. Lalande............................          51         Vice President - Engineering
E. J. Louviere................................          52         Vice President - Land
J. Kent Pierret...............................          45         Vice President - Accounting and Controller
James H. Prince...............................          58         Vice President, Chief Financial Officer and Treasurer


    The following biographies describe the business experience of our executive officers for at least the past five years. Stone Energy Corporation was formed in March 1993 to become a holding company for The Stone Petroleum Corporation ("TSPC") and its subsidiaries. In 1997, TSPC was dissolved after the majority of its assets were transferred to Stone Energy Corporation.

     D. Peter Canty was named Chief Executive Officer on January 1, 2001 and President in March 1994. He has also served as Chief Operating Officer and as a Director since March 1993. Mr. Canty was President of TSPC from 1994 to 1997.

    Andrew L. Gates, III has served as Vice President, Secretary and General Counsel since August 1995.

    Craig L. Glassinger was named Vice President - Resources in February 2001. From December 1995 to February 2001 he served as Vice President - Acquisitions.

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

    James H. Prince was named Chief Financial Officer in August 1999 and Treasurer in June 1999. He previously served as Chief Accounting Officer and Controller from 1993 to June 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since July 9, 1993, our common stock has been listed on the New York Stock Exchange under the symbol "SGY." The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock.


                                                         HIGH            LOW
                                                        -------        -------
1999
        First Quarter...............................    $33.063        $22.750
        Second Quarter..............................     45.000         31.375
        Third Quarter...............................     55.625         42.000
        Fourth Quarter..............................     50.938         33.750
2000
        First Quarter...............................    $50.375        $32.250
        Second Quarter..............................     61.813         44.875
        Third Quarter...............................     60.938         47.063
        Fourth Quarter..............................     67.380         50.190

2001
        First Quarter (through March 15, 2001)......    $63.750        $50.390

    On March 15, 2001, the last reported sales price on the New York Stock Exchange Composite Tape was $51.50 per share. As of that date, there were approximately 178 holders of record of our common stock.

DIVIDEND RESTRICTIONS

    In the past, we have not paid cash dividends on our common stock, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and development of our business. The restrictions on our present or future ability to pay dividends are included in the provisions of the Delaware General Corporation Law and in certain restrictive provisions in the indenture executed in connection with our 8-3/4% Senior Subordinated Notes due 2007. In addition, we have entered into a credit facility that contains provisions that may have the effect of limiting or prohibiting the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth a summary of selected historical financial information for each of the years in the five year period ended December 31, 2000. This information is derived from our Financial Statements and the notes thereto. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

    For  combined  financial   information   regarding  the  merger  with  Basin
Exploration, see "Note 15 - Supplemental Combined Financial Statements - Unaudited" to the Financial Statements.


                                                                             YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------
                                                               2000        1999       1998       1997       1996
                                                               ----        ----       ----       ----       ----
                                                                    (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
    Operating revenues:
      Oil production revenue.............................     $86,083     $56,969    $38,527    $31,082    $27,788
      Gas production revenue.............................     170,325      89,950     76,070     37,997     28,051
      Other revenue......................................       3,971       2,215      2,023      1,908      2,126
                                                            ---------   ---------  ---------  ---------  ---------
        Total revenues...................................     260,379     149,134    116,620     70,987     57,965
                                                            ---------   ---------  ---------  ---------  ---------
    Expenses:
      Normal lease operating expenses....................      26,964      22,625     18,042     10,123      8,625
      Major maintenance expenses.........................       6,538       1,115      1,278      1,844        427
      Production taxes...................................       5,731       2,019      2,083      2,215      3,399
      Depreciation, depletion and amortization...........      74,200      65,803     68,187     28,739     19,564
      Write-down of oil and gas properties...............        -           -        89,135       -          -
      Interest expense...................................       8,534      12,907     12,987      5,004      3,618
      General and administrative costs...................       6,005       4,604      4,256      3,815      3,465
      Incentive compensation plan........................       1,722       1,510        763        833        928
                                                            ---------   ---------  ---------  ---------  ---------
        Total expenses...................................     129,694     110,583    196,731     52,573     40,026
                                                            ---------   ---------  ---------  ---------  ---------
    Net income (loss) before income taxes................     130,685      38,551    (80,111)    18,414     17,939
                                                            ---------   ---------  ---------  ---------  ---------
    Income tax provision (benefit):
      Current............................................         450          25       -          -           208
      Deferred...........................................      45,290      12,036    (28,480)     6,495      6,698
                                                            ---------   ---------  ---------  ---------  ---------
        Total income taxes...............................      45,740      12,061    (28,480)     6,495      6,906
                                                            ---------   ---------  ---------  ---------  ---------
    Net income (loss)....................................     $84,945     $26,490   ($51,631)   $11,919    $11,033
                                                            =========   =========  =========  =========  =========

    Earnings and dividends per common share:
      Basic net income (loss) per common share ..........       $4.60       $1.61     ($3.43)     $0.79      $0.90
                                                            =========   =========  =========  =========  =========
      Diluted net income (loss) per common share ........       $4.51       $1.58     ($3.43)     $0.78      $0.90
                                                            =========   =========  =========  =========  =========
      Cash dividends declared............................         -           -          -          -          -

CASH FLOW DATA:
    Net cash provided by operating
      activities (before working capital changes)........    $198,886    $101,348    $77,211    $47,153    $37,295
    Net cash provided by operating
      activities.........................................     213,680      78,850     85,633     32,679     32,751

BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital .....................................     $53,421     $22,887     $9,884     $8,328     $6,683
    Oil and gas properties, net..........................     444,631     353,141    293,824    291,420    171,396
    Total assets ........................................     602,431     441,738    366,390    354,144    209,406
    Long-term debt, less current portion.................     100,000     100,000    209,936    132,024     26,172
    Stockholders' equity ................................     356,743     265,587    105,332    156,637    144,441


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is intended to assist in understanding our financial position and results of operations for each year of the three-year period ended December 31, 2000. Our Financial Statements and the notes thereto, which are found elsewhere in this Form 10-K, contain detailed information that should be referred to in conjunction with the following discussion. See "Item 8. Financial Statements and Supplementary Data."

OVERVIEW

    We are an independent oil and gas company engaged in the acquisition, exploration, development and operation of oil and gas properties onshore and in shallow waters offshore Louisiana. We have been active in the Gulf Coast Basin since 1973, which gives us extensive geophysical, technical and operational expertise in this area.

    Historically, we have sought growth primarily through the acquisition and development of mature fields with a prolific production history. As commodity prices increase and provide financial stability through additional cash flow it becomes more feasible to pursue an aggressive exploratory drilling strategy. During 2000, we designed a drilling program that provided an acceptable mix of high and low risk projects in an effort to capitalize on an opportunity to test certain prospects that have higher reward potential but are too high risk to drill in periods of low prices. As a result, we drilled a record number of wells, the majority of which were classified as exploratory wells.

    As commodity prices increased, the demand for and the costs of drilling rigs and related services did as well. In an attempt to hedge against rising drilling costs, we entered into long-term fixed dayrate contracts for drilling rigs that are capable of drilling on all our properties and we occasionally entered into turnkey contracts that require a fixed payment upon the completion of a project regardless of the number of drilling days.

    The current commodity price environment also impacted the property market. It is generally more expensive to buy properties at times when oil and gas prices have increased, which is what we witnessed during the year 2000. Therefore, we pursued stock-for-stock merger targets and non-cash acquisition opportunities such as farmins, whereby we earned a working interest in desirable acreage by drilling a well versus buying the field.

    From time to time we enter into hedging contracts to reduce our exposure to the possibility of declining commodity prices. Traditionally, these contracts have been in the form of fixed price swaps and collars. In response to rising commodity prices, we sought a hedging instrument that guaranteed a floor on the prices we would receive for certain production volumes while allowing us to fully participate in commodity price increases. As such, we purchased put contracts for a portion of our future production that guarantee what we believe to be minimum attractive prices for our hedged volumes.

    During 2000, we remained focused on our objectives of increasing production, cash flow and reserves. We set a company record for annual production by producing 66.5 billion cubic feet of gas equivalent (Bcfe). We also set a record for annual cash flow before working capital changes with 2000 results of $198.9 million representing a 96% increase over 1999 results. Finally, at December 31, 2000, we reported 400.2 Bcfe of estimated proved reserves, which is the largest proved reserve base in our history. Our 2000 reserve replacement ratio was 119%, which marks the seventh consecutive year that we replaced more than our annual production.

    As a result of the Basin merger's impact on our production, cash flow and our property base and prospect inventory, we currently expect to implement a significantly expanded capital expenditures program during 2001. With an estimated budget of approximately $253 million, we have designed a capital expenditures program that attempts to maximize the potential of our expanded prospect inventory and can be financed by future cash flow. In addition to drilling, we expect to seek growth opportunities through acquisitions that become more feasible in periods of declining prices. We will continue to modify our operating strategy to meet the demands of our ever-changing industry.

RESULTS OF OPERATIONS

    The following table sets forth certain operating information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and gas reserves. See "Item 2. Properties - Oil and Gas Reserves."

     For  combined  operating   information  regarding  the  merger  with  Basin
Exploration,  see "Selected Comparative Financial and Operational Data" in "Item
1. Business."


                                                                                Year Ended December 31,
                                                                    ----------------------------------------------
                                                                        2000              1999            1998
                                                                    ------------      ------------    ------------
PRODUCTION:
   Oil (MBbls)..................................................        3,334             3,469            2,876
   Gas (MMcf)
      Produced excluding volumetric production payment..........       43,813            36,780           33,281
      Volumetric production payment.............................        2,667             1,333             -
                                                                    ------------      ------------    ------------
      Total gas volumes produced................................       46,480            38,113           33,281
   Oil and gas (MMcfe)
      Produced excluding volumetric production payment..........       63,817            57,594           50,537
      Volumetric production payment.............................        2,667             1,333             -
                                                                    ------------      ------------    ------------
      Total volumes produced....................................       66,484            58,927           50,537
 AVERAGE SALES PRICES:
   Oil (per Bbl)................................................       $25.82            $16.42           $13.40
   Gas (per Mcf)
      Price excluding volumetric production payment.............        $3.75             $2.36            $2.29
      Volumetric production payment.............................         2.24              2.24              -
      Net average price.........................................         3.66              2.36             2.29
   Oil and gas (per Mcfe)
      Price excluding volumetric production payment.............        $3.92             $2.50            $2.27
      Volumetric production payment.............................         2.24              2.24              -
      Net average price.........................................         3.86              2.49             2.27
 AVERAGE COSTS (PER MCFE):
   Normal operating costs.......................................        $0.41             $0.38            $0.36
   General and administrative costs.............................         0.09              0.08             0.08
   Depreciation, depletion and amortization.....................         1.10              1.10             1.33
 RESERVES AT DECEMBER 31:
   Oil (MBbls)..................................................       21,319            22,636           18,476
   Gas (MMcf)...................................................      272,238           251,614          243,270
   Oil and gas (MMcfe)..........................................      400,152           387,430          354,126
   Present value of estimated future net cash flows before
      income taxes (in thousands)...............................   $2,029,374          $561,303         $286,098

    2000 COMPARED TO 1999. For the year 2000 we reported record net income totaling $84.9 million, or $4.51 per share, compared to net income for the year ended December 31, 1999 of $26.5 million, or $1.58 per share. The favorable results in net income were due to improvements in the following components:

    PRODUCTION.  During 2000,  production volumes reached a record high totaling
66.5 Bcfe compared to 58.9 Bcfe produced during 1999. Natural gas production during 2000 increased 22% to approximately 46.5 billion cubic feet compared to 1999 gas production of 38.1 billion cubic feet, while oil production during 2000 totaled approximately 3.3 million barrels compared to 3.5 million barrels produced during 1999.

    The increase in 2000 production rates, compared to 1999, was due to increases at several of our fields, the most significant of which were Eugene Island Block 243 and East Cameron Block 64.

    PRICES. Prices realized during 2000 averaged $25.82 per barrel of oil and $3.66 per Mcf of gas. This represents a 55% increase, on an Mcfe basis, over 1999 average realized prices of $16.42 per barrel of oil and $2.36 per Mcf of gas. All unit pricing amounts include the effects of hedging.

    From time to time, we enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Due to increases in commodity prices, hedging transactions reduced the average price we received during the year for oil by $4.60 per barrel and for gas by $0.48 per Mcf, compared to a net decrease of $1.42 per barrel and a net increase of $0.02 per Mcf realized during 1999.

    OIL AND GAS REVENUE. As a result of higher production rates and realized prices, oil and gas revenue reached a record high during 2000, increasing 75% to $256.4 million, compared to 1999 oil and gas revenue of $146.9 million.

    EXPENSES. Normal operating costs during 2000 increased to $27 million, compared to $22.6 million during 1999. On a unit of production basis, 2000 operating costs were $0.41 per Mcfe as compared to $0.38 per Mcfe for 1999. The increase in operating costs was due primarily to industry-wide increases in the costs of oil field products and services.

    During 2000, we performed significant workover operations on nine wells at three fields. As a result, major maintenance expenses for the year totaled $6.5 million compared to $1.1 million for 1999.

    Due to increased 2000 onshore production volumes combined with higher oil and gas prices, production revenue from onshore properties increased 108%. As a result, production tax expense increased to $5.7 million from $2 million in 1999. Included in the 1999 amount was a $1 million production tax refund related to the abatement of severance taxes for certain wells under Louisiana state law.

    Depreciation, depletion and amortization (DD&A) expense on our oil and gas properties totaled $73.2 million compared to $64.6 million for 1999. However, on a unit of production basis, this expense was unchanged from the 1999 rate of $1.10 per Mcfe.

    General and administrative expenses for 2000 increased in total to $6 million, or $0.09 per Mcfe, from $4.6 million, or $0.08 per Mcfe, during 1999. Due to our operational and financial results and our stock price performance during the year, incentive compensation expense for 2000 increased to $1.7 million compared to $1.5 million in 1999. Both general and administrative and incentive compensation expenses for 2000 were affected by a 10% increase in our staff level over 1999.

    As a result of the repayment of the borrowings under our bank credit facility in August 1999, interest expense for 2000 decreased to $8.5 million, compared to $12.9 million during 1999.

    RESERVES. At December 31, 2000, our estimated proved oil and gas reserves totaled 400.2 Bcfe, compared to December 31, 1999 reserves of 387.4 Bcfe. Estimated proved gas reserves grew to 272.2 Bcf at the end of 2000 from 251.6 Bcf at year-end 1999, while estimated proved oil reserves declined to 21.3 MMBbls at the end of 2000 from 22.6 MMBbls at the beginning of the year.

    The increases in our 2000 estimated proved reserve volumes were primarily attributable to drilling results and acquisitions during the year. The reserve estimates were prepared by independent petroleum consultants in accordance with guidelines established by the SEC. Adherence to these guidelines limited us in booking reserves on certain successfully drilled wells to the extent of the base of known productive sands. Actual limits of the productive sands will ultimately be determined through production or additional drilling.

    Our present values of estimated future net cash flows before income taxes were $2 billion and $561.3 million at December 31, 2000 and 1999, respectively. You should not assume that the present values of estimated future net cash flows represent the fair value of our estimated oil and gas reserves. As required by the SEC, we determine the present value of estimated future net cash flows using market prices for oil and gas on the last day of the fiscal period. The average year-end oil and gas prices on all of our properties used in determining these amounts were $28.01 per barrel and $10.13 per Mcf for 2000 and $25.07 per barrel and $2.47 per Mcf for 1999. During the first quarter of 2001, market prices for oil and gas have generally decreased, which would result in a reduction of estimated future net cash flows and the present value of estimated future net cash flows at December 31, 2000 if recomputed.

    1999 COMPARED TO 1998. We recognized net income for the year ended December 31, 1999 totaling $26.5 million, or $1.58 per share, compared to the 1998 net loss of $51.6 million, or $3.43 per share. The 1998 results included an after-tax non-cash ceiling test write-down of $57.4 million, or $3.82 per share. Excluding the write-down, favorable results in 1999 net income versus 1998 were due to improvements in the following components:

    PRODUCTION. Production volumes of oil and gas reached a then record high during 1999 and, as compared to 1998, rose 21% and 15%, respectively, totaling
3.5 million barrels of oil and 38.1 billion cubic feet of gas. On a thousand cubic feet of gas equivalent (Mcfe) basis, production rates for 1999 were 17% higher than 1998 production rates.

    The increase in 1999 production rates, compared to 1998, was due primarily to increases at four of our fields. First, we successfully executed an aggressive exploration and development program at Vermilion Block 255 by completing and placing on production three exploratory and two development wells. At the end of 1998, we began producing two high-pressured gas wells at the South Pelto Block 23 E Platform, which significantly contributed to 1999's favorable production rates. From June 1998 through August 1999, we successfully drilled one exploratory well, three development wells and completed three workovers to enhance production at Clovelly Field. Finally, in May 1999, we increased our interest, and therefore our share of production, at Weeks Island Field through the acquisition of an additional 32% working interest in 11 producing wells.

    PRICES. Average realized prices during 1999 were $16.42 per barrel of oil and $2.36 per Mcf of gas and represented a 10% increase, on an Mcfe basis, over average prices of $13.40 per barrel of oil and $2.29 per Mcf of gas recognized during 1998, including the effects of hedging. From time to time, we enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During 1999, hedging transactions reduced the average price we received for oil by $1.42 per barrel and increased the average gas price received by $0.02 per Mcf compared to net increases of $0.28 per barrel of oil and $0.10 per Mcf of gas during 1998.

    OIL AND GAS REVENUE. Oil and gas revenue reached a then record high during 1999. The favorable increases in oil and gas production rates combined with higher commodity prices resulted in oil and gas revenue increasing 28% to $146.9 million, compared to oil and gas revenue of $114.6 million during 1998.

    EXPENSES. Normal operating costs during 1999 increased to $22.6 million, compared to $18 million during 1998. On a unit of production basis, 1999 operating costs were $0.38 per Mcfe compared to $0.36 per Mcfe for 1998. The increase in operating costs was due primarily to a 34% increase in the number of producing wells that we operated as a result of the acquisitions of Lafitte Field, West Cameron Block 176 and East Cameron Block 46, the increases in working interest at East Cameron Block 64, Eugene Island Block 243 and Weeks Island Field and discoveries at many of our fields including Vermilion Block 255, Vermilion Block 131, Clovelly Field and Eugene Island Block 243.

    As a result of increased 1999 production volumes due to acquisitions and discoveries combined with higher oil and gas prices during the year, production revenue from onshore properties increased 43% during 1999. Our production tax expense, however, declined during 1999 to $2 million from $2.1 million in 1998. This decrease resulted from the abatement of severance taxes for certain wells under Louisiana state law. Accordingly, we accrued in December 1999, and received in early 2000, a production tax refund of $1 million.

    General and administrative expenses for 1999 increased in total to $4.6 million from $4.3 million during 1998. However, on a unit basis, these costs were unchanged from the 1998 amount of $0.08 per Mcfe. Due to our operational results and stock performance during the year, incentive compensation expense for 1999 increased to $1.5 million compared to $0.8 million in 1998.

    DD&A expense on our oil and gas properties decreased to $64.6 million, or $1.10 per Mcfe, compared to $67.3 million, or $1.33 per Mcfe, for 1998. The decrease in DD&A expense resulted from a combination of the $89.1 million non-cash ceiling test write-down of oil and gas properties recorded at the end of 1998 and the improvement in oil and gas prices throughout 1999.

    Our provision for income taxes was $12.1 million for the year ended December 31, 1999 and was net of a $1.5 million reduction in deferred taxes relative to estimates of tax basis that were resolved during 1999.

    RESERVES. At December 31, 1999, our estimated proved oil and gas reserves totaled 387.4 Bcfe, excluding approximately 6.7 Bcf of gas dedicated to a production payment associated with certain 1999 acquisitions, compared to December 31, 1998 reserves of 354.1 Bcfe. Estimated proved oil reserves increased to 22.6 MMBbls at the end of 1999 from 18.5 MMBbls at the beginning of the year, and estimated proved gas reserves grew to 251.6 Bcf at December 31, 1999, excluding the 6.7 Bcf of gas dedicated to a production payment, compared to 243.3 Bcf at year-end 1998.

    The increases in our 1999 estimated proved reserve volumes were primarily attributable to drilling results and acquisitions made during the year. The reserve estimates were prepared by independent petroleum consultants in accordance with guidelines established by the SEC. Adherence to these guidelines limited us in booking reserves on certain successfully drilled wells to the extent of the base of known productive sands. Actual limits of the productive sands will ultimately be determined through production or additional drilling.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOW AND WORKING CAPITAL. Net cash flow from operations before working capital changes for 2000 was $198.9 million, or $10.57 per share, compared to $101.3 million, or $6.04 per share, reported for 1999. Working capital at December 31, 2000 totaled $53.4 million.

    CAPITAL EXPENDITURES. Capital expenditures during 2000 totaled $164.7 million and included $7.8 million of capitalized general and administrative costs, net of reimbursements, and $1.3 million of capitalized interest. These investments were financed by a combination of cash flows from operations and working capital.

    MERGER WITH BASIN EXPLORATION. On February 1, 2001, the stockholders of Stone Energy Corporation and Basin Exploration, Inc. voted in favor of, and thereby consummated, the combination, through a pooling of interests, of the two companies in a tax-free, stock-for-stock transaction. In connection with the approval of the merger, stockholders of Stone Energy also approved a proposal to increase the authorized shares of Stone common stock from 25 million to 100 million shares. Under the merger agreement, Basin stockholders received 0.3974 of a share of Stone common stock for each share of Basin common stock they owned. As such, Stone issued approximately 7.4 million shares of common stock which, based upon Stone's closing price of $53.70 on February 1, 2001, resulted in total equity value related to the transaction of approximately $400 million. In addition, Stone assumed, and subsequently retired with cash on hand, approximately $48 million of Basin bank debt. The expenses incurred in relation to the merger are currently estimated to total $27 million and will be a non-recurring item recorded in the first quarter of 2001.

    BUDGETED CAPITAL EXPENDITURES AND LONG-TERM FINANCING. The merger with Basin, which was effective February 1, 2001, increased our property base to 79 producing properties by adding 25 Gulf Coast Basin and 33 Rocky Mountain properties. Our estimated 2001 capital expenditures budget of approximately $253 million is expected to be allocated approximately 90% to Gulf Coast operations and 10% to Rocky Mountain activities. The 2001 planned investment in the Rockies represents over a 200% increase from the investments made by Basin in the region during 2000. We expect to drill 77 gross wells during 2001, 43 in the onshore and shallow water offshore regions of the Gulf Coast Basin and 34 in the Rocky Mountains. Approximately 65% of the estimated drilling costs are expected to be dedicated to exploratory targets with the remaining 35% allocated to the development of existing reserves. While the 2001 capital expenditures budget does not include any projected acquisitions, we continue to seek growth opportunities that fit our specific acquisition profile.

    Our production goal for 2001 is to increase production 15% over 2000's combined production of 98.9 Bcfe. Based upon our outlook on oil and gas prices and production rates, we believe that our cash flows from operations will be sufficient to fund the current 2001 capital expenditures budget. If oil and gas prices or production rates fall below our current expectations, we believe that the available borrowings under our bank credit facility will be sufficient to fund 2001 capital expenditures in excess of operating cash flows.

    We do not budget acquisitions; however, we are currently evaluating several opportunities that fit our specific acquisition profile. One or a combination of certain of these possible transactions could fully utilize our existing sources of capital. Although we have no plans to access the public markets for purposes of capital, if the opportunity arose, we would consider such funding sources to provide capital in excess of what is currently available to us. We would compare the cost of debt financing with the potential dilution of equity offerings to determine the appropriate financing vehicle to maximize stockholder value.

     HEDGING. See "Item 7A. Quantitative and Qualitative Disclosure About Market Risk - Commodity Price Risk."

     NEW ACCOUNTING STANDARDS. See "Item 7A. Quantitative and Qualitative Disclosure About Market Risk - Commodity Price Risk - Adoption of SFAS No. 133."

    BANK CREDIT FACILITY. During 2000, our bank group increased the borrowing base under our credit facility to $200 million and extended the maturity date from July 30, 2001 to July 30, 2005. The borrowing base limitation is based on a borrowing base amount established by the banks for our oil and gas properties. During 2000, we did not draw upon our credit facility, and at December 31, 2000 we had outstanding letters of credit totaling $7.5 million.

    Our credit facility provides for certain covenants, including restrictions or requirements with respect to working capital, net worth, disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends.

    REGULATORY AND LITIGATION ISSUES. In August 1989, we were advised by the EPA that it believed we were a potentially responsible party (a "PRP") for the cleanup of an oil field waste disposal facility located near Abbeville, Louisiana, which was included on CERCLA's National Priority List (the "Superfund List") by the EPA in March 1989. Although we did not dispose of wastes or salt water at this site, the EPA contends that transporters of salt water may have rinsed their trucks' tanks at this site. By letter dated December 9, 1998, the EPA made demand for cleanup costs on 23 of the PRP's, including us, who had not previously settled with the EPA. Since that time we, together with other PRPs, have been negotiating the settlement of our respective liability for environmental conditions at this site with the U.S. Department of Justice. Given the number of PRP's at this site and the current satisfactory progress of these negotiations, we do not believe that any liability for this site would have a material adverse affect on our financial condition. A tentative settlement has been reached with the U.S. Department of Justice regarding our potential liability at this site. The amount of this tentative settlement is immaterial to our financial statements and was not accrued at December 31, 2000. However, the settlement has not been formally approved by all parties, and we cannot assure you that a settlement will be formally approved.

    Since November 26, 1993, new levels of lease and area-wide bonds have been required of lessees taking certain actions with regard to OCS leases. Operators in the OCS waters of the Gulf of Mexico were required to increase their area-wide bonds and individual lease bonds to $3 million and $1 million, respectively, unless the MMS allowed exemptions or reduced amounts. We currently have an area-wide right-of-way bond for $0.3 million and an area-wide lessee's and operator's bond totaling $3 million issued in favor of the MMS for our existing offshore properties. The MMS also has discretionary authority to require supplemental bonding in addition to the foregoing required bonding amounts but this authority is only exercised on a case-by-case basis at the time of filing an assignment of record title interest for MMS approval. Based upon certain financial parameters, we have been granted exempt status by the MMS, which exempts us from the supplemental bonding requirements. Under certain circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations.

    OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under OPA and a MMS final rule adopted in August 1998, responsible parties of covered offshore facilities that have a worst case oil spill of more than 1,000 barrels must demonstrate financial responsibility in amounts ranging from at least $10 million in specified state waters to at least $35 million in OCS waters, with higher amounts of up to $150 million in certain limited circumstances where the MMS believes such a level is justified by the risks posed by the operations or if the worst case oil-spill discharge volume possible at the facility may exceed the applicable threshold volumes specified under the MMS's final rule. We do not anticipate that we will experience any difficulty in continuing to satisfy the MMS's requirements for demonstrating financial responsibility under the current OPA and MMS's August 1998 final rule.

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

FORWARD-LOOKING STATEMENTS

    Certain of the statements set forth under this item and elsewhere in this Form 10-K, including in the documents incorporated by reference, are forward-looking and are based upon assumptions and anticipated results that are subject to numerous risks and uncertainties. See "Item 1. Business -- Forward-Looking Statements" and " -- Risk Factors."

ACCOUNTING MATTERS

    BASIS OF PRESENTATION. The financial statements include our accounts and our proportionate share of certain partnerships. On December 31, 1999, these partnerships were dissolved after their assets were transferred to us. All intercompany balances and transactions that existed prior to these dissolutions have been eliminated.

    Throughout this document we show combined operational and financial information to give effect to the merger with Basin Exploration, as if the two companies were combined on January 1, 2000. These combined results should be used for information purposes only as they are not necessarily indicative of the results that would have occurred if the merger had been completed on January 1, 2000.

    FULL COST METHOD. We use the full cost method of accounting for our oil and gas properties. Under this method, all acquisition and development costs, including certain related employee costs and general and administrative costs (less any reimbursements for such costs), incurred for the purpose of acquiring and finding oil and gas are capitalized. We amortize our investment in oil and gas properties using the future gross revenue method.

    DEFERRED INCOME TAXES. Deferred income taxes have been determined in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." As of December 31, 2000, we had a net deferred tax liability of $43.6 million which was calculated based on our assumption that it is more likely than not that we will have sufficient taxable income in future years to utilize certain tax attribute carryforwards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    COMMODITY PRICE RISK

    Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Oil and gas price declines and volatility could adversely affect our revenues, cash flows and profitability. In order to manage our exposure to oil and gas price declines, we occasionally enter into oil and gas price hedging arrangements to secure a price for a portion of our expected future production. We do not enter into hedging transactions for trading purposes. While intended to reduce the effects of volatile oil and gas prices, such transactions, depending on the hedging instrument used, may limit our potential gains if oil and gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

    o    our production is less than expected;

    o there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;

    o the counterparties to our hedging contracts fail to perform the contracts; or

    o    a sudden, unexpected event materially impacts oil or gas prices.

    Our hedging policy provides that not more than one-half of our production quantities can be hedged without the consent of the Board of Directors. Additionally, not more than 75% of our production quantities can be committed to hedging agreements regardless of the prices available.

    HEDGING. During 2000, we realized a net reduction in revenue from our hedging transactions of $36.3 million. Our contracts totaled 1,739 MBbls of oil and 21,050 BBtus of gas, which represented approximately 52% and 48%, respectively, of our oil and gas production for the year. The net reduction in revenue from hedging transactions for 1999 was $4.3 million. Our contracts totaled 1,363 MBbls of oil and 16,440 BBtus of gas, which represented approximately 39% and 47%, respectively, of our oil and gas production for that year.

    At December 31, 2000, the only hedging contracts we had in place were oil puts. Put contracts are not costless; they are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Our oil puts were reflected as assets in our December 31, 2000 balance sheet at a historical cost of $3.6 million.

    Under put contracts, monthly payments are made to us if NYMEX prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above that floor. Oil contracts typically settle using the average of the daily closing prices for a calendar month. Since our properties are located in the Gulf Coast Basin, we believe that fluctuations in NYMEX prices will closely match changes in market prices for our production.

    At December 31, 2000, we had hedged oil prices for the applicable periods, quantities and prices as follows:

                                                     Puts
                                   ----------------------------------------
                                                     Oil
                                   ----------------------------------------
                                     Volume                        Cost
                                     (Bbls)         Floor       (millions)
                                   ----------    -----------   ------------

        2001....................    912,500         $25.00         $1.3
        2002....................    912,500         $24.00         $2.3

    The expenditures made in 2000 to obtain puts totaled $3.6 million. At December 31, 2000, the fair market value of these put contracts was $5.5 million resulting in an unrealized gain of $1.9 million. This gain was not reflected in our financial statements at December 31, 2000 because we did not adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until January 1, 2001.

    ADOPTION OF SFAS NO. 133. We adopted SFAS No. 133 effective January 1, 2001. Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for special hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it would be recorded as either an asset or liability measured at fair value and subsequent changes in the derivative's fair value would be recognized in equity through other comprehensive income, to the extent the hedge is considered effective. If the derivative does not qualify for hedge accounting treatment, it would be recorded in the balance sheet and changes in fair value would be recognized in earnings.

    At December 31, 2000, the only derivative instruments we had in place were puts which, to the extent of changes in time value, do not meet the "effectiveness" criteria for special hedge accounting treatment. These puts were reflected as assets in our December 31, 2000 balance sheet at a historical cost of $3.6 million. At year-end 2000, the fair value of our puts was $5.5 million. If we had adopted SFAS No. 133 during 2000, we would have marked the puts to market by recording a gain of $1.9 million in earnings.

    Upon adoption of SFAS No. 133, the increase in fair value over historical cost of $1.9 million was recorded as a transition adjustment. We recorded the gain in equity through other comprehensive income. As each put contract expires, we will recognize the related portion of the transition adjustment in earnings.

     COMBINED HEDGING. The following table shows the hedging position of the combined company as of February 23, 2001.

                                                                              Puts
                                   ---------------------------------------------------------------------------------------------
                                                       Gas                                              Oil
                                   -------------------------------------------     ---------------------------------------------
                                     Volume                            Cost           Volume                            Cost
                                     (BBtus)          Floor         (millions)        (Bbls)          Floor          (millions)
                                   -----------     -----------     -----------     -----------    -------------    -------------
        2001(1)..................    22,000          $3.50               $1.3       1,277,500           $25.00             $1.8
        2002.....................    21,900          $3.50               $5.2       1,277,500           $24.00             $3.2

(1) The hedged volumes related to the 2001 gas put contracts are from April 2001 - December 2001.


                                                   Fixed Price Gas Swaps
                                         ---------------------------------------
                                          Volume(BBtus)                Price
                                         ---------------         ---------------
        2001......................             7,300                   $2.33
        2002......................             3,650                   $2.15
        2003......................             3,650                   $2.15

    In addition to put contracts, discussed above, the combined company utilized fixed price swaps to hedge a portion of its future gas production. The combined company did not enter into hedging transactions for trading purposes. Fixed price swaps typically provide for monthly payments by the combined company if NYMEX prices rise above the fixed swap price or to the combined company if NYMEX prices fall below the fixed swap price. Natural gas contracts typically settle using the average closing prices for near month NYMEX futures contracts for the three days prior to the settlement date. Fixed price swaps meet the "effectiveness" criteria to qualify for special hedge account treatment under SFAS No. 133, as amended.

    IMPACT OF THE ADOPTION OF SFAS NO. 133 ON THE COMBINED COMPANY. At December 31, 2000, the oil put contracts were recorded in the Supplemental Combined Balance Sheet (See "Note 15 - Supplemental Combined Financial Statements - Unaudited" to the Financial Statements) at a historical cost of $5 million and, in accordance with generally accepted accounting principles in effect at year-end 2000, the fixed price gas swap contracts were not recorded in the Supplemental Combined Balance Sheet since they were costless. The gas put contracts were purchased subsequent to year-end and therefore were not recorded in the December 31, 2000 balance sheet. At December 31, 2000, the fair values of the combined company's oil put contracts and fixed price gas swaps were $7.7 million and ($43.9) million, respectively.

    SFAS No. 133 was adopted on January 1, 2001. Upon adoption of SFAS No. 133, as amended, the increase in fair value over historical cost of the combined company's oil put contracts of $2.7 million was a transition adjustment that was recorded as a gain in equity through other comprehensive income. In addition, the fair market value of the fixed price gas swaps was recorded in the balance sheet as a liability and the corresponding loss of $43.9 million was recorded in equity through other comprehensive income.

    PROJECTED REVENUE. Based on projected combined annual sales for 2001, a 10% decline in the prices the combined company is projecting to receive for its crude oil and natural gas production would have an approximate $62.6 million impact on its annual revenue. This hypothetical impact of the decline in oil and gas prices is net of the incremental increase in revenue that the combined company would realize, upon a decline in prices, from the oil and gas hedging contracts in place as of February 23, 2001.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of cash and cash equivalents, net accounts receivable and accounts payable approximated book value at December 31, 2000. At December 31, 2000, the fair value of the 8-3/4% Notes totaled $102 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information concerning this Item begins on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    For information concerning Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions, see the definitive Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 17, 2001, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference. For information concerning Item 10, see also "Part I - Item 4A. Executive Officers of the Registrant," set forth above in this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS:

     The following financial statements and the Report of Independent Public Accountants thereon are included on pages F-1 through F-23 of this Form 10-K.

     Report of Independent Public Accountants

     Balance Sheet as of December 31, 2000 and 1999

     Statement of Operations for the three years in the period ended December 31, 2000

     Statement of Cash Flows for the three years in the period ended December 31, 2000

     Statement of Changes in Stockholders' Equity for the three years in the period ended December 31, 2000

     Notes to the Financial Statements

    2.  FINANCIAL STATEMENT SCHEDULES:

    All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

    3.  EXHIBITS:

      2.1 -- Agreement and Plan of Merger, dated as of October 28, 2000, by and among Stone Energy Corporation, Partner Acquisition Corp. and Basin Exploration, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on
               Form S-4 (Registration No. 333-51968)).

      3.1 -- Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1
               (Registration No. 33-62362)).

      3.2  --  Restated Bylaws of the Registrant  (incorporated by reference to
               Exhibit 3.2 to the Registrant's  Registration Statement on
               Form S-1 (Registration No. 33-62362)).

      3.3 -- Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, dated February 7, 2001).

      4.1  --  Rights Agreement,  with exhibits A, B and C thereto,  dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A (File No. 001-12074)).

      4.2 -- Indenture between Stone Energy Corporation and Texas Commerce Bank, National Association dated as of September 19, 1997 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 dated October 22, 1997 (File No. 333-38425)).

      4.3 -- Amendment No. 1, dated as of October 28, 2000, to Rights Agreement dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-51968)).

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

     10.4 -- Third Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as Agent, dated as of July 30, 1997 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-12074)).

    +10.5  --  Deferred  Compensation  and Disability  Agreement  between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File
               No. 001-12074)).

     10.6 -- First Amendment and Restatement of the Third Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as Agent, dated as of March 31, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001-12074)).

    +10.7  --  Stone  Energy  Corporation  2000  Amended and  Restated  Stock
               Option  Plan  (incorporated  by  reference  to  Appendix A to the
               Registrant's Definitive Proxy Statement on Schedule 14A for Stone's 2000 Annual Meeting of Stockholders (File No. 001-12074)).

    +10.8  --  Stone Energy  Corporation  Annual Incentive  Compensation Plan
               (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-12074)).

   *+10.9  --  Stone Energy Corporation Amendment to the Annual Incentive
               Compensation Plan dated January 15, 1997.

    *21.1  --  Subsidiaries of the Registrant.

    *23.1  --  Consent of Arthur Andersen LLP.

    *23.2  --  Consent of Atwater Consultants, Ltd.

    *23.3  --  Consent of Cawley, Gillespie & Associates, Inc.

    *23.4  --  Consent of Ryder Scott Company.
------------
     * Filed herewith.
     + Identifies management contracts and compensatory plans or arrangements.

(b)       REPORTS ON FORM 8-K

          Stone filed the following report on Form 8-K during the fourth quarter of 2000:

          Form 8-K filed by the Registrant on October 31, 2000 (press release announcing the Agreement and Plan of Merger dated as of October 28, 2000 by and among Stone Energy Corporation, Partner Acquisition Corp. and Basin Exploration, Inc.).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lafayette, State of Louisiana, on the 22nd day of March 2001.

                                                   STONE ENERGY CORPORATION
                                                   By: /s/ D. PETER CANTY
                                                   ------------------------
                                                         D. Peter Canty
                                                         President and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


              Signature                                    Title                                 Date
              ---------                                    -----                                 ----
          /s/ James H. Stone                       Chairman of the Board                   March 22, 2001
---------------------------------------
              James H. Stone


          /s/ Joe R. Klutts                      Vice Chairman of the Board                March 22, 2001
---------------------------------------
              Joe R. Klutts


          /s/ D. Peter Canty                 President, Chief Executive Officer            March 22, 2001
---------------------------------------                 and Director
              D. Peter Canty                   (principal executive officer)


         /s/ James H. Prince                  Vice President, Chief Financial              March 22, 2001
---------------------------------------            Officer and Treasurer
             James H. Prince                   (principal financial officer)


         /s/ J. Kent Pierret                    Vice President - Accounting                March 22, 2001
---------------------------------------                and Controller
             J. Kent Pierret                   (principal accounting officer)


         /s/ Peter K. Barker                              Director                         March 22, 2001
---------------------------------------
             Peter K. Barker


        /s/ Robert A. Bernhard                            Director                         March 22, 2001
---------------------------------------
            Robert A. Bernhard


        /s/ B.J. Duplantis                                Director                         March 22, 2001
---------------------------------------
            B.J. Duplantis


         /s/ Raymond B. Gary                              Director                         March 22, 2001
---------------------------------------
             Raymond B. Gary


       /s/ John P. Laborde                                Director                         March 22, 2001
---------------------------------------
           John P. Laborde


      /s/ Richard A. Pattarozzi                           Director                         March 22, 2001
---------------------------------------
          Richard A. Pattarozzi


                                                          Director                         March 22, 2001
---------------------------------------
           Michael S. Smith


         /s/ David R. Voelker                             Director                         March 22, 2001
---------------------------------------
             David R. Voelker


                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants................................     F-2

Balance Sheet of Stone Energy Corporation as of
   December 31, 2000 and 1999.............................. ............     F-3

Statement of Operations of Stone Energy Corporation for the
   years ended December 31, 2000, 1999 and 1998.........................     F-4

Statement of Cash Flows of Stone Energy Corporation
   for the years ended December 31, 2000, 1999 and 1998.................     F-5

Statement of Changes in Stockholders' Equity of Stone Energy Corporation
   for the years ended December 31, 2000, 1999 and 1998.................     F-6

Notes to Financial Statements...........................................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of
Stone Energy Corporation:


We have audited the accompanying balance sheets of Stone Energy Corporation (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Energy Corporation as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                             ARTHUR ANDERSEN LLP

New Orleans, Louisiana
February 23, 2001

                            STONE ENERGY CORPORATION
                                  BALANCE SHEET
             (Dollar amounts in thousands, except per share amounts)


                                                                                               December 31,
                                                                                     -------------------------------
                                     ASSETS                                              2000               1999
                                     ------                                          ------------       ------------
Current assets:
    Cash and cash equivalents...................................................         $78,443            $13,874
    Marketable securities, at market............................................             300             34,906
    Accounts receivable.........................................................          62,814             29,729
    Other current assets........................................................             441                297
    Investment in put contracts.................................................           1,329               -
                                                                                     -----------        -----------
      Total current assets......................................................         143,327             78,806


Oil and gas properties--full cost method of accounting:
    Proved, net of accumulated depreciation, depletion and
      amortization of $448,560 and $375,360, respectively.......................         424,104            335,959
    Unevaluated.................................................................          20,527             17,182
Building and land, net of accumulated depreciation of $465 and
      $355, respectively........................................................           4,914              3,864
Fixed assets, net of accumulated depreciation of $2,022 and $1,239,
      respectively..............................................................           3,167              2,850
Other assets, net of accumulated depreciation and amortization
      of $1,499 and $1,157, respectively........................................           4,134              3,077
Investment in put contracts.....................................................           2,258               -
                                                                                     -----------        -----------
      Total assets..............................................................        $602,431           $441,738
                                                                                     ===========        ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
    Accounts payable to vendors.................................................         $53,111            $36,060
    Undistributed oil and gas proceeds..........................................          29,365             13,130
    Other accrued liabilities...................................................           7,430              6,729
                                                                                     -----------        -----------
      Total current liabilities.................................................          89,906             55,919

Long-term debt..................................................................         100,000            100,000
Production payments.............................................................          10,906             17,284
Deferred tax liability..........................................................          43,645                746
Other long-term liabilities.....................................................           1,231              2,202
                                                                                     -----------        -----------
      Total liabilities.........................................................         245,688            176,151
                                                                                     -----------        -----------
Common stock, $.01 par value; authorized 25,000,000 shares;
    issued and outstanding 18,543,875 and 18,336,458 shares, respectively.......             185                183
Paid-in capital.................................................................         259,150            252,941
Retained earnings...............................................................          97,408             12,463
                                                                                     -----------        -----------
      Total stockholders' equity................................................         356,743            265,587
                                                                                     -----------        -----------
      Total liabilities and stockholders' equity................................        $602,431           $441,738
                                                                                     ===========        ===========

       The accompanying notes are an integral part of this balance sheet.

                            STONE ENERGY CORPORATION
                             STATEMENT OF OPERATIONS
                (Amounts in thousands, except per share amounts)


                                                                                     Year Ended December 31,
                                                                         ----------------------------------------------
                                                                             2000             1999              1998
                                                                         ------------     ------------      -----------

Revenues:
    Oil and gas production..........................................        $256,408         $146,919         $114,597
    Other revenue...................................................           3,971            2,215            2,023
                                                                         ------------     ------------      -----------
      Total revenues................................................         260,379          149,134          116,620
                                                                         ------------     ------------      -----------
Expenses:
    Normal lease operating expenses.................................          26,964           22,625           18,042
    Major maintenance expenses......................................           6,538            1,115            1,278
    Production taxes................................................           5,731            2,019            2,083
    Depreciation, depletion and amortization........................          74,200           65,803           68,187
    Write-down of oil and gas properties............................            -                -              89,135
    Interest........................................................           8,534           12,907           12,987
    Salaries and other employee costs...............................           3,609            2,960            2,697
    Incentive compensation plan.....................................           1,722            1,510              763
    General and administrative costs................................           2,396            1,644            1,559
                                                                         ------------     ------------      -----------
      Total expenses................................................         129,694          110,583          196,731
                                                                         ------------     ------------      -----------
Net income (loss) before income taxes ..............................         130,685           38,551          (80,111)
                                                                         ------------     ------------      -----------
Income tax provision (benefit):
    Current.........................................................             450               25              -
    Deferred........................................................          45,290           12,036          (28,480)
                                                                         ------------     ------------      -----------
      Total income taxes............................................          45,740           12,061          (28,480)
                                                                         ------------     ------------      -----------
Net income (loss)...................................................         $84,945          $26,490         ($51,631)
                                                                         ============     ============      ===========
Earnings (loss) per common share:

    Basic earnings (loss) per share.................................           $4.60            $1.61           ($3.43)
                                                                         ============     ============      ===========

    Diluted earnings (loss) per share ..............................           $4.51            $1.58           ($3.43)
                                                                         ============     ============      ===========

    Average shares outstanding......................................          18,448           16,469           15,066
                                                                         ============     ============      ===========

    Average shares outstanding assuming dilution....................          18,824           16,789           15,066
                                                                         ============     ============      ===========


         The accompanying notes are an integral part of this statement.

                                                STONE ENERGY CORPORATION
                                                 STATEMENT OF CASH FLOWS
                                              (Dollar amounts in thousands)

                                                                                       Year Ended December 31,
                                                                         -------------------------------------------------
                                                                              2000              1999             1998
                                                                         --------------    --------------   --------------
Cash flows from operating activities:
    Net income (loss)...............................................        $84,945            $26,490         ($51,631)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         DD&A and other non-cash expenses...........................         74,435             65,803           68,187
         Deferred income tax provision (benefit)....................         45,290             12,036          (28,480)
         Non-cash effect of production payments.....................         (5,784)            (2,981)            -
         Write-down of oil and gas properties.......................           -                  -              89,135
                                                                         --------------    --------------   --------------
                                                                            198,886            101,348           77,211

         (Increase) decrease in marketable securities...............         34,606            (18,053)           3,088
          Increase in accounts receivable...........................        (33,085)            (2,926)          (4,072)
          Increase in other current assets..........................           (144)              (140)             (96)
          Increase in undistributed oil and gas proceeds and other..         16,936              3,024            4,887
          Investment in put contracts...............................         (3,587)              -                -
          Other.....................................................             68             (4,403)           4,615
                                                                         --------------    --------------   --------------
Net cash provided by operating activities...........................        213,680             78,850           85,633
                                                                         --------------    --------------   --------------

Cash flows from investing activities:
    Investment in oil and gas properties............................       (149,447)           (95,168)        (164,092)
    Sale of oil and gas properties..................................           -                  -                   9
    Building additions and renovations..............................         (1,160)              (405)            (110)
   (Increase) decrease in other assets..............................         (2,124)            (2,226)             722
                                                                         --------------    --------------   --------------
Net cash used in investing activities...............................       (152,731)           (97,799)        (163,471)
                                                                         --------------    --------------   --------------
Cash flows from financing activities:
    Proceeds from borrowings........................................           -                13,000           89,000
    Repayment of debt...............................................           -              (123,024)         (11,081)
    Deferred financing costs........................................           (200)              -                (160)
    Proceeds from stock offering....................................           -               131,139             -
    Expenses for stock offering.....................................           -                  (379)            -
    Proceeds from exercise of stock options.........................          3,820              1,537              325
                                                                         --------------    --------------   --------------
Net cash provided by financing activities...........................          3,620             22,273           78,084
                                                                         --------------    --------------   --------------
Net increase in cash and cash equivalents...........................         64,569              3,324              246
Cash and cash equivalents beginning of year.........................         13,874             10,550           10,304
                                                                         --------------    --------------   --------------
Cash and cash equivalents end of year...............................        $78,443            $13,874          $10,550
                                                                         ==============    ==============   ==============

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
        Interest (net of amount capitalized)........................         $8,108            $13,125          $12,782
        Income taxes................................................            450                 25             -



         The accompanying notes are an integral part of this statement.


                            STONE ENERGY CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)

                                                                                                                 RETAINED
                                                                      COMMON               PAID-IN               EARNINGS
                                                                       STOCK               CAPITAL               (DEFICIT)
                                                                 -----------------     -----------------     ----------------
Balance, December 31, 1997..................................           $150                $118,883               $37,604

  Net loss..................................................             -                     -                  (51,631)

  Exercise of stock options.................................              1                     325                  -
                                                                 -----------------     -----------------     ----------------
Balance, December 31, 1998..................................            151                 119,208               (14,027)

  Net income ...............................................             -                     -                   26,490

  Sale of common stock......................................             32                 131,107                  -

  Expenses from common stock offering.......................             -                     (379)                 -

  Exercise of stock options.................................             -                    1,537                  -

  Tax benefit from stock option exercises...................             -                    1,468                  -
                                                                 -----------------     -----------------     ----------------
Balance, December 31, 1999..................................            183                 252,941                12,463

  Net income................................................             -                     -                   84,945

  Exercise of stock options.................................              2                   3,818                  -

  Tax benefit from stock option exercises...................             -                    2,391                  -
                                                                 -----------------     -----------------     ----------------
Balance, December 31, 2000..................................           $185                $259,150               $97,408
                                                                 =================     =================     ================


         The accompanying notes are an integral part of this statement.

                            STONE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

        (Dollar amounts in thousands, except per share and price amounts)


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development and operation of oil and gas properties onshore and in shallow waters offshore Louisiana. We have been active in the Gulf Coast Basin since 1973, and have extensive geophysical, technical and operational expertise in this area. Our business strategy is focused on the acquisition of mature properties with an established production history that have significant exploitation and development potential. Since implementing this business strategy in 1990, we have acquired 21 producing properties that comprise our asset base, including 13 offshore and eight onshore Louisiana properties. We are headquartered in Lafayette, Louisiana, with additional offices in New Orleans and Houston.

    A summary of significant accounting policies followed in the preparation of the accompanying financial statements is set forth below:

    BASIS OF PRESENTATION:

    The financial statements include our accounts and our proportionate interest in certain partnerships. These partnerships were dissolved on December 31, 1999. All intercompany balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The fair value of cash and cash equivalents, net accounts receivable and accounts payable approximated book value at December 31, 2000. At December 31, 2000, the fair value of the 8-3/4% Notes totaled $102,000 and the fair value of our oil put contracts in place was $5,478.

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

    As required by the Securities and Exchange Commission, under the full cost method of accounting we are required to periodically compare the present value of estimated future net cash flows from proved reserves (based on period-end commodity prices) to the net capitalized costs of proved oil and gas properties. If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. Due to the impact of low year-end commodity prices on December 31, 1998 reserve values, we recorded an $89,135 reduction in the carrying value of our oil and gas properties at December 31, 1998.

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

    Oil and gas properties included $20,527 and $17,182 of unevaluated property and related costs that were not being amortized at December 31, 2000 and 1999, respectively. These costs were associated with the acquisition and evaluation of unproved properties and major development projects expected to entail significant costs to ascertain quantities of proved reserves. We believe that a majority of unevaluated properties at December 31, 2000 will be evaluated within one to 24 months. The excluded costs and related proved reserve volumes will be included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. Interest capitalized on unevaluated properties during the years ended December 31, 2000 and 1999 was $1,325 and $320, respectively.

    BUILDING AND LAND:

    Building and land are recorded at cost. Our Lafayette office building is being depreciated on the straight-line method over its estimated useful life of 39 years.

    FIXED ASSETS:

    Fixed assets at December 31, 2000 and 1999 included approximately $2,187 and $1,900, respectively, of computer hardware and software costs, net of accumulated depreciation. These costs are being depreciated on the straight-line method over an estimated useful life of 5 years.

    OTHER ASSETS:

    Other assets at December 31, 2000 and 1999 included approximately $2,637 and $2,910, respectively, of deferred financing costs, net of accumulated amortization, related to the sale of the 8-3/4% Notes (see Note 7). These costs are being amortized over the life of the notes using the effective interest method. Other assets at December 31, 2000 also included approximately $840 of deferred expenses related to the Basin merger, which will be recorded in the statement of operations as a non-recurring item in the first quarter of 2001.

    EARNINGS PER COMMON SHARE:

    Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year plus the weighted-average number of dilutive stock options granted to outside directors and certain officers and employees. There were approximately 376,000 and 320,000 weighted-average dilutive shares for the years ending December 31, 2000 and December 31, 1999, respectively, and there were no dilutive shares during 1998.

    Options that were considered antidilutive because the exercise price of the stock exceeded the average price for the applicable period totaled 17,958 shares and 2,806 shares during 2000 and 1999, respectively. All options were considered antidilutive in 1998 due to the net loss incurred in that year.

    GAS PRODUCTION REVENUE:

    We record as revenue only that portion of gas production sold and allocable to our ownership interest in the related well. Any gas production proceeds received in excess of our ownership interest are reflected as a liability in the accompanying balance sheet.

    Revenue relating to net undelivered gas production to which we are entitled but for which we have not received payment are not recorded in the financial statements until compensation is received. These amounts at December 31, 2000, 1999 and 1998 were immaterial.

    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

    From time to time, we utilize hedging activities to reduce the effect of commodity price volatility. These transactions are accounted for as increases or decreases in revenue from oil and gas production in the financial statements (See Note 9).

    INCOME TAXES:

    Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the future gross revenue method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, we follow certain provisions of the Internal Revenue Code that allow capitalization of intangible drilling costs where management deems appropriate. Other financial and income tax reporting differences occur as a result of statutory depletion, different reporting methods for sales of oil and gas reserves in place, and different reporting methods used in the capitalization of general and administrative expenses.

    NEW ACCOUNTING STANDARDS:

    We adopted SFAS No. 133 effective January 1, 2001. Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for special hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it would be recorded as either an asset or liability measured at fair value and subsequent changes in the derivative's fair value would be recognized in equity through other comprehensive income, to the extent the hedge is considered effective. If the derivative does not qualify for hedge accounting treatment, it would be recorded in the balance sheet and changes in fair value would be recognized in earnings.

    At December 31, 2000, the only derivative instruments we had in place were puts which, to the extent of changes in time value, do not meet the "effectiveness" criteria for special hedge accounting treatment. These puts were reflected as assets in our December 31, 2000 balance sheet at a historical cost of $3,587. At year-end 2000, the fair value of our puts was $5,478. If we had adopted SFAS No. 133 during 2000, we would have marked the puts to market by recording a gain of $1,891 in earnings.

    Upon adoption of SFAS No. 133, the increase in fair value over historical cost of $1,891 was recorded as a transition adjustment. We recorded the gain in equity through other comprehensive income. As each put contract expires, we will recognize the related portion of the transition adjustment in earnings.

    MERGER WITH BASIN EXPLORATION:

    On February 1, 2001, the stockholders of Stone Energy Corporation and Basin Exploration, Inc. voted in favor of, and thereby consummated, the combination, through a pooling of interests, of the two companies in a tax-free, stock-for-stock transaction. In connection with the approval of the merger, stockholders of Stone Energy also approved a proposal to increase the authorized shares of Stone common stock from 25,000,000 to 100,000,000 shares. Under the merger agreement, Basin stockholders received 0.3974 of a share of Stone common stock for each share of Basin common stock they owned. As such, Stone issued 7,436,652 shares of common stock which, based upon Stone's closing price of $53.70 on February 1, 2001, resulted in total equity value related to the transaction of approximately $400,000. In addition, Stone assumed, and subsequently retired with cash on hand, approximately $48,000 of Basin bank debt. The expenses incurred in relation to the merger are currently estimated to total approximately $27,000 and will be a non-recurring item recorded in the first quarter of 2001. At December 31, 2000, approximately $840 of these expenses were recorded in other assets in the balance sheet. See "Note 15 - Supplemental Combined Financial Statements - Unaudited", "Note 16 - Supplemental Combined Hedging Position - Unaudited" and "Note 17 - Supplemental Combined Commitments and Contingencies - Unaudited."

NOTE 2 -- ACCOUNTS RECEIVABLE:

    In our capacity as operator for our co-venturers, we incur drilling and other costs that we bill to the respective parties based on their working interests. We also receive payments for these billings and, in some cases, for billings in advance of incurring costs. Our accounts receivable was comprised of the following amounts:

                                                      December 31,
                                         -------------------------------------
                                               2000                 1999
                                         ----------------     ----------------
Accounts Receivable:
    Other co-venturers..................          $8,991               $6,019
    Trade...............................          53,609               23,270
    Officers and employees..............               3                   27
    Unbilled accounts receivable........             211                  413
                                         ----------------     ----------------
                                                 $62,814              $29,729
                                         ================     ================
NOTE 3 -- CONCENTRATIONS:

Sales to Major Customers

    Our production is sold on month-to-month contracts at prevailing prices. The following table identifies customers to whom we sold 10% or more of our total oil and gas revenue during each of the twelve-month periods ended:

                                               December 31,
                                       ---------------------------
                                       2000       1999        1998
                                       ----       ----        ----

BP Amoco Energy Company............      -          -          14%
Columbia Energy Services...........      -         28%          -
Conoco, Incorporated ..............      -          -          24%
El Paso Merchant Energy, LP........     20%        12%          -
Enron North America Corporation....     16%         -           -
Genesis Crude Oil LP...............      -         12%          -
Northridge Energy Marketing........      -         22%         14%
Williams-Gulfmark Energy Co........     10%         -           -

    Since alternative purchasers of oil and gas are readily available, we believe that the loss of any of these purchasers would not result in a material adverse effect on our ability to market future oil and gas production.

Production Volumes

    Production from South Pelto Block 23 and Eugene Island Block 243 accounted for approximately 26% and 23%, respectively, of our total oil and gas production volumes during 2000.

NOTE 4 -- INVESTMENT IN OIL AND GAS PROPERTIES:

    The following table discloses certain financial data relative to our oil and gas producing activities, which are located onshore and offshore the continental United States:

                                                                                 Year Ended December 31,
                                                                  --------------------------------------------------
                                                                       2000               1999              1998
                                                                  -------------     --------------    --------------
Oil and gas properties--
    Balance, beginning of year................................       $728,501           $604,591          $445,709
    Costs incurred during year:
      Capitalized--
        Acquisition costs.....................................         10,803             31,046            17,748
        Exploratory drilling..................................         87,510             32,117            81,765
        Development drilling..................................         57,231             53,463            54,889
        General and administrative costs and interest.........          9,669              7,753             5,416
        Less: overhead reimbursements.........................           (523)              (469)             (936)
                                                                 --------------     --------------    --------------
        Total costs incurred during year (1)..................        164,690            123,910           158,882
                                                                 --------------     --------------    --------------
    Balance, end of year......................................       $893,191           $728,501          $604,591
                                                                 ==============     ==============    ==============

      Charged to expense--
        Operating Costs:
          Normal lease operating expenses.....................        $26,964            $22,625           $18,042
          Major maintenance expenses..........................          6,538              1,115             1,278
                                                                 --------------     --------------    --------------
        Total operating costs.................................         33,502             23,740            19,320
        Production taxes......................................          5,731              2,019             2,083
                                                                 --------------     --------------    --------------
                                                                      $39,233            $25,759           $21,403
                                                                 ==============     ==============    ==============

    Unevaluated oil and gas properties--
        Costs incurred during year:
          Acquisition costs...................................         $4,517            $10,059            $5,410
          Exploration costs...................................          6,229                806              -
                                                                 --------------     --------------    --------------
                                                                      $10,746            $10,865            $5,410
                                                                 ==============     ==============    ==============
Accumulated depreciation, depletion
    and amortization--
        Balance, beginning of year............................      ($375,360)         ($310,767)        ($154,289)
        Provision for depreciation, depletion and amortization        (73,200)           (64,593)          (67,334)
        Write-down of oil and gas properties..................           -                  -              (89,135)
        Sale of reserves......................................           -                  -                   (9)
                                                                 --------------     --------------    --------------
    Balance, end of year......................................       (448,560)          (375,360)         (310,767)
                                                                 ==============     ==============    ==============
Net capitalized costs (proved and unevaluated)................       $444,631           $353,141          $293,824
                                                                 ==============     ==============    ==============
DD&A per Mcfe.................................................          $1.10              $1.10             $1.33
                                                                 ==============     ==============    ==============

    (1) Total costs incurred during 1999 included non-cash additions of $20,272 related to acquisitions made through production payments.

    The following table discloses financial data associated with unevaluated costs as of December 31, 2000:



                                                   Balance at                          Costs incurred during the
                                                December 31, 2000                       year ended December 31,
                                               --------------------    -----------------------------------------------------
                                                                          2000           1999           1998          1997
                                                                       ---------      ----------      ---------     --------
         Acquisition costs................           $14,298             $4,517          $6,693        $2,701          $387
         Exploration costs................             6,229              6,229            -             -               -
                                               --------------------    ---------      ----------      --------     ---------
             Total unevaluated costs......           $20,527            $10,746          $6,693        $2,701          $387
                                               ====================    =========      ==========      ========     =========

NOTE 5 -- INCOME TAXES:

    We follow the provisions of SFAS No. 109, "Accounting For Income Taxes," which provides for recognition of deferred taxes for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a "valuation allowance." An analysis of our deferred tax liability follows:


                                                       Year Ended December 31,
                                                     ---------------------------
                                                        2000             1999
                                                     ----------        ---------

         Net operating loss carryforward.............  $1,758            $5,579
         Statutory depletion carryforward............   3,921             4,181
         Contribution carryforward...................     112                80
         Capital loss carryforward...................      43                -
         Alternative minimum tax credit carryforward.     864               420
         Temporary differences:
              Oil and gas properties-- full cost..... (50,530)          (11,150)
              Other..................................     187               224
              Valuation allowance....................     -                 (80)
                                                    ----------        ----------
                                                     ($43,645)            ($746)
                                                    ==========        ==========

    For tax reporting purposes, operating loss carryforwards totaled $5,024 at December 31, 2000. If not utilized, such carryforwards would begin expiring in 2012 and would completely expire by the year 2020. In addition, we had $12,222 in statutory depletion deductions available for tax reporting purposes that may be carried forward indefinitely. Recognition of a deferred tax asset associated with these carryforwards is dependent upon our evaluation that it is more likely than not that the asset will ultimately be realized.

    During 1999, our provision for income taxes was net of a $1,460 reduction in deferred taxes relative to estimates of tax basis that were resolved during 1999. Reconciliations between the statutory federal income tax expense rate and our effective income tax expense rate as a percentage of income before income taxes were as follows:

                                                      Year Ended December 31,
                                                 -------------------------------
                                                 2000         1999        1998
                                                 ----         ----        ----
   Income tax expense (benefit) computed at the
       statutory federal income tax rate......    35%          35%        (35%)
   Reduction in deferred taxes................     -           (4%)         -
                                                 -----         ----       ----
   Effective income tax rate..................    35%          31%        (35%)
                                                 =====         ====       ====

NOTE 6-- PRODUCTION PAYMENTS:

      In June 1999, we acquired a 100% working interest in the Lafitte Field by executing an agreement that included a dollar-denominated production payment to be satisfied through the sale of production from the purchased property. At that time, we recorded a production payment of $4,600 representing the estimated discounted present value of production payments to be made. As provided for in a separate agreement, on September 23, 1999, Goodrich Petroleum Company, L.L.C. exercised its option to participate for a 49% working interest in the Lafitte Field resulting in a reduction of the production payment to $2,346 at September 30, 1999. At December 31, 2000, the production payment associated with this transaction totaled $1,943.

      In July 1999, we acquired an additional working interest in East Cameron Block 64 and a 100% working interest in West Cameron Block 176 in exchange for a volumetric production payment. This agreement requires that 7.3 MMcf of gas per day be delivered to the seller from South Pelto Block 23 until 8 Bcf of gas have been distributed. At the transaction date, we recorded a volumetric production payment of $17,926 representing the estimated discounted cash flows associated with the specific production volumes to be delivered. We amortize the volumetric production payment as specified deliveries of gas are made to the seller and recognize non-cash revenue in the form of gas production revenue. At December 31, 2000, the volumetric production payment was $8,963 and $5,975 had been recognized as gas revenue during 2000.

NOTE 7 -- LONG-TERM DEBT:

      At December 31, 2000 and 1999, long-term debt consisted of $100,000 8-3/4% Senior Subordinated Notes due 2007 and there were no minimum principal payments due for the next five years.

      In September 1997, we completed an offering of $100,000 principal amount 8-3/4% Senior Subordinated Notes (the "Notes") due September 15, 2007 with interest payable semiannually. At December 31, 2000, $2,601 had been accrued in connection with the March 2001 interest payment. The Notes were sold at a discount for an aggregate price of $99,283 and the net proceeds from the offering were used to repay amounts outstanding under our bank credit facility and for other general corporate purposes. There are no sinking fund requirements on the Notes and they are redeemable at our option, in whole or in part, at 104.375% of their principal amount beginning September 15, 2002, and thereafter at prices declining annually to 100% on and after September 15, 2005. Provisions of the Notes include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments.

      On August 3, 1999, we used a portion of the net proceeds from a stock offering (See Note 10) to repay the outstanding borrowings under our credit facility. At December 31, 2000, the borrowing base under the facility had no outstanding borrowings and outstanding letters of credit totaling $7,522 had been issued pursuant to the facility. In February 2000, our bank group increased our credit facility from $150,000 to $200,000 and extended the maturity date from July 30, 2001 to July 30, 2005. The borrowing base limitation is re-determined periodically and is based on a borrowing base amount established by the banks for our oil and gas properties. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of working capital and tangible net worth.

NOTE 8 -- TRANSACTIONS WITH RELATED PARTIES:

    James H. Stone and Joe R. Klutts, both directors of Stone Energy, collectively own 9% of the working interest in certain wells drilled on Section 19 on the east flank of Weeks Island Field. These interests were acquired at the same time that our predecessor company acquired its interests in Weeks Island Field. In their capacity as working interest owners, they are required to pay their proportional share of all costs and are entitled to receive their proportional share of revenues.

    Our interests in certain oil and gas properties are burdened by various net profit interests granted at the time of acquisition to certain of our officers and other employees. Such net profit interest owners do not receive any cash distributions until we have recovered all acquisition, development, financing and operating costs. We believe the estimated value of these interests at the time of acquisition is not material to our financial position or results of operations. Effective January 1, 2001, we acquired the net profit interests from our employees through a final settlement payment and discontinued this benefit program. Certain of our officers remain net profit interest owners.

    We received certain fees as a result of our function as managing partner of certain partnerships. These partnerships were dissolved on December 31, 1999. All participants in the partnerships, including two of our directors, James H. Stone and Joe R. Klutts, received overriding royalty interests in the related properties in exchange for their partnership interests. For the years ended December 31, 1999 and 1998, management fees and overhead reimbursements from partnerships totaled $224 and $834, respectively, the majority of which was treated as a reduction of our investment in oil and gas properties.

    Until their dissolution, we collected and distributed production revenue as managing partner for the partnerships' interests in oil and gas properties.

    In June 2000, we purchased property, that adjoins our Lafayette office, from StoneWall Associates for an independently appraised value of approximately $540. Two of our directors, James H. Stone and Joe R. Klutts, are partners of StoneWall Associates.

    The law firm of Gordon, Arata, McCollam, Duplantis and Eagan, of which B.J. Duplantis, one of our directors and Audit Committee members, is a Senior Partner, provided legal services for us during 2000. The value of these services totaled approximately $9.

     Laborde Marine Lifts, Inc., a company in which John P. Laborde, one of our directors and Audit Committee members, is Chairman of, provided services to us during 2000. The value of these services was approximately $75.

NOTE 9 -- HEDGING ACTIVITIES:

    We enter into futures contracts to hedge a portion of our production volumes. These futures contracts are considered to be hedging activities and, as such, monthly settlements of these contracts are reflected in revenue from oil and gas production. Under generally accepted accounting principals in effect at year-end 2000, in order to consider these futures contracts as hedges, (i) we must designate the futures contract as a hedge of future production and (ii) the contract must reduce our exposure to the risk of changes in prices. Changes in the market value of futures contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, we will record the market value of the contract at the end of each month and recognize a related increase or decrease in oil and gas revenue. Any proceeds received or paid related to terminated contracts or contracts that have been sold are amortized over the original contract period and reflected in revenue from oil and gas production. We enter into hedging transactions to secure a price for a portion of future production that is acceptable at the time the transaction is entered into. The primary objective of these activities is to reduce our exposure to the possibility of declining oil and gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes.

    At December 31, 2000, the only hedging contracts we had in place were oil puts. Put contracts are not costless; they are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Our oil puts were reflected as assets in our December 31, 2000 balance sheet at a historical cost of $3,587.

    Under put contracts, monthly payments are made to us if NYMEX prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above that floor. Oil contracts typically settle using the average of the daily closing prices for a calendar month. Since our properties are located in the Gulf Coast Basin, we believe that fluctuations in NYMEX prices will closely match changes in market prices for our production.

     At December 31, 2000, our open hedge positions were:

                                                     Puts
                                     ----------------------------------------
                                                     Oil
                                     ----------------------------------------
                                        Volume
                                        (Bbls)        Floor            Cost
                                     ------------  ------------    ----------
           2001...................      912,500        $25.00         $1,329
           2002...................      912,500        $24.00         $2,258

    At December 31, 2000, the fair market value of these put contracts was $5,478 resulting in an unrealized gain of $1,891. This gain was not reflected in our financial statements at December 31, 2000 because we did not adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until January 1, 2001.

    For the years ended December 31, 2000, 1999 and 1998, we realized net increases (decreases) in oil and gas revenue related to hedging transactions of ($36,254), ($4,329) and $4,265, respectively.

    For information regarding our combined hedging position at February 23, 2001 see "Note 16 - Supplemental Combined Hedging Position - Unaudited".

NOTE 10 -- COMMON STOCK:

    In connection with the Basin merger, our stockholders approved a proposal on February 1, 2001 to amend our certificate of incorporation in order to increase the number of authorized shares of our common stock from 25,000,000 to 100,000,000.

    On July 28, 1999, we completed an offering of 3,162,500 shares of our common stock at a price to the public of $43.75 per share. After payment of the underwriting discount and estimated expenses, we received net proceeds of $130,760. The proceeds were used to fund specifically identified exploration and development activities, to finance property acquisitions and for other general corporate purposes. We reduced indebtedness under our credit facility pending such uses.

    During 1998, our Board of Directors authorized the adoption of a stockholder rights plan to protect and advance our interests and those of our stockholders in the event of a proposed takeover. The plan provides for the issuance of one right for each outstanding share of common stock. The rights will become exercisable only if a person or group acquires 15% or more of our outstanding voting stock or announces a tender or exchange offer that would result in ownership of 15% or more of our voting stock. The rights were issued on October 26, 1998 to stockholders of record on that date, and expire on September 30, 2008.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES:

    We currently lease office facilities in New Orleans, Louisiana and Houston, Texas under the terms of long-term, non-cancelable leases expiring on April 4, 2003 and May 31, 2006, respectively. We also lease automobiles under the terms of non-cancelable leases expiring at various dates through 2003. The minimum net annual commitments under all leases, subleases and contracts noted above at December 31, 2000 were as follows:

                     2001...........................   $465
                     2002...........................    463
                     2003...........................    386
                     2004...........................    380
                     2005...........................    391
                     Thereafter.....................     98

    Payments related to our lease obligations for the years ended December 31, 2000, 1999 and 1998 were approximately $415, $268 and $132, respectively.

    Until December 31, 1999, we were the managing general partner of eight partnerships and are contingently liable for any recourse debts and other liabilities that resulted from their operations until dissolution. We are not aware of the existence of any such liabilities that would have a material impact on future operations.

    In August 1989, we were advised by the EPA that it believed we were a potentially responsible party (a "PRP") for the cleanup of an oil field waste disposal facility located near Abbeville, Louisiana, which was included on CERCLA's National Priority List (the "Superfund List") by the EPA in March 1989. Although we did not dispose of wastes or salt water at this site, the EPA contends that transporters of salt water may have rinsed their trucks' tanks at this site. By letter dated December 9, 1998, the EPA made demand for cleanup costs on 23 of the PRP's, including us, who had not previously settled with the EPA. Since that time we, together with other PRPs, have been negotiating the settlement of our respective liability for environmental conditions at this site with the U.S. Department of Justice. Given the number of PRP's at this site and the current satisfactory progress of these negotiations, we do not believe that any liability for this site would have a material adverse affect on our financial condition. A tentative settlement has been reached with the U.S. Department of Justice regarding our potential liability at this site. The amount of this tentative settlement is immaterial to our financial statements and was not accrued at December 31, 2000. However, the settlement has not been formally approved by all parties, and we cannot assure you that a settlement will be formally approved.

    We are contingently liable to a surety insurance company in the aggregate amount of $14,846 relative to bonds issued on our behalf to the MMS and certain third parties from which we purchased oil and gas working interests. The bonds represent guarantees by the surety insurance company that we will operate offshore in accordance with MMS rules and regulations and perform certain plugging and abandonment obligations as specified by the applicable working interest purchase and sale agreements.

    We are also named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial condition.

    OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under OPA and the MMS's August 1998 final rule, responsible parties of offshore facilities must provide financial assurance in the amount of $35,000 to cover potential OPA liabilities. This amount can be increased up to $150,000 if a formal risk assessment indicates that an amount higher than $35,000 should be required. We do not anticipate that we will experience any difficulty in continuing to satisfy the MMS's requirements for demonstrating financial responsibility under the current OPA and MMS's August 1998 final rule.

    For   information   regarding  the  combined   company's   commitments   and
contingencies see "Note 17 - Supplemental Combined Commitments and Contingencies
- Unaudited."

NOTE 12 -- EMPLOYEE BENEFIT PLANS:

    We have entered into deferred compensation and disability agreements with certain of our employees whereby we have purchased split-dollar life insurance policies to provide certain retirement and death benefits for our employees and death benefits payable to us. The aggregate death benefit of the policies was $3,204 at December 31, 2000, of which $1,975 was payable to employees or their beneficiaries and $1,229 was payable to us. Total cash surrender value of the policies, net of related surrender charges at December 31, 2000, was approximately $1,021. Additionally, the benefits under the deferred compensation agreements vest after certain periods of employment, and at December 31, 2000, the liability for such vested benefits was approximately $847. The difference between the actuarial determined liability for retirement benefits or the vested amounts, where applicable, and the net cash surrender value has been recorded as an other long-term asset.

    We have adopted a series of incentive compensation plans designed to align the interests of our directors and employees with those of our stockholders. The following is a brief description of each of the plans:

     i. The Annual Incentive Compensation Program provides for an annual cash incentive bonus that ties incentives to the annual return on our common stock, to a comparison of the price performance of our common stock to the average quarterly returns on the shares of stock of a peer group of companies with which we compete and to the growth in our net earnings, net cash flows and net asset value. Incentive bonuses are awarded to participants based upon individual performance factors.

    ii. The Nonemployee Directors' Stock Option Plan provides for the issuance of up to 275,000 shares of common stock upon the exercise of such options granted pursuant to this plan. Generally, options outstanding under the Nonemployee Directors' Stock Option Plan: (a) are granted at prices that equate to the fair market value of the common stock on date of grant, (b) vest ratably over a three year service vesting period, and (c) expire five years subsequent to award.

   iii. The 2000 Amended and Restated Stock Option Plan provides for 2,500,000 shares of common stock to be reserved for issuance pursuant to this plan. Under this plan, we may grant both incentive stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options to all employees. All such options: (a) must have an exercise price of not less than the fair market value of the common stock on the date of grant, (b) vest ratably over a five year service vesting period, and (c) expire ten years subsequent to award.

    iv. The 401(k) Profit Sharing Plan provides eligible employees with the option to defer receipt of a portion of their compensation and we may, at our discretion, match a portion or all of the employee's deferral. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the directions of each employee. An employee is 20% vested in matching contributions (if any) for each year of service and is fully vested upon five years of service. For the years ended December 31, 2000, 1999 and 1998, we contributed $445, $313 and $270, respectively, to the plan.

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

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective with respect to us in 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current Accounting Principles Board Opinion No. 25 ("APB 25") method whereby no compensation cost is recognized upon grant if certain requirements are met. We have continued to account for our stock-based compensation under APB 25. However, disclosures as if we adopted the cost recognition requirements under SFAS No. 123 are presented below.

    If the compensation cost for stock-based compensation plans had been determined consistent with SFAS No. 123, our 2000, 1999 and 1998 net income
(loss) and basic and diluted earnings (loss) per common share would have approximated the pro forma amounts below:


                                                                Year Ended December 31,
                                  -------------------------------------------------------------------------------------
                                            2000                           1999                          1998
                                  -------------------------     -------------------------     -------------------------
                                   As Reported   Pro Forma       As Reported   Pro Forma       As Reported   Pro Forma
                                  ------------- -----------     ------------- -----------     ------------- -----------
Net income (loss).............       $84,945      $81,260          $26,490      $24,599        ($51,631)    ($53,141)
Earnings (loss) per common
share:
      Basic...................         $4.60        $4.40            $1.61        $1.49          ($3.43)      ($3.53)
      Diluted.................         $4.51        $4.32            $1.58        $1.47          ($3.43)      ($3.53)

    A summary of stock options as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below.

                                                                          Year Ended December 31,
                                        --------------------------------------------------------------------------------------------
                                                   2000                             1999                            1998
                                        ----------------------------     ----------------------------     --------------------------
                                                             Wgtd.                            Wgtd.                          Wgtd.
                                            Number            Avg.            Number           Avg.          Number           Avg.
                                              of             Exer.             of             Exer.            of            Exer.
                                           Options           Price           Options          Price          Options         Price
                                        ---------------     --------     ---------------    ---------     ------------    ----------
Outstanding at beginning of year....       1,277,700         $25.54         1,035,000         $19.90         960,000         $18.62
Granted.............................         385,000          56.38           369,250          38.17         100,000          30.43
Expired.............................         (13,000)         23.95           (23,000)         22.29             -              -
Exercised...........................        (207,417)         18.42          (103,550)         14.86         (25,000)         13.00
                                        ---------------                  ---------------                  ------------
Outstanding at end of year..........       1,442,283         $34.81         1,277,700         $25.54       1,035,000         $19.90
Options exercisable at year-end.....         579,933          21.78           552,650          18.11         481,800          16.01
Options available for future grant..         957,750                          299,750                        346,000
Weighted average fair value of
   options granted during the year..          $30.20                           $24.01                         $21.23

    The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0%, (b) expected volatility of 45.43%, 41.59% and 43.90% in the years 2000, 1999 and 1998, respectively, (c)
risk-free interest rate of 6.78%, 6.32% and 5.50% in the years 2000, 1999 and 1998, respectively and (d) expected life of six years for employee options and four years for director options.

    The  following  table   summarizes   information   regarding  stock  options
outstanding at December 31, 2000:

                                     Options Outstanding                         Options Exercisable
                    ------------------------------------------------          ------------------------
   Range of            Options          Wgtd. Avg.         Wgtd. Avg.           Options      Wgtd. Avg.
   Exercise          Outstanding         Remaining          Exercise          Exercisable     Exercise
    Prices           at 12/31/00     Contractual Life         Price           at 12/31/00       Price
    ------          ------------     ----------------         -----           -----------       -----
  $11 - $20             209,033          3.9 years            $12.54            209,033        $12.54

   20 - 30              464,750          6.0 years             24.01            281,350         23.50

   30 - 40              322,000          7.9 years             35.99             73,550         36.04

   40 - 50               81,250          8.7 years             45.25             14,000         45.67

   50 - 61.93           365,250          8.9 years             57.95              2,000         53.00
                    -------------                                             -----------
                      1,442,283          7.0 years             34.81            579,933         21.78
                    =============                                             ===========

    After converting Basin's outstanding stock options to Stone stock options at the exchange ratio of 0.3974 of a share of Stone common stock for each share of Basin common stock, Stone assumed approximately 348,000 stock options with a weighted average exercise price of $33.15 per share. These converted stock options are not reflected in the tables above.

NOTE 13 -- OIL AND GAS RESERVE INFORMATION - UNAUDITED:

    The majority of our net proved oil and gas reserves at December 31, 2000 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.

    There are numerous uncertainties inherent in estimating quantities of proved reserves and in providing the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. In addition, the present values should not be construed as the market value of the oil and gas properties or the cost that would be incurred to obtain equivalent reserves.

    The following table sets forth an analysis of the estimated quantities of net proved and proved developed oil (including condensate) and natural gas, all of which are located onshore and offshore the continental United States:

                                                                                      Oil in         Natural Gas
                                                                                       MBbls           in MMcf
                                                                                  -------------     -------------

  Proved reserves as of December 31, 1997.....................................         17,763          189,239
      Revisions of previous estimates.........................................         (1,001)           2,162
      Extensions, discoveries and other additions.............................          4,353           70,936
      Purchase of producing properties........................................            237           14,214
      Production..............................................................         (2,876)         (33,281)
                                                                                  -------------     -------------
  Proved reserves as of December 31, 1998.....................................         18,476          243,270
      Revisions of previous estimates.........................................            871            2,479
      Extensions, discoveries and other additions.............................          1,828           24,048
      Purchase of producing properties........................................          4,930           18,597
      Production (1)..........................................................         (3,469)         (36,780)
                                                                                  -------------     -------------
  Proved reserves as of December 31, 1999.....................................         22,636          251,614
      Revisions of previous estimates.........................................         (1,838)          11,744
      Extensions, discoveries and other additions.............................          3,801           45,299
      Purchase of producing properties........................................             54            7,394
      Production (1)..........................................................         (3,334)         (43,813)
                                                                                  -------------     -------------
  Proved reserves as of December 31, 2000.....................................         21,319          272,238
                                                                                  =============     =============
  Proved developed reserves:

      as of December 31, 1998.................................................         15,242          200,973
                                                                                  =============     =============
      as of December 31, 1999.................................................         17,729          205,345
                                                                                  =============     =============
      as of December 31, 2000.................................................         17,073          221,433
                                                                                  =============     =============

(1) Excludes gas production volumes related to the volumetric production payment. See "Note 6 - Production Payments."

    The following tables present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. You should not assume that the future net cash flows or the discounted future net cash flows, referred to in the table below, represent the fair value of our estimated oil and gas reserves. As required by the SEC, we determine future cash flows using market prices for oil and gas on the last day of the fiscal period. The average 2000 year-end product prices for all of our properties were $28.01 per barrel of oil and $10.13 per Mcf of gas. During the first quarter of 2001, the market prices for oil and gas have generally decreased, which would result in a reduction of future cash flows if recomputed. Future production and development costs are based on current costs with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.


                                                                                     Standardized Measure
                                                                                    Year Ended December 31,
                                                                    ----------------------------------------------------------
                                                                          2000                 1999                 1998
                                                                    ----------------      ---------------      ---------------
Future cash flows..............................................        $3,355,621           $1,189,275            $670,361

Future production and development costs........................          (417,055)            (386,945)           (281,920)

Future income taxes............................................          (961,189)            (156,496)            (22,409)
                                                                    ----------------      ---------------      ---------------
Future net cash flows..........................................         1,977,377              645,834             366,032

10% annual discount............................................          (595,526)            (180,755)            (97,584)
                                                                    ----------------      ---------------      ---------------
Standardized measure of discounted future net cash flows.......        $1,381,851             $465,079            $268,448
                                                                    ================      ===============      ===============


                                                                               Changes in Standardized Measure
                                                                                   Year Ended December 31,
                                                                   -------------------------------------------------------
                                                                         2000                 1999                 1998
                                                                   --------------         ------------         -----------
Standardized measure at beginning of year......................        $465,079             $268,448             $296,340
Sales and transfers of oil and gas produced, net of
    production costs...........................................        (247,454)            (118,172)             (93,194)
Changes in price, net of future production costs...............       1,252,924              246,053             (156,107)
Extensions and discoveries, net of future production
    and development costs......................................         333,185               54,820              111,828
Changes in estimated future development costs, net of
    development costs incurred during the period...............          38,679                9,808               22,923
Revisions of quantity estimates................................           3,873               13,937               (3,548)
Accretion of discount..........................................          56,130               28,610               36,863
Net change in income taxes.....................................        (551,300)             (79,789)              55,852
Purchase of reserves in place..................................          48,752               58,655               10,321
Changes in production rates due to timing and other............         (18,017)             (17,291)             (12,830)
                                                                   --------------         ------------         ------------
Standardized measure at end of year............................      $1,381,851             $465,079             $268,448
                                                                   ==============         ============         ============

NOTE 14 -- SUMMARIZED QUARTERLY FINANCIAL INFORMATION - UNAUDITED:

                                                                                       Basic            Diluted
                                                                      Net             Earnings          Earnings
                                Revenues          Expenses           Income          Per Share         Per Share
                              -------------     -------------     -------------     -------------     -------------
2000
    First Quarter...........       $48,140           $35,930           $12,210          $0.67             $0.65
    Second Quarter..........        59,635            41,848            17,787           0.97              0.94
    Third Quarter...........        72,769            48,500            24,269           1.31              1.29
    Fourth Quarter..........        79,835            49,156            30,679           1.66              1.62
                              -------------     -------------     -------------
                                  $260,379          $175,434           $84,945           4.60              4.51
                              =============     =============     =============

1999
    First Quarter...........       $30,922           $29,176            $1,746          $0.12             $0.11
    Second Quarter..........        36,273            30,928             5,345           0.35              0.35
    Third Quarter...........        41,024            32,736             8,288           0.48              0.47
    Fourth Quarter..........        40,915            29,804            11,111           0.61              0.60
                              -------------     -------------     -------------
                                  $149,134          $122,644           $26,490           1.61              1.58
                              =============     =============     =============

NOTE 15 -- SUPPLEMENTAL COMBINED FINANCIAL STATEMENTS - UNAUDITED:

    The following supplemental combined financial statements of Stone and Basin were prepared using the pooling of interests method of accounting. This presentation is for information purposes only and does not necessarily reflect the financial results that would have actually occurred if the two companies had been combined during this period.

                            STONE ENERGY CORPORATION
                       SUPPLEMENTAL COMBINED BALANCE SHEET
             (Dollar amounts in thousands, except per share amounts)


                                                                                        December 31,
                                     ASSETS                                                2000
                                     ------                                          -----------------
Current assets:
    Cash and cash equivalents...................................................          $78,557
    Marketable securities, at market............................................              300
    Accounts receivable.........................................................           95,722
    Other current assets........................................................            2,916
    Investment in put contracts.................................................            1,847
                                                                                     -----------------
      Total current assets......................................................          179,342

Oil and gas properties, net
    Proved......................................................................          691,882
    Unevaluated.................................................................           55,691
Building and land, net..........................................................            4,914
Fixed assets, net ..............................................................            4,441
Other assets, net...............................................................            4,681
Investment in put contracts.....................................................            3,152
                                                                                     -----------------
      Total assets..............................................................         $944,103
                                                                                     =================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
    Accounts payable to vendors.................................................          $62,802
    Undistributed oil and gas proceeds..........................................           32,858
    Other accrued liabilities...................................................           30,617
                                                                                     -----------------
      Total current liabilities.................................................          126,277

Long-term debt..................................................................          148,000
Production payments.............................................................           10,906
Deferred tax liability..........................................................           64,271
Other long-term liabilities.....................................................            2,418
                                                                                     -----------------
      Total liabilities.........................................................          351,872
                                                                                     -----------------

Common stock, $.01 par value; authorized 100,000,000 shares;
    issued and outstanding 25,980,590...........................................              260
Paid-in capital.................................................................          440,729
Retained earnings...............................................................          151,242
                                                                                     -----------------
      Total stockholders' equity................................................          592,231
                                                                                     -----------------
      Total liabilities and stockholders' equity................................         $944,103
                                                                                     =================


                            STONE ENERGY CORPORATION
                  SUPPLEMENTAL COMBINED STATEMENT OF OPERATIONS
                (Amounts in thousands, except per share amounts)



                                                                                       Year Ended
                                                                                      December 31,
                                                                                          2000
                                                                                   -----------------
Revenues:
    Oil and gas production.....................................................            $381,938
    Other revenue..............................................................               4,228
                                                                                    ----------------
      Total revenues...........................................................             386,166
                                                                                    ----------------
 Expenses:
    Normal lease operating expenses............................................              41,474
    Major maintenance expenses.................................................               6,538
    Production taxes...........................................................               7,607
    Depreciation, depletion and amortization...................................             110,859
    Interest...................................................................               9,395
    General and administrative costs...........................................              12,217
    Incentive compensation plan................................................               1,722
    Stock compensation, net....................................................                 508
    Merger expenses............................................................               1,297
                                                                                    ----------------
      Total expenses...........................................................             191,617
                                                                                    ----------------
Net income before income taxes ................................................             194,549
                                                                                    ----------------
Income tax provision:
    Current....................................................................                 450
    Deferred...................................................................              66,126
                                                                                    ----------------
      Total income taxes.......................................................              66,576
                                                                                    ----------------
Net income.....................................................................            $127,973
                                                                                    ================
Earnings per common share:

    Basic earnings per share...................................................               $4.96
                                                                                    ================
    Diluted earnings per share ................................................               $4.86
                                                                                    ================
    Average shares outstanding.................................................              25,804
                                                                                    ================
    Average shares outstanding assuming dilution...............................              26,335
                                                                                    ================


NOTE 16 -- SUPPLEMENTAL COMBINED HEDGING POSITION - UNAUDITED:

    The following table shows the hedging position of the combined company as of February 23, 2001.

                                                                               Puts
                                   ---------------------------------------------------------------------------------------------
                                                    Gas                                              Oil
                                   -------------------------------------------     ---------------------------------------------
                                     Volume                                          Volume
                                    (BBtus)          Floor            Cost           (Bbls)          Floor             Cost
                                   -----------     -----------     -----------     -----------    -------------    -------------
        2001 (1).................    22,000          $3.50           $1,265        1,277,500         $25.00           $1,847
        2002.....................    21,900          $3.50           $5,201        1,277,500         $24.00           $3,152

(1) The hedged volumes related to the 2001 gas put contracts are from April 2001 - December 2001.


                                                   Fixed Price Gas Swaps
                                         ---------------------------------------
                                           Volume (BBtus)              Price
                                         -------------------     ---------------
        2001.....................              7,300                   $2.33
        2002.....................              3,650                   $2.15
        2003.....................              3,650                   $2.15


    At  December  31,  2000,   the  oil  put  contracts  were  recorded  in  the
Supplemental Combined Balance Sheet at a historical cost of $4,999 and, in accordance with generally accepted accounting principles in effect at year-end 2000, the fixed price gas swap contracts were not recorded in the Supplemental Combined Balance Sheet since they were costless. The gas put contracts were purchased subsequent to year-end and therefore were not reflected in the December 31, 2000 balance sheet. At December 31, 2000, the fair values of the combined company's oil put contracts and fixed price gas swaps were $7,669 and ($43,931), respectively.

    SFAS No. 133 was adopted on January 1, 2001. Upon adoption of SFAS No. 133, as amended, the increase in fair value over historical cost of the combined company's oil put contracts of $2,670 was a transition adjustment that was recorded as a gain in equity through other comprehensive income. In addition, the fair market value of the fixed price gas swaps was recorded in the balance sheet as a liability and the corresponding loss of $43,931 was recorded in equity through other comprehensive income.

NOTE 17 -- SUPPLEMENTAL COMBINED COMMITMENTS AND CONTINGENCIES - UNAUDITED:

    The combined company leases office facilities in New Orleans, Louisiana, Denver, Colorado and at two locations in Houston, Texas under the terms of long-term, non-cancelable leases expiring on April 4, 2003, March 15, 2005 and December 31, 2004 and May 31, 2006, respectively. The combined company also leases automobiles under the terms of non-cancelable leases expiring at various dates through 2003. The minimum net annual commitments under all leases, subleases and contracts noted above at December 31, 2000 were as follows:

                   2001........................        $1,165
                   2002........................         1,269
                   2003........................         1,248
                   2004........................         1,268
                   2005........................           508
                   Thereafter..................            98

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

    Finding costs. Costs associated with acquiring and developing proved oil and gas reserves which are capitalized pursuant to generally accepted accounting principles, excluding any capitalized general and administrative expenses.

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

    Pooling of Interests. An accounting method for business combinations in which the financial statements and results of operations are prepared as if the companies had been combined at the beginning of the earliest period shown. In addition, the assets and liabilities of the combining companies are carried forward to the combined entity at book value.

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

    Production payment. An obligation of the purchaser of a property to pay a specified portion of future gross revenues, less related production taxes and transportation costs, to the seller of the property.

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

    Royalty interest. An interest in an oil and gas property entitling the owner to a share of oil or gas production free of production costs.

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

    Working interest. An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to receive a share of production.

                                  EXHIBIT INDEX

  Exhibit
  Number                           Description

      2.1 -- Agreement and Plan of Merger, dated as of October 28, 2000, by and among Stone Energy Corporation, Partner Acquisition Corp. and Basin Exploration, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on
               Form S-4 (Registration No. 333-51968)).

      3.1 -- Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1
               (Registration No. 33-62362)).

      3.2  --  Restated Bylaws of the Registrant  (incorporated by reference to
               Exhibit 3.2 to the Registrant's  Registration Statement on
               Form S-1 (Registration No. 33-62362)).

      3.3 -- Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, dated February 7, 2001).

      4.1  --  Rights Agreement,  with exhibits A, B and C thereto,  dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A (File No. 001-12074)).

      4.2 -- Indenture between Stone Energy Corporation and Texas Commerce Bank, National Association dated as of September 19, 1997 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 dated October 22, 1997 (File No. 333-38425)).

      4.3 -- Amendment No. 1, dated as of October 28, 2000, to Rights Agreement dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-51968)).

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

     10.4 -- Third Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as Agent, dated as of July 30, 1997 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-12074)).

    +10.5  --  Deferred  Compensation  and Disability  Agreement  between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File
               No. 001-12074)).

     10.6 -- First Amendment and Restatement of the Third Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and NationsBank of Texas, N.A., as Agent, dated as of March 31, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001-12074)).

    +10.7  --  Stone  Energy  Corporation  2000  Amended and  Restated  Stock
               Option  Plan  (incorporated  by  reference  to  Appendix A to the
               Registrant's Definitive Proxy Statement on Schedule 14A for Stone's 2000 Annual Meeting of Stockholders (File No. 001-12074)).

    +10.8  --  Stone Energy  Corporation  Annual Incentive  Compensation Plan
               (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-12074)).

   *+10.9  --  Stone Energy Corporation Amendment to the Annual Incentive
               Compensation Plan dated January 15, 1997.

    *21.1  --  Subsidiaries of the Registrant.

    *23.1  --  Consent of Arthur Andersen LLP.

    *23.2  --  Consent of Atwater Consultants, Ltd.

    *23.3  --  Consent of Cawley, Gillespie & Associates, Inc.

    *23.4  --  Consent of Ryder Scott Company.


-----------
     * Filed herewith.
     + Identifies management contracts and compensatory plans or arrangements.