Form 10-Q
period 2001-03-31
STONE ENERGY CORP
filed 2001-05-14
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

                                  Yes X    No


     As of May 11, 2001, there were 26,085,209 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                           Page
                                     PART I

Item 1.           Financial Statements:
                   Condensed Consolidated Balance Sheet
                     as of March 31, 2001 and December 31, 2000..........    1

                   Condensed Consolidated Statement of Operations
                     for the Three Months Ended March 31, 2001 and 2000..    2

                   Condensed Consolidated Statement of Cash Flows
                     for the Three Months Ended March 31, 2001 and 2000..    3

                   Notes to Condensed Consolidated Financial Statements..    4

                   Auditors' Review Report...............................    6

Item 2.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................    7


                                     PART II

Item 4.           Submission of Matters to a Vote of Security Holders....   12

Item 6.           Exhibits and Reports on Form 8-K.......................   12

                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)


                                                                             March 31,             December 31,
                                ASSETS                                         2001                   2000
                                                                        ------------------      ----------------
Current assets:
    Cash and cash equivalents....................................             $35,017                $78,557
    Marketable securities, at market.............................                 300                    300
    Accounts receivable..........................................              94,543                 95,722
    Put contracts................................................               4,226                  1,847
    Other current assets.........................................                 917                  2,916
                                                                        ------------------      ----------------
      Total current assets.......................................             135,003                179,342

Oil and gas properties, net:
    Proved.......................................................             742,055                691,882
    Unevaluated..................................................              70,202                 55,691
Building and land, net...........................................               5,243                  4,914
Fixed assets, net................................................               4,820                  4,441
Put contracts....................................................               6,304                  3,152
Other assets, net................................................               6,318                  4,681
                                                                        ------------------     ----------------
      Total assets...............................................            $969,945               $944,103
                                                                        ==================     ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................            $135,968                $116,281
   Fair value of swap contracts..................................              18,029                    -
   Other current liabilities.....................................               6,182                   9,996
                                                                        ------------------     ----------------
      Total current liabilities..................................             160,179                 126,277

Long-term debt...................................................             100,000                 148,000
Production payments..............................................               9,209                  10,906
Deferred tax liability...........................................              74,610                  64,271
Fair value of swap contracts.....................................              12,463                    -
Other long-term liabilities......................................               1,572                   2,418
                                                                        ------------------     ----------------
      Total liabilities..........................................             358,033                 351,872
                                                                        ------------------     ----------------
Common stock.....................................................                 260                     260
Additional paid in capital.......................................             441,282                 440,729
Retained earnings................................................             190,501                 151,242
Other comprehensive loss.........................................             (20,131)                   -
                                                                        ------------------     ----------------
      Total stockholders' equity.................................             611,912                 592,231
                                                                        ------------------     ----------------
      Total liabilities and stockholders' equity.................            $969,945                $944,103
                                                                        ==================     ================

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                                    Three Months Ended
                                                                                         March 31,
                                                                         -------------------------------------
                                                                              2001                   2000
                                                                         ---------------       ---------------
Revenues
    Oil and gas production.......................................            $142,994               $69,928
    Other income.................................................               1,007                   941
                                                                         ---------------       ---------------
      Total revenues.............................................             144,001                70,869
                                                                         ---------------       ---------------
Expenses
    Normal lease operating expenses..............................              10,682                 9,172
    Major maintenance expenses...................................               1,347                   548
    Production taxes.............................................               1,862                 1,681
    Depreciation, depletion and amortization.....................              36,636                26,513
    Interest.....................................................               1,075                 2,642
    Salaries, general and administrative.........................               2,724                 2,719
    Incentive compensation plan..................................                 523                   252
    Hedge premium expense........................................                 455                  -
    Merger expenses..............................................              25,523                  -
                                                                         ---------------       ---------------
      Total expenses.............................................              80,827                43,527
                                                                         ---------------       ---------------
Net income before income taxes...................................              63,174                27,342
                                                                         ---------------       ---------------
Provision for income taxes
    Current......................................................               2,726                   -
    Deferred.....................................................              21,189                 8,053
                                                                        ---------------        ---------------
                                                                               23,915                 8,053
                                                                        ---------------        ---------------
Net income.......................................................             $39,259               $19,289
                                                                        ===============        ===============
Earnings per common share:
    Basic earnings per share.....................................               $1.51                 $0.75
                                                                        ===============        ===============
    Diluted earnings per share...................................               $1.49                 $0.74
                                                                        ===============        ===============
    Average shares outstanding...................................              25,982                25,692
                                                                        ===============        ===============
    Average shares outstanding assuming dilution.................              26,437                26,092
                                                                        ===============        ===============

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                         --------------------------------------
                                                                              2001                   2000
                                                                         ----------------      ----------------
Cash flows from operating activities:
  Net income....................................................                $39,259               $19,289
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        DD&A....................................................                 36,636                26,513
        Provision for deferred income taxes.....................                 21,189                 8,053
        Non-cash effect of production payments..................                 (1,585)               (1,336)
        Other non-cash expenses.................................                  1,181                     4
                                                                        ----------------      ----------------
                                                                                 96,680                52,523

        Decrease in marketable securities.....................                     -                     3,871
        (Increase) decrease in accounts receivable............                    1,179                 (1,315)
        Decrease in other current assets......................                    1,999                  1,442
        Increase (decrease) in accrued liabilities............                   10,797                 (5,608)
        Purchase of put contracts.............................                   (6,466)                  -
        Other.................................................                   (1,334)                  (166)
                                                                         ----------------      ----------------
Net cash provided by operating activities.......................                102,855                 50,747
                                                                         ----------------      ----------------
Cash flows from investing activities:
   Investment in oil and gas properties.......................                  (97,342)               (60,001)
   Building additions and renovations.........................                     (360)                   (20)
   Sale of oil and gas properties.............................                    1,366                  1,846
   Increase in other assets ..................................                   (2,428)                (1,084)
                                                                         ----------------      ----------------
Net cash used in investing activities...........................                (98,764)               (59,259)
                                                                         ----------------      ----------------
Cash flows from financing activities:
   Proceeds from borrowings.....................................                  5,000                 23,000
   Repayment of debt............................................                (53,000)               (17,000)
   Deferred financing costs.....................................                   -                      (200)
   Purchase of treasury stock...................................                    (45)                  (648)
   Proceeds from the exercise of stock options..................                    414                    721
                                                                         ----------------      ----------------
Net cash provided by (used in) financing activities.............                (47,631)                 5,873
                                                                         ----------------      ----------------
Net decrease in cash and cash equivalents........................               (43,540)                (2,639)

Cash and cash equivalents, beginning of period...................                78,557                 17,651
                                                                         ----------------      ----------------
Cash and cash equivalents, end of period.........................               $35,017                $15,012
                                                                         ================      ================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)......................                 $3,218                 $4,544
      Income taxes..............................................                  2,726                   -


                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Stone Energy Corporation at March 31, 2001 and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of future financial results.

     In accordance with the pooling of interests method of accounting for a merger transaction, all results were combined to give effect to the combination of Stone and Basin as if the merger (see Note 2) occurred at the beginning of the first period presented. Prior to the merger, Basin accounted for depreciation, depletion and amortization (DD&A) of oil and gas properties using the units of production method. In connection with the restatement of our financial statements on a pooling of interests basis, Basin's historical provision for DD&A was restated to conform to the future gross revenue method used by us. All periods presented reflect the effect of this adjustment.

     In addition to the DD&A adjustment, we reclassified Basin's financial statements to conform to Stone's presentation.

NOTE 2 - MERGER WITH BASIN EXPLORATION

     On February 1, 2001, the stockholders of Stone Energy Corporation and Basin Exploration, Inc. voted in favor of, and thereby consummated, the combination, through a pooling of interests, of the two companies in a tax-free, stock-for-stock transaction. In connection with the approval of the merger, stockholders of Stone Energy also approved a proposal to increase the authorized shares of Stone common stock from 25 million to 100 million shares. Under the merger agreement, Basin stockholders received 0.3974 of a share of Stone common stock for each share of Basin common stock they owned. As such, Stone issued approximately 7.4 million shares of common stock, which, based upon Stone's closing price of $53.70 on February 1, 2001, resulted in total equity value related to the transaction of approximately $400 million. In addition, Stone assumed, and subsequently retired with cash on hand, approximately $48 million of Basin bank debt. The expenses incurred in relation to the merger are a non-recurring item.

NOTE 3 - EARNINGS PER SHARE

     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and certain employees. There were approximately 455,000 dilutive shares and 400,000 dilutive shares for the first quarters of 2001 and 2000, respectively.

     Options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 389,000 shares and 366,000 shares in the first quarters of 2001 and 2000, respectively.

NOTE 4 - HEDGING ACTIVITIES

     We enter into hedging transactions to secure a price for a portion of future production that is acceptable at the time the transaction is entered into. The primary objective of these activities is to reduce our exposure to the possibility of declining oil and gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes. We currently utilize two forms of hedging contracts: fixed price swaps and puts.

     Fixed price swaps typically provide for monthly payments by us (if prices rise) or to us (if prices fall) based on the difference between the strike price and the agreed-upon average of NYMEX prices.

     Put contracts are not costless; they are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if NYMEX prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above that floor. Oil contracts typically settle using the average of the daily closing prices for a calendar month. Natural gas contracts typically settle using the average closing prices of near month NYMEX futures contracts for the three days prior to the settlement date. Since the majority of our properties are located in the Gulf Coast Basin, we believe that fluctuations in NYMEX prices will closely match changes in market prices for our production.

     Our hedge positions as of April 1, 2001 are summarized as follows:

                                                Puts
                    ------------------------------------------------------------
                                Gas                              Oil
                    ---------------------------     ----------------------------
                       Volume                          Volume
                      (BBtus)          Floor           (Bbls)           Floor
                    -----------     -----------     -----------    -------------
        2001          22,000           $3.50            962,500        $25.00
        2002          21,900           $3.50          1,277,500        $24.00


                                       Fixed Price Gas Swaps
                             ------------------------------------------
                                Volume (BBtus)              Price
                             -------------------     ------------------
        2001                        5,500                   $2.33
        2002                        3,650                   $2.15
        2003                        3,650                   $2.15

     During the first quarters of 2001 and 2000, we realized net decreases in oil and gas revenues related to hedging transactions of $8.8 million and $3.9 million, respectively.

NOTE 5 - LONG-TERM DEBT

     On February 1, 2001, we retired approximately $48 million of bank debt assumed in the merger with Basin. Our borrowing base at March 31, 2001 was $200 million with outstanding letters of credit totaling $7.5 million and no outstanding borrowings.

NOTE 6 - PRODUCTION PAYMENTS

     In 1999, we acquired a 51% working interest in the Lafitte Field by executing an agreement that included a dollar-denominated production payment to be satisfied through the sale of production from the purchased property. Based on the quarterly revaluation of this transaction, at March 31, 2001, the production payment associated with this purchase totaled $1.7 million.

     In July 1999, we acquired an additional working interest in East Cameron Block 64 and a 100% working interest in West Cameron Block 176 in exchange for a volumetric production payment. This agreement requires that 7.3 MMcf of gas per day be delivered to the seller from South Pelto Block 23 until 8 Bcf of gas have been distributed. We amortize the volumetric production payment as specified deliveries of gas are made to the seller and recognize non-cash revenue in the form of gas production revenues. At March 31, 2001, the volumetric production payment was $7.5 million, and we recognized $1.5 million as gas revenue during each of the first quarters of 2001 and 2000.

NOTE 7 - ADOPTION OF SFAS NO. 133

     We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for special hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it would be recorded as either an asset or liability measured at fair value and subsequent changes in the derivative's fair value would be recognized in equity through other comprehensive income, to the extent the hedge is considered effective.

     Under this statement, our current hedge instruments are considered effective cash flow hedges and changes in fair value of the hedge instruments, to the extent the hedges are effective, are reflected in other comprehensive income.

     At December 31, 2000, the oil put contracts were recorded as assets at a historical cost of $5 million and, in accordance with generally accepted accounting principles in effect at year-end 2000, the fixed price gas swap contracts were not recorded since they were costless. The gas put contracts were purchased in February 2001 and therefore were not recorded at December 31, 2000. At December 31, 2000, the fair values of our oil put contracts and fixed price gas swaps were $7.7 million and ($42.8) million, respectively.

     Upon adoption of SFAS No. 133, as amended, the increase in fair value over historical cost of our oil put contracts of $2.7 million was a transition adjustment that was recorded as a gain in equity through other comprehensive income. In addition, the fair market value of the fixed price gas swaps was recorded as a liability and the corresponding loss of $42.8 million was recorded in equity through other comprehensive income. In February 2001, the gas puts were purchased and recorded as assets at a historical cost of $6.5 million.

     At March 31, 2001, we recognized $0.5 million of hedge premium expenses, which represents the cost associated with oil put contracts that settled during the first quarter of 2001. At March 31, 2001, the unsettled put contracts were recorded as assets totaling $10.5 million and the unsettled gas swaps were recorded as liabilities totaling $30.5 million. All changes in fair values of the puts and the swaps were recorded in equity through other comprehensive income (See Note 8).

NOTE 8 - COMPREHENSIVE INCOME

     Prior to the adoption of SFAS No. 133, our only component of Comprehensive Income was our net income. Effective January 1, 2001, we adopted SFAS No. 133 the impact of which created other components of Comprehensive Income. The following table presents the components of Comprehensive Income for the first quarters of 2001 and 2000.

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                         -------------------------------------
                                                                              2001                   2000
                                                                         ----------------      ---------------
                                                                                     (In millions)
Net income..........................................................           $39.3                $19.3
Other comprehensive income (loss), net of tax effect:
    Cumulative effect of accounting change for derivatives..........           (26.0)                  -
    Net change in fair value of derivatives.........................             5.9                   -
                                                                        ----------------     ----------------
                                                                               (20.1)                  -
                                                                        ----------------     ----------------
Comprehensive income................................................           $19.2                $19.3
                                                                        ================     ================


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:



     We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
April 28, 2001

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Throughout this document we make statements that are classified as "forward-looking". Please refer to the "Forward-Looking Statements" section beginning on page 11 of this document for an explanation of these types of assertions. We use the terms "Stone", "Stone Energy", "Company", "we", "us" and "our" to refer to Stone Energy Corporation. Results for all periods reflect the combination of Stone and Basin.

OVERVIEW

     Stone Energy  Corporation is an independent  oil and gas company engaged in
the  acquisition,   exploration,  development  and  operation  of  oil  and  gas properties in the Gulf Coast Basin and Rocky Mountains.

     Our business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties. Currently, our property base consists of 80 producing properties, 47 in the Gulf Coast Basin and 33 in the Rocky Mountains. We serve as operator on 53 of our properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by major and large independent companies on projects away from the onshore and shallow water shelf regions of the Gulf of Mexico.

MERGER WITH BASIN EXPLORATION

     On February 1, 2001, the stockholders of Stone Energy Corporation and Basin Exploration, Inc. voted in favor of, and thereby consummated, the combination, through a pooling of interests, of the two companies in a tax-free, stock-for-stock transaction. In connection with the approval of the merger, stockholders of Stone Energy also approved a proposal to increase the authorized shares of Stone common stock from 25 million to 100 million shares. Under the merger agreement, Basin stockholders received 0.3974 of a share of Stone common stock for each share of Basin common stock they owned. As such, Stone issued approximately 7.4 million shares of common stock, which, based upon Stone's closing price of $53.70 on February 1, 2001, resulted in total equity value related to the transaction of approximately $400 million. In addition, Stone assumed, and subsequently retired with cash on hand, approximately $48 million of Basin bank debt.

BASIS OF PRESENTATION

     In accordance with the pooling of interests method of accounting for a merger transaction, all results were combined to give effect to the combination of Stone and Basin as if the merger occurred at the beginning of the first period presented. Prior to the merger, Basin accounted for depreciation, depletion and amortization (DD&A) of oil and gas properties using the units of production method. In connection with the restatement of our financial statements on a pooling of interests basis, Basin's historical provision for DD&A was restated to conform to the future gross revenue method used by us. All periods presented reflect the effect of this adjustment.

     In addition to the DD&A adjustment, we reclassified Basin's financial statements to conform to Stone's presentation.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to our oil and gas operations.

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         ------------    ------------
PRODUCTION:
  Oil (MBbls)...............................................                   1,010             988
  Gas (MMcf):
    Produced excluding volumetric production payment........                  16,368          16,756
    Volumetric production payment...........................                     657             667
                                                                         ------------    ------------
     Total gas volumes produced.............................                  17,025          17,423
  Oil and gas (MMcfe):
    Produced excluding volumetric production payment........                  22,428          22,684
    Volumetric production payment...........................                     657             667
                                                                         ------------    ------------
     Total volumes produced.................................                  23,085          23,351
SALES DATA (IN THOUSANDS) (a):
  Oil.......................................................                 $29,588         $24,598
  Gas:
     Gas sales excluding volumetric production payment......                 111,912          43,836
     Volumetric production payment..........................                   1,494           1,494
                                                                        ------------    ------------
     Total gas sales........................................                 113,406          45,330
AVERAGE SALES PRICES (a):
  Oil (per Bbl).............................................                  $29.30          $24.90
  Gas (per Mcf):
     Price excluding volumetric production payment..........                    6.84            2.62
     Volumetric production payment..........................                    2.24            2.24
     Net average price......................................                    6.66            2.60
  Oil and gas (per Mcfe):
     Price excluding volumetric production payment..........                    6.31            3.02
     Volumetric production payment..........................                    2.24            2.24
     Net average price .....................................                    6.19            2.99
EXPENSES (PER MCFE):
  Normal lease operating expenses (b)......................                    $0.46           $0.39
  Salaries, general and administrative.....................                     0.12            0.12
  DD&A on oil and gas properties...........................                     1.57            1.12


    (a)  Includes the effects of hedging
    (b)  Excludes major maintenance expenses

     NET INCOME. Net income for the first quarter of 2001 totaled $39.3 million, or $1.49 per share, compared to net income reported for the first quarter of 2000 of $19.3 million, or $0.74 per share.

     In connection with the Basin merger, during the first quarter of 2001, we incurred non-recurring merger expenses of $25.5 million, or $18.4 million after-taxes. Excluding the impact of the non-recurring merger expenses, net income for the quarter ended March 31, 2001 totaled $57.7 million or $2.18 per share.

     OIL AND GAS REVENUES. As a result of higher realized prices, first quarter 2001 oil and gas revenues increased 104% to $143 million, compared to first quarter 2000 oil and gas revenues of $69.9 million.

     PRICES. Prices realized during the first quarter of 2001 averaged $29.30 per barrel of oil and $6.66 per Mcf of gas. This represents a 107% increase, on an Mcfe basis, over first quarter 2000 average realized prices of $24.90 per barrel of oil and $2.60 per Mcf of gas. All unit pricing amounts include the effects of hedging. During the first quarter of 2001, hedging transactions reduced the average price we received for gas by $0.54 per Mcf compared to a net reduction in the price of oil of $4.06 per barrel and a net increase in the price of gas of $0.01 per Mcf for the comparable period in 2000.

     PRODUCTION. Oil production during the first quarter of 2001 increased to approximately 1,010,000 barrels compared to first quarter 2000 production of 988,000 barrels, while natural gas production during the first quarter of 2001 decreased to approximately 17 billion cubic feet, compared to first quarter 2000 gas production of 17.4 billion cubic feet. On a gas equivalent basis, production volumes for the first quarter of 2001 totaled 23.1 Bcfe compared to first quarter 2000 production of 23.4 Bcfe.

     Based on current projections, Stone estimates second quarter 2001 average daily production will approximate 281 MMcfe or 10% higher than the average daily production rate achieved during the first quarter of 2001.

     EXPENSES. Normal operating costs during the first quarter of 2001 increased to $10.7 million, compared to $9.2 million for the comparable quarter in 2000, due primarily to industry-wide increases in the costs of oil field products and services.

     Salaries, general and administrative expenses for the first quarter of 2001 were unchanged from the 2000 amount of $2.7 million, or $0.12 per Mcfe. The increase in the number of employees eligible to participate in the incentive compensation plan resulted in incentive compensation expense of $0.5 million compared to $0.3 million for the first quarter of 2000.

     Depreciation, depletion and amortization (DD&A) expense on oil and gas properties for the first quarter of 2001 totaled $36.2 million, or $1.57 per Mcfe. DD&A expense was $26.1 million, or $1.12 per Mcfe, for the first quarter of 2000. The higher 2001 DD&A rate was partially attributable to the rising costs of oil and gas exploration and development activities, as well as the decline in oil and gas prices since the end of 2000.

     On February 1, 2001, we retired approximately $48 million of bank debt assumed in the merger with Basin. As a result of the reduction in debt and the increase in capitalized interest on unevaluated properties, interest expense for the first quarter of 2001 decreased to $1.1 million from $2.6 million for the comparable 2000 period.

     Stone's estimated effective tax rate is 35%. However, we estimated that approximately $5.2 million of merger-related expenses were not tax deductible. This resulted in an effective tax rate of 38% during the first quarter of 2001.

ADOPTION OF SFAS NO. 133

     We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for special hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it would be recorded as either an asset or liability measured at fair value and subsequent changes in the derivative's fair value would be recognized in equity through other comprehensive income, to the extent the hedge is considered effective.

     Under this statement, our current hedge instruments are considered effective cash flow hedges and changes in fair value of the hedge instruments, to the extent the hedges are effective, are reflected in other comprehensive income.

     At December 31, 2000, the oil put contracts were recorded as assets at a historical cost of $5 million and, in accordance with generally accepted accounting principles in effect at year-end 2000, the fixed price gas swap contracts were not recorded since they were costless. The gas put contracts were purchased in February 2001 and therefore were not recorded at December 31, 2000. At December 31, 2000, the fair values of our oil put contracts and fixed price gas swaps were $7.7 million and ($42.8) million, respectively.

     Upon adoption of SFAS No. 133, as amended, the increase in fair value over historical cost of our oil put contracts of $2.7 million was a transition adjustment that was recorded as a gain in equity through other comprehensive income. In addition, the fair market value of the fixed price gas swaps was recorded as a liability and the corresponding loss of $42.8 million was recorded in equity through other comprehensive income. In February 2001, the gas puts were purchased and recorded as assets at a historical cost of $6.5 million.

     At March 31, 2001, we recognized $0.5 million of hedge premium expenses, which represents the cost associated with oil put contracts that settled during the first quarter of 2001. At March 31, 2001, the unsettled put contracts were recorded as assets totaling $10.5 million and the unsettled gas swaps were recorded as liabilities totaling $30.5 million. All changes in fair values of the puts and the swaps were recorded in equity through other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW. Net cash flow from operations before working capital changes for the first quarter of 2001 was $96.7 million, or $3.66 per share, compared to $52.5 million, or $2.01 per share, reported for the same period of 2000. Excluding the effect of non-recurring merger expenses, net cash flow from operations for the first quarter of 2001 was $115.1 million, or $4.35 per share.

     CAPITAL EXPENDITURES. Capital expenditures during the first quarter of 2001 totaled $102.1 million, as we achieved an 85% drilling success rate with 23 successful wells and four dry holes. First quarter 2001 capital expenditures included $3.1 million of capitalized salaries, general and administrative expenses and $1.5 million of capitalized interest. These investments were financed by cash flow from operations and working capital.

     BUDGETED CAPITAL EXPENDITURES. Our current estimated 2001 capital expenditures budget of approximately $270 million is expected to be allocated 90% to Gulf Coast operations and 10% to Rocky Mountain activities. We expect to drill 73 gross wells during 2001, 43 in the onshore and shallow water offshore regions of the Gulf Coast Basin and 30 in the Rocky Mountains. While the 2001 capital expenditures budget does not include any projected acquisitions, we continue to seek growth opportunities that fit our specific acquisition profile.

     Based upon our outlook on oil and gas prices and production rates, we believe that our cash flow from operations will be sufficient to fund the current 2001 capital expenditures budget. If oil and gas prices or production rates fall below our current expectations, we believe that the available borrowings under our bank credit facility will be sufficient to fund the capital expenditures in excess of operating cash flow.

     Our borrowing base is currently $200 million with outstanding letters of credit totaling $7.5 million and no outstanding borrowings.

     Although we do not budget acquisitions, we continue to evaluate properties and transaction alternatives to add to our existing property base. One or a combination of certain of these possible transactions could fully utilize our existing sources of capital. Although we have no plans to access the public markets for purposes of capital, if the opportunity arose, we would consider such funding sources to provide capital in excess of what is currently available to us. We would compare and contrast the cost of debt financing with the potential dilution of equity offerings to determine the appropriate financing vehicle to maximize stockholder value.

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


                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the special meeting of stockholders held on February 1, 2001, our certificate of incorporation was amended to increase the authorized shares of Stone's common stock from 25,000,000 shares to 100,000,000 shares. The vote was 11,015,213 shares for the amendment, 2,717,566 shares against, 89,809 shares abstaining, and 4,713,520 shares not voting. Additionally, the shareholders approved the issuance of the shares of Stone's common stock to be received by Basin Exploration, Inc.'s stockholders in the merger between Basin and Partner Acquisition Corp., a newly-formed, wholly-owned subsidiary of Stone Energy Corporation. The vote was 13,700,209 shares for the merger, 4,230 shares against, 118,149 shares abstaining, and 4,713,520 shares not voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         *15.1 - Letter from Arthur Andersen LLP dated May 11, 2001, regarding unaudited interim financial information.

 *       Filed herewith

(b) The following reports on Form 8-K were filed during the three months ended March 31, 2001:

                         Date of Event Reported             Item Reported
                        ---------------------------     ------------------------
      `                        February 1, 2001                Item 5
                               February 1, 2001                Items 2, 5 and 7
                               February 21, 2001               Item 5
                               February 28, 2001               Items 7 and 9

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STONE ENERGY CORPORATION


Date: May 14, 2001                   By:      /s/James H. Prince
                                        ------------------------------------
                                                 James H. Prince
                                         Vice President, Chief Financial
                                              Officer and Treasurer
                                           (Principal Financial Officer)