Form 10-Q
period 2001-06-30
STONE ENERGY CORP
filed 2001-08-09
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

                                  Yes X No__

     As of August 7, 2001, there were 26,184,269 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                           Page
                                     PART I

Item 1. Financial Statements:
         Condensed Consolidated Balance Sheet
           as of June 30, 2001 and December 31, 2000....................     1

         Condensed Consolidated Statement of Operations
           for the Three and Six Months Ended June 30, 2001 and 2000....     2

         Condensed Consolidated Statement of Cash Flows
           for the Six Months Ended June 30, 2001 and 2000..............     3

         Notes to Condensed Consolidated Financial Statements...........     4

         Auditors' Review Report........................................     7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................     8


                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders.............     11

Item 6. Exhibits and Reports on Form 8-K................................     12



                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)


                                                                              June 30,           December 31,
                                ASSETS                                          2001                 2000
                                                                        ------------------     ----------------
Current assets:
    Cash and cash equivalents....................................                 $37,867              $78,557
    Marketable securities, at market.............................                    -                     300
    Accounts receivable..........................................                  85,803               95,722
    Put contracts................................................                  13,505                1,847
    Other current assets.........................................                   2,825                2,916
                                                                        ------------------     ----------------
      Total current assets.......................................                 140,000              179,342

Oil and gas properties, net:
    Proved.......................................................                 788,165              691,882
    Unevaluated..................................................                  73,849               55,691
Building and land, net...........................................                   5,338                4,914
Fixed assets, net................................................                   5,213                4,441
Put contracts....................................................                   7,386                3,152
Other assets, net................................................                   2,983                4,681
                                                                        ------------------     ----------------
      Total assets...............................................              $1,022,934             $944,103
                                                                        ==================     ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................                $128,274             $116,281
   Fair value of swap contracts..................................                   6,239                 -
   Other current liabilities.....................................                   5,911                9,996
                                                                        ------------------     ----------------

      Total current liabilities..................................                 140,424              126,277

Long-term debt...................................................                 100,000              148,000
Production payments..............................................                   7,619               10,906
Deferred tax liability...........................................                 101,010               64,271
Fair value of swap contracts.....................................                   7,193                 -
Other long-term liabilities......................................                   2,020                2,418
                                                                        ------------------     ----------------
      Total liabilities..........................................                 358,266              351,872
                                                                        ------------------     ----------------
Common stock.....................................................                     262                  260
Additional paid in capital.......................................                 446,574              440,729
Retained earnings................................................                 219,569              151,242
Other comprehensive loss.........................................                  (1,737)                -
                                                                        ------------------     ----------------
      Total stockholders' equity.................................                 664,668              592,231
                                                                        ------------------     ----------------
      Total liabilities and stockholders' equity.................              $1,022,934             $944,103
                                                                        ==================     ================

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                         Three Months Ended                      Six Months Ended
                                                              June 30,                                June 30,
                                                   -----------------------------          -----------------------------
                                                       2001             2000                  2001             2000
                                                   -------------   -------------          -------------   -------------

Revenues
  Oil and gas production.....................          $106,011         $83,382               $249,005        $153,310
  Other income...............................               718             920                  1,725           1,861
                                                   -------------   -------------          -------------   -------------
         Total revenues......................           106,729          84,302                250,730         155,171
                                                   -------------   -------------          -------------   -------------

Expenses
  Normal lease operating expenses............            12,266           9,718                 22,948          18,890
  Major maintenance expenses.................             1,259           1,667                  2,606           2,215
  Production taxes...........................             1,657           1,940                  3,519           3,621
  Depreciation, depletion and
    amortization.............................            41,888          26,352                 78,524          52,865
  Interest...................................               743           2,183                  1,818           4,825
  Salaries, general and administrative.......             3,196           3,192                  5,920           5,911
  Incentive compensation plan................              -                336                    523             588
  Hedge premium expense......................               879            -                     1,334            -
  Merger expenses............................               108            -                    25,631            -
                                                   -------------   -------------          -------------   -------------
         Total expenses......................            61,996          45,388                142,823          88,915
                                                   -------------   -------------          -------------   -------------
Net income before income taxes...............            44,733          38,914                107,907          66,256
                                                   -------------   -------------          -------------   -------------

Provision for income taxes:
  Current....................................            (2,226)             67                    500              67
  Deferred...................................            17,891          13,552                 39,080          21,605
                                                   -------------   -------------          -------------   -------------
                                                         15,665          13,619                 39,580          21,672
                                                   -------------   -------------          -------------   -------------
Net income...................................           $29,068         $25,295                $68,327         $44,584
                                                   =============   =============          =============   =============

Earnings per common share:
  Basic earnings per share ..................             $1.11           $0.98                  $2.62           $1.73
                                                   =============   =============          =============   =============
  Diluted earnings per share.................             $1.10           $0.96                  $2.58           $1.70
                                                   =============   =============          =============   =============
  Average shares outstanding.................            26,085          25,784                 26,033          25,739
                                                   =============   =============          =============   =============
  Average shares outstanding assuming
   dilution..................................            26,456          26,315                 26,449          26,211
                                                   =============   =============          =============   =============

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                         --------------------------------------
                                                                               2001                  2000
                                                                         ----------------      ----------------
Cash flows from operating activities:
  Net income..................................................                   $68,327               $44,584
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      DD&A....................................................                    78,524                52,865
      Provision for deferred income taxes.....................                    39,080                21,605
      Non-cash effect of production payments..................                    (3,096)               (2,752)
      Amortization of hedge premiums..........................                     1,334                  -
      Other non-cash expenses.................................                       815                   491
                                                                         ----------------      ----------------
                                                                                 184,984               116,793
      Decrease in marketable securities.......................                       300                34,606
      (Increase) decrease in accounts receivable..............                     9,919               (17,789)
      (Increase) decrease in other current assets.............                      (300)                  722
      Increase in other accrued liabilities...................                     8,298                 2,063
      Investment in put contracts.............................                    (6,466)                 -
      Other...................................................                      (694)                 (105)
                                                                         ----------------      ----------------
Net cash provided by operating activities.....................                   196,041               136,290
                                                                         ----------------      ----------------

Cash flows from investing activities:
    Investment in oil and gas properties......................                  (193,929)             (117,571)
    Building additions and renovations........................                      (489)                 (591)
    Sale of oil and gas properties............................                     1,366                  -
    (Increase) decrease in other assets ......................                        86                (1,087)
                                                                         ----------------      ----------------
Net cash used in investing activities.........................                 (192,966)             (119,249)
                                                                         ----------------      ----------------
Cash flows from financing activities:
    Proceeds from borrowings..................................                     5,000                36,500
    Repayment of debt.........................................                   (53,000)              (28,500)
    Deferred financing costs..................................                      -                     (200)
    Purchase of treasury stock................................                      (200)                 (648)
    Proceeds from the exercise of stock options...............                     4,435                 2,373
                                                                         ----------------      ----------------
Net cash provided by (used in) financing activities...........                   (43,765)                9,525
                                                                         ----------------      ----------------
Net increase (decrease) in cash and cash equivalents..........                   (40,690)               26,566

Cash and cash equivalents, beginning of period................                    78,557                17,651
                                                                         ----------------      ----------------
Cash and cash equivalents, end of period......................                   $37,867               $44,217
                                                                         ================      ================

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest (net of amount capitalized)....................                    $1,738                $4,379
      Income taxes............................................                       500                    67

                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Stone Energy Corporation at June 30, 2001 and for the three- and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

     In accordance with the pooling of interests method of accounting for a merger transaction, all results were combined to give effect to the merger of Stone and Basin Exploration, Inc. Prior to the merger, Basin accounted for depreciation, depletion and amortization (DD&A) of oil and gas properties using the units of production method. In connection with the restatement of our financial statements on a pooling of interests basis, Basin's historical provision for DD&A was restated to conform to the future gross revenue method used by us. All periods presented reflect the effect of this adjustment.

     In addition to the DD&A adjustment, we reclassified Basin's financial statements to conform to Stone's presentation.

NOTE 2 - EARNINGS PER SHARE

     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and employees. There were approximately 371,000 dilutive shares and 531,000 dilutive shares for the second quarters of 2001 and 2000 respectively, and 416,000 dilutive shares and 472,000 dilutive shares for the first six months of 2001 and 2000, respectively.

     Options which were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 625,000 shares and 262,000 shares in the second quarters of 2001 and 2000, respectively, and 551,000 shares and 320,000 shares in the first six months of 2001 and 2000, respectively.

NOTE 3 - HEDGING ACTIVITIES

     We enter into hedging transactions to secure a price for a portion of future production that is acceptable to us at the time the transaction is entered into. The primary objective of these activities is to reduce our exposure to the possibility of declining oil and gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes. We currently utilize two forms of hedging contracts: fixed price swaps and puts.

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

     Since over 90% of our production has historically been derived from the Gulf Coast Basin, we believe that fluctuations in NYMEX prices will closely match changes in market prices for our production. Oil contracts typically settle using the average of the daily closing prices for a calendar month. Natural gas contracts typically settle using the average closing prices of near month NYMEX futures contracts for the three days prior to the settlement date.

     Our hedge positions as of July 1, 2001 are summarized as follows:

                                                 Puts
                        ------------------------------------------------------
                                    Gas                         Oil
                        -------------------------    -------------------------
                          Volume                        Volume
                          (BBtus)        Floor          (Bbls)        Floor
                        -----------   -----------    -----------   -----------
    2001............      14,720         $3.50          644,000      $25.00
    2002............      21,900          3.50        1,277,500       24.00


                                      Fixed Price Gas Swaps
                         --------------------------------------------
                           Volume (BBtus)                 Price
                         -----------------          -----------------
    2001............           3,680                     $2.33
    2002............           3,650                      2.15
    2003............           3,650                      2.15

     During the second quarters of 2001 and 2000, we realized net decreases in oil and gas revenues related to hedging transactions of $4.4 million and $8.3 million, respectively. Six-month 2001 and 2000 oil and gas revenues included net decreases of $13.1 million and $12.2 million, respectively.

     During the second quarter and first six months of 2001, we recognized $0.9 million and $1.3 million of hedge premium expenses, which represents amortization of the historical cost associated with oil and gas put contracts that settled during the respective periods of 2001. At June 30, 2001, the unsettled put contracts were recorded as assets totaling $20.9 million and the unsettled gas swaps were recorded as liabilities totaling $13.4 million. All changes in fair values of the puts and swaps were recorded in equity through other comprehensive income (See Note 6).

NOTE 4 - LONG-TERM DEBT

     Our borrowing base at June 30, 2001 was $200 million with outstanding letters of credit totaling $7.5 million and no outstanding borrowings.

NOTE 5 - PRODUCTION PAYMENTS

     In 1999, we acquired a 51% working interest in the Lafitte Field by executing an agreement that included a dollar-denominated production payment to be satisfied through the sale of production from the purchased property. Based on the quarterly revaluation of this transaction, at June 30, 2001, the production payment associated with this purchase totaled $1.6 million.

     In July 1999, we acquired an additional working interest in East Cameron Block 64 and a 100% working interest in West Cameron Block 176 in exchange for a volumetric production payment. This agreement requires that 7.3 MMcf of gas per day be delivered to the seller from South Pelto Block 23 until 8 Bcf of gas have been distributed. We amortize the volumetric production payment as specified deliveries of gas are made to the seller and recognize non-cash revenue in the form of gas production revenues. At June 30, 2001, the volumetric production payment was $6 million, and we recognized $1.5 million and $3 million as gas revenues during each of the three- and six-month 2001 and 2000 periods, respectively.

NOTE 6 - COMPREHENSIVE INCOME

     Prior to the adoption of SFAS No. 133, the only component of comprehensive income on our balance sheet was net income. Effective January 1, 2001, we adopted SFAS No. 133 which created other components of comprehensive income as presented in the table below.


                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,
                                                             -----------------------------     -----------------------------
                                                                 2001             2000             2001             2000
                                                             ------------     ------------     ------------     ------------
                                                                                      (in thousands)

Net income.................................................      $29,068          $25,295          $68,327          $44,584
Other comprehensive income (loss), net of tax effect:
     Cumulative effect of accounting change
       for derivatives.....................................         -                -             (26,114)            -
     Net change in fair value of derivatives...............       18,394             -              24,377             -
                                                             ------------     ------------     ------------     ------------
       Total other comprehensive income (loss).............       18,394             -              (1,737)            -
                                                             ------------     ------------     ------------     ------------
Comprehensive income.......................................      $47,462          $25,295          $66,590          $44,584
                                                             ============     ============     ============     ============

NOTE 7 - NEW ACCOUNTING STANDARD

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require us to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. We expect to adopt SFAS No. 143 on January 1, 2003. Upon adoption, we will be required to recognize cumulative transition amounts for existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. We have not yet determined the transition amounts.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:



     We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of June 30, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
July 31, 2001

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

     Our business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties. Currently, our property base consists of 82 producing properties, 50 in the Gulf Coast Basin and 32 in the Rocky Mountains. We serve as operator on 55 of our producing properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by major and large independent companies on projects away from the onshore and shallow water shelf regions of the Gulf of Mexico.

BASIS OF PRESENTATION

     In accordance with the pooling of interests method of accounting for a merger transaction, all results were combined to give effect to the combination of Stone and Basin Exploration, Inc. Prior to the merger, Basin accounted for depreciation, depletion and amortization (DD&A) of oil and gas properties using the units of production method. In connection with the restatement of our financial statements on a pooling of interests basis, Basin's historical provision for DD&A was restated to conform to the future gross revenue method used by us. All periods presented reflect the effect of this adjustment.

     In addition to the DD&A adjustment, we reclassified Basin's financial statements to conform to Stone's presentation.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to our oil and gas operations.


                                                                            Three Months Ended            Six Months Ended
                                                                                 June 30,                      June 30,
                                                                      ---------------------------    ---------------------------
                                                                          2001           2000            2001           2000
                                                                      ------------   ------------    ------------   ------------
PRODUCTION:
  Oil (MBbls)...............................................                1,039           1,160          2,049           2,148
  Gas (MMcf):
    Produced excluding volumetric production payment........               17,290          15,771         33,658          32,527
    Volumetric production payment...........................                  664             666          1,321           1,333
                                                                      ------------   ------------    ------------   ------------
     Total gas volumes produced.............................               17,954          16,437         34,979          33,860
  Oil and gas (MMcfe):
    Produced excluding volumetric production payment........               23,524          22,731         45,952          45,415
    Volumetric production payment...........................                  664             666          1,321           1,333
                                                                      ------------   ------------    ------------   ------------
     Total oil and gas volumes produced.....................               24,188          23,397         47,273          46,748
SALES DATA (IN THOUSANDS) (a):
  Oil.......................................................              $27,586         $28,282        $57,174         $52,880
  Gas:
     Gas sales excluding volumetric production payment......               76,931          53,606        188,843          97,442
     Volumetric production payment..........................                1,494           1,494          2,988           2,988
                                                                      ------------   ------------    ------------   ------------
     Total gas sales........................................               78,425          55,100        191,831         100,430

                                                                           Three Months Ended            Six Months Ended
                                                                                 June 30,                      June 30,
                                                                      ---------------------------    ---------------------------
                                                                          2001           2000            2001           2000
                                                                      ------------   ------------    ------------   ------------
AVERAGE SALES PRICES (a):
  Oil (per Bbl).............................................               $26.55          $24.38         $27.90          $24.62
  Gas (per Mcf):
     Price excluding volumetric production payment..........                 4.45            3.40           5.61            3.00
     Volumetric production payment..........................                 2.24            2.24           2.24            2.24
     Net average price......................................                 4.37            3.35           5.48            2.97
  Oil and gas (per Mcfe):
     Price excluding volumetric production payment..........                 4.44            3.60           5.35            3.31
     Volumetric production payment..........................                 2.24            2.24           2.24            2.24
     Net average price .....................................                 4.38            3.56           5.27            3.28
EXPENSES (PER MCFE):
  Normal lease operating expenses (b).......................                $0.51           $0.42          $0.49           $0.40
  Salaries, general and administrative......................                 0.13            0.14           0.13            0.13
  DD&A on oil and gas properties............................                 1.71            1.11           1.64            1.11


    (a) Includes the effects of hedging
    (b) Excludes major maintenance expenses

     NET INCOME. For the second quarter of 2001, we reported net income totaling $29.1 million, or $1.10 per share, compared to net income reported for the second quarter of 2000 of $25.3 million, or $0.96 per share. Net income for the first six months of 2001 and 2000 totaled $68.3 million and $44.6 million, or $2.58 and $1.70 per share, respectively.

     During the second quarter of 2001, non-recurring merger expenses totaled $0.1 million, bringing total merger expenses from the Basin transaction to $25.6 million, or $18.5 million after taxes. Excluding merger expenses, net income for the three- and six-months ended June 30, 2001 totaled $29.1 million, or $1.10 per share, and $86.8 million, or $3.28 per share, respectively. All per share amounts are on a diluted basis.

     OIL AND GAS REVENUES. As a result of higher realized prices and increased production volumes, oil and gas revenues for the second quarter of 2001 increased 27% to $106 million, compared to $83.4 million for the second quarter of 2000. Year-to-date oil and gas revenues increased 62% to $249 million compared to $153.3 million during the comparable 2000 period.

     PRICES. Prices realized during the second quarter of 2001 averaged $26.55 per barrel of oil and $4.37 per Mcf of gas. This represents a 23% increase, on a thousand cubic feet of gas equivalent (Mcfe) basis, over second quarter 2000 average realized prices of $24.38 per barrel of oil and $3.35 per Mcf of gas. Average realized prices during the first half of 2001 were $27.90 per barrel of oil and $5.48 per Mcf of gas compared to $24.62 per barrel of oil and $2.97 per Mcf of gas realized during the first half of 2000. All unit pricing amounts include the effects of hedging.

     During the second quarter of 2001, hedging transactions reduced the average price we received for gas by $0.25 per Mcf compared to net decreases of $3.56 per barrel and $0.26 per Mcf for the second quarter of 2000. Hedging transactions for the first half of 2001 reduced the average price we received for gas by $0.39 per Mcf compared to net decreases of $3.79 per barrel and $0.13 per Mcf for the comparable 2000 period.

     PRODUCTION. Natural gas production during the second quarter of 2001 increased to approximately 18 billion cubic feet compared to second quarter 2000 gas production of 16.4 billion cubic feet, while oil production during the second quarter of 2001 totaled approximately 1 million barrels compared to 1.2 million barrels of oil produced during the second quarter of 2000. On a gas equivalent basis, production volumes for the second quarter of 2001 increased to
24.2 Bcfe compared to second quarter 2000 production of 23.4 Bcfe. Year-to-date 2001 production totaled 2 million barrels of oil and 35 billion cubic feet of gas while six-month 2000 production totaled 2.1 million barrels of oil and 33.9 billion cubic feet of gas.

     EXPENSES. Normal operating costs during the second quarter of 2001 totaled $12.3 million, compared to $9.7 million for the comparable quarter in 2000. The increase in operating costs was due primarily to industry-wide increases in the costs of oil field products and services.

     Depreciation, depletion and amortization (DD&A) expense on oil and gas properties for the second quarter of 2001 totaled $41.5 million or $1.71 per Mcfe, compared to $25.9 million or $1.11 per Mcfe for the second quarter of 2000. Second quarter 2001 DD&A expense was negatively impacted by lower quarter-end oil and natural gas prices. Year-to-date 2001 DD&A expense on oil and gas properties totaled $77.7 million, or $1.64 per Mcfe, compared to $52 million, or $1.11 per Mcfe, for the comparable period in 2000.

     Salaries, general and administrative expenses for the second quarter of 2001 were virtually unchanged from second quarter 2000 expense of $3.2 million. However, production increases drove the per-unit costs down by $0.01 per Mcfe to $0.13 per Mcfe for the second quarter of 2001.

     As a result of the retirement of all bank debt and the increase in capitalized interest on unevaluated properties, interest expense for the second quarter of 2001 decreased to $0.7 million from $2.2 million for the comparable 2000 period.

     Stone's estimated effective tax rate is 35%. However, we estimated that approximately $5.2 million of merger-related expenses were not tax deductible. This resulted in an effective tax rate of 37% for the first half of 2001. In addition, we have determined our current income tax expense to be $0.5 million for the six months ended June 30, 2001, representing a $2.2 million reduction from first quarter 2001 current tax expense. This reduction was the result of a re-determination of our estimated current year tax position at June 30, 2001.

HEDGING ACTIVITIES

     During the second quarter and first six months of 2001, we recognized $0.9 million and $1.3 million of hedge premium expenses, which represents amortization of the historical cost associated with oil and gas put contracts that settled during the respective periods of 2001. At June 30, 2001, the unsettled put contracts were recorded as assets totaling $20.9 million and the unsettled gas swaps were recorded as liabilities totaling $13.4 million. All changes in fair values of the puts and swaps were recorded in equity through other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW. Net cash flow from operations before working capital changes for the second quarter and first six months of 2001 was $88.3 million, or $3.34 per share, and $185 million, or $6.99 per share, compared to $64.3 million and $116.8 million, or $2.44 and $4.46 per share, reported for the respective periods of 2000. Excluding the effect of non-recurring merger expenses, net cash flow from operations for the second quarter of 2001 was $88.4 million, or $3.34 per share, and for the first half of 2001 was $203.5 million, or $7.69 per share.

     CAPITAL EXPENDITURES. Capital expenditures during the second quarter of 2001 totaled $91.2 million and included $2.5 million of capitalized salaries, general and administrative costs and $1.7 million of capitalized interest. This brought capital expenditures for the first half of 2001 to a total of $193.3 million including $5.6 million of capitalized salaries, general and administrative costs and $3.2 million of capitalized interest. These investments were financed by a combination of cash flow from operations and working capital.

     BUDGETED CAPITAL EXPENDITURES. Our 2001 capital expenditures budget, excluding acquisitions, capitalized salaries, general and administrative costs and interest, is currently $275 million and is expected to be allocated 93% to Gulf Coast operations and 7% to Rocky Mountain activities. As of June 30, 2001, we spudded 51 of the 73 gross wells planned for 2001. Of the 73 wells, 43 are planned in the onshore and shallow water offshore regions of the Gulf Coast Basin and 30 in the Rocky Mountains. While the 2001 capital expenditures budget does not include any projected acquisitions, we continue to seek growth opportunities that fit our specific acquisition profile.

     Based upon our outlook on oil and gas prices and production rates, we believe that our cash on hand and cash flow from operations will be sufficient to fund the current 2001 capital expenditures budget. If oil and gas prices or production rates fall below our current expectations, we believe that the available borrowings under our bank credit facility will be sufficient to fund the capital expenditures in excess of operating cash flow.

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

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on May 17, 2001, three Class II Directors, B. J. Duplantis, John P. Laborde and Richard A. Pattarozzi, were elected to serve as Directors until the 2004 annual meeting of stockholders. B.
J. Duplantis received the vote of 20,715,369 shares with the vote of 2,148,252 shares withheld, John P. Laborde received the vote of 21,419,004 shares with the vote of 1,444,617 shares withheld and Richard A. Pattarozzi received the vote of 21,774,915 shares with the vote of 1,088,706 shares withheld. No other Director was standing for election. James H. Stone, Joe R. Klutts and Robert A. Bernhard are Class III Directors whose terms expire at the 2002 annual meeting of stockholders. Peter K. Barker, D. Peter Canty, Raymond B. Gary and David R. Voelker are Class I Directors whose terms expire at the 2003 annual meeting of stockholders.

     Management's proposal to approve and adopt the 2001 Amended and Restated Stock Option Plan was approved. The vote was 16,595,919 shares for, 4,127,704 shares against and 125,543 shares abstained.

     Management's proposal to ratify the Board of Director's appointment of Arthur Andersen LLP as our independent auditors for the year 2001 was approved. The vote was 22,740,756 shares for, 116,147 shares against and 6,718 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 - Stone Energy Corporation 2001 Amended and Restated Stock Option Plan
          (incorporated   by  reference  to  Exhibit  4.1  to  the  Registrant's
          Registration Statement on Form S-8 (Registration No. 333-64448)).

     10.2 - Form of Stone Energy Corporation Nonstatutory Stock Option Agreement
          (incorporated   by  reference  to  Exhibit  4.2  to  the  Registrant's
          Registration Statement on Form S-8 (Registration No. 333-64448)).

     10.3 - Form of Stone Energy Corporation Nonemployee Director's Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the
          Registrant's Registration Statement on Form S-8 (Registration No. 333-64448)).

     *15.1- Letter from Arthur Andersen LLP dated August 6, 2001, regarding unaudited interim financial information.

 *   Filed herewith

(b) We filed the following reports on Form 8-K during the three months ended June 30, 2001:

            Date of Event Reported                Item Reported
            ----------------------                -------------
              April 23, 2001                         Item 5
              May 2, 2001                            Item 7

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STONE ENERGY CORPORATION


Date: August 9, 2001                    By:       /s/James H. Prince
                                           -------------------------------------
                                                     James H. Prince
                                            Vice President, Chief Financial
                                                   Officer and Treasurer
                                            (On behalf of Registrant and as
                                              Principal Financial Officer)