Form 10-Q
period 2001-09-30
STONE ENERGY CORP
filed 2001-11-13
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       or

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

                                  Yes X No ___


     As of November 9, 2001, there were 26,189,270 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                           Page
                                     PART I

Item 1. Financial Statements:
         Condensed Consolidated Balance Sheet
           as of September 30, 2001 and December 31, 2000..................  1

         Condensed Consolidated Statement of Operations
           for the Three and Nine Months Ended September 30, 2001 and 2000.  2

         Condensed Consolidated Statement of Cash Flows
           for the Nine Months Ended September 30, 2001 and 2000...........  3

         Notes to Condensed Consolidated Financial Statements..............  4

         Auditors' Review Report...........................................  8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  9


                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.................................. 13


                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                           September 30,         December 31,
                                ASSETS                                         2001                  2000
                                                                        ------------------     ----------------
                                                                           (Unaudited)
Current assets:
    Cash and cash equivalents....................................                 $20,077              $78,557
    Marketable securities, at market.............................                    -                     300
    Accounts receivable..........................................                  53,306               95,722
    Put contracts................................................                  27,047                1,847
    Other current assets.........................................                   3,051                2,916
                                                                        ------------------     ----------------
      Total current assets.......................................                 103,481              179,342

Oil and gas properties, net:
    Proved.......................................................                 593,268              691,883
    Unevaluated..................................................                  67,600               55,691

Building and land, net...........................................                   5,377                4,914

Fixed assets, net................................................                   5,058                4,441

Put contracts....................................................                   5,541                3,152

Other assets, net................................................                   2,943                4,681
                                                                        ------------------     ----------------
      Total assets...............................................                $783,268             $944,104
                                                                        ==================     ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................                $104,657             $116,281
   Fair value of swap contracts..................................                   1,664                 -
   Other current liabilities.....................................                   2,528                9,996
                                                                         ------------------     ----------------
      Total current liabilities..................................                 108,849              126,277

Long-term debt...................................................                 100,000              148,000
Production payments..............................................                   5,917               10,906
Deferred tax liability...........................................                  34,417               68,926
Fair value of swap contracts.....................................                   4,489                 -
Other long-term liabilities......................................                   1,284                2,418
                                                                        ------------------     ----------------
      Total liabilities..........................................                 254,956              356,527
                                                                        ------------------     ----------------
Common stock.....................................................                     262                  260
Additional paid in capital.......................................                 447,027              440,729
Retained earnings................................................                  69,847              146,588
Other comprehensive income.......................................                  11,176                   -
                                                                        ------------------     ----------------
      Total stockholders' equity.................................                 528,312              587,577
                                                                        ------------------     ----------------
      Total liabilities and stockholders' equity.................                $783,268             $944,104
                                                                        ==================     ================

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                               Three Months Ended                          Nine Months Ended
                                                                  September 30,                              September 30,
                                                         --------------------------------          -------------------------------
                                                              2001              2000                   2001               2000
                                                         ---------------     ------------          -------------      ------------
Revenues
  Oil and gas production........................              $82,366           $108,536              $331,371           $261,846
  Other income..................................                  716              1,011                 2,441              2,872
                                                         ---------------     ------------          -------------      ------------
         Total revenues.........................               83,082            109,547               333,812            264,718
                                                         ---------------     ------------          -------------      ------------
Expenses
  Normal lease operating expenses...............               12,543             10,754                35,491             29,644
  Major maintenance expenses....................                1,765              2,831                 4,371              5,046
  Production taxes..............................                1,736              2,047                 5,255              5,668
  Depreciation, depletion and amortization......               47,537             30,589               126,061             83,454
  Write-down of oil and gas properties..........              237,741               -                  237,741               -
  Interest......................................                  771              2,164                 2,589              6,989
  Salaries, general and administrative..........                3,194              3,146                 9,114              9,057
  Incentive compensation plan...................                 -                   504                   523              1,092
  Hedge premium expense.........................                  889               -                    2,223               -
  Merger expenses...............................                   88               -                   25,719               -
                                                         ---------------     ------------          -------------      ------------
         Total expenses.........................              306,264             52,035               449,087            140,950
                                                         ---------------     ------------          -------------      ------------
Net income (loss) before income taxes...........             (223,182)            57,512              (115,275)           123,768
                                                         ---------------     ------------          -------------      ------------
Income tax provision (benefit):
  Current.......................................                 -                   205                   500                272
  Deferred......................................              (78,114)            19,925               (39,034)            43,047
                                                         ---------------     ------------          -------------      ------------
                                                              (78,114)            20,130               (38,534)            43,319
                                                         ---------------     ------------          -------------      ------------
Net income (loss)...............................            ($145,068)           $37,382              ($76,741)           $80,449
                                                         ===============     ============          =============      ============

Earnings per common share:
   Basic earnings (loss) per share .............               ($5.54)             $1.45               ($2.94)              $3.12
                                                         ===============     ============          =============      ============
   Diluted earnings (loss) per share............               ($5.54)             $1.42               ($2.94)              $3.06
                                                         ===============     ============          =============      ============
   Average shares outstanding...................               26,184             25,839               26,084              25,772
                                                         ===============     ============          =============      ============
   Average shares outstanding assuming
      dilution..................................               26,184             26,388               26,084              26,277
                                                         ===============     ============          =============      ============



                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                         --------------------------------------
                                                                              2001                   2000
                                                                         ----------------      ----------------
Cash flows from operating activities:
  Net income (loss).............................................              ($76,741)              $80,449
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        DD&A....................................................               126,061                83,454
        Write-down of oil and gas properties....................               237,741                  -
        Provision (benefit) for deferred income taxes...........               (39,034)               43,047
        Non-cash effect of production payments..................                (4,691)               (4,279)
        Amortization of hedge premiums..........................                 2,223                  -
        Other non-cash expenses.................................                   912                   922
                                                                         ----------------      ----------------
                                                                               246,471               203,593
          Decrease in marketable securities.....................                   300                34,606
          (Increase) decrease in accounts receivable............                42,416               (29,088)
          (Increase) decrease in other current assets...........                  (526)                1,021
          Increase (decrease) in other accrued liabilities......               (10,152)               10,755
          Investment in put contracts...........................                (6,466)                 -
          Other.................................................                (1,251)                  214
                                                                         ----------------      ----------------
Net cash provided by operating activities.......................               270,792               221,101
                                                                         ----------------      ----------------
Cash flows from investing activities:
     Investment in oil and gas properties.......................              (286,518)             (187,284)
     Building additions and renovations.........................                  (562)               (1,007)
     Sale of unevaluated properties.............................                 1,366                 3,790
     Increase in other assets ..................................                  (159)               (1,571)
                                                                         ----------------      ----------------
Net cash used in investing activities...........................              (285,873)             (186,072)
                                                                         ----------------      ----------------
Cash flows from financing activities:
   Proceeds from borrowings.....................................                 5,000                59,000
   Repayment of debt............................................               (53,000)              (45,000)
   Deferred financing costs.....................................                  -                     (200)
   Purchase of treasury stock...................................                  (200)                 (649)
   Proceeds from the exercise of stock options..................                 4,801                 3,067
                                                                         ----------------      ----------------
Net cash provided by (used in) financing activities.............               (43,399)               16,218
                                                                         ----------------      ----------------
Net increase (decrease) in cash and cash equivalents............               (58,480)               51,247

Cash and cash equivalents, beginning of period..................                78,557                17,651
                                                                         ----------------      ----------------
Cash and cash equivalents, end of period........................               $20,077               $68,898
                                                                         ================      ================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest (net of amount capitalized)......................                $4,715                $8,640
      Income taxes..............................................                   500                   272

                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Stone Energy Corporation at September 30, 2001 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Current Report on Form 8-K filed on September 20, 2001. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

     In accordance with the pooling of interests method of accounting for a merger transaction, all results were combined to give effect to the merger of Stone and Basin Exploration, Inc. Prior to the merger, Basin accounted for depreciation, depletion and amortization (DD&A) of oil and gas properties using the units of production method. In connection with the restatement of our financial statements on a pooling-of-interests basis, Basin's historical provision for DD&A was restated to conform to the future gross revenue method used by Stone. This restatement included related adjustments to Basin's historical reduction in carrying value of oil and gas properties recorded at the end of 1998 and their historical provision for income taxes. All periods presented reflect the effects of these adjustments. In addition, we reclassified certain amounts in Basin's historical financial statements to conform to Stone's presentation.

NOTE 2 - EARNINGS PER SHARE

     In periods of net losses, basic and dilutive net income per share of common stock are calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. In addition, the weighted-average number of options granted to outside directors and employees that are traditionally considered dilutive are added to anti-dilutive shares for those periods.

     Since we reported net losses for the three- and nine-month periods ended September 30, 2001, there were no dilutive shares for those periods and antidilutive shares totaled approximately 1,053,000 and 962,000 shares, respectively.

     Dilutive shares for the third quarter and first nine months of 2000 totaled approximately 549,000 and 505,000 shares, respectively. Antidilutive shares for the these periods only included options whose exercise price exceeded the average price of our stock and totaled approximately 391,000 and 286,000 shares, respectively.

NOTE 3 - CEILING TEST WRITE-DOWN

     The Securities and Exchange Commission requires companies to calculate a comparison of net capitalized costs of proved oil and gas properties to the discounted present value of future cash flows from the related reserves. The calculation is made using commodity prices held flat for the life of the reserves. If capitalized costs exceed discounted cash flows, the assets are required to be written down to the value of the discounted cash flows. We have historically used commodity prices on the last day of the quarter for reserve valuation purposes including the calculation of the ceiling test. As a result of the low natural gas price on September 30, 2001, we recorded a $237.7 million non-cash write-down of our oil and gas properties during the third quarter of 2001.

     Throughout September 2001, natural gas prices declined and closed on September 30, 2001 at $1.83 per MMBtu. The price volatility of today's natural gas market makes it difficult to determine the appropriate pricing for valuation as illustrated by the price change between September 30, 2001 and October 31, 2001. The September 30, 2001 natural gas price, which was used in calculating the ceiling test write-down that we recorded in third quarter of 2001, is significantly different from the closing price of natural gas on October 31, 2001 of $3.29 per MMBtu. If our discounted cash flows were valued using October 31, 2001 prices, no ceiling test write-down would have occurred. While use of the lower quarter-end natural gas price did result in an oil and gas property write-down, it did not result in the loss of any proved reserves.

NOTE 4 - HEDGING ACTIVITIES

     We enter into hedging transactions to secure a price for a portion of future production that is acceptable at the time at which the transaction is entered into. The primary objective of these activities is to reduce our exposure to the possibility of declining oil and gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes. We currently utilize two forms of hedging contracts: fixed price swaps and puts.

     Fixed price swaps typically provide for monthly payments by us if NYMEX prices rise above the fixed swap price or to us if prices fall below the fixed swap price.

     Put contracts are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if NYMEX prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above that floor.

     Since over 90% of our production has historically been derived from the Gulf Coast Basin, we believe that fluctuations in NYMEX prices will closely match changes in the market price we receive for our production. Oil contracts typically settle using the average of the daily closing prices for a calendar month. Natural gas contracts typically settle using the average closing prices of near month NYMEX futures contracts for three days prior to the settlement date.

         The following table shows our hedging position as of October 1, 2001.

                                                 Puts
                      ----------------------------------------------------------
                                 Gas                             Oil
                      ---------------------------    ---------------------------
                         Volume                         Volume
                        (BBtus)          Floor          (Bbls)           Floor
                      -----------     -----------    ------------    -----------
   2001.............     7,360           $3.50           322,000        $25.00
   2002.............    21,900            3.50         1,277,500         24.00


                                Fixed Price Gas Swaps
                     ------------------------------------------
                        Volume (BBtus)             Price
                     -------------------     ------------------
   2001.............       1,840                   $2.33
   2002.............       3,650                    2.15
   2003.............       3,650                    2.15

     During the third quarters of 2001 and 2000, we realized net increases (decreases) in oil and gas revenues related to hedging transactions of $2.6 million and ($14.1) million, respectively. Nine-month 2001 and 2000 oil and gas revenues included net decreases of ($10.5) million and ($26.3) million, respectively.

     During the third quarter and first nine months of 2001, we recognized $0.9 million and $2.2 million of hedge premium expenses, which represents amortization of the historical cost associated with oil and gas put contracts that settled during the respective periods of 2001. At September 30, 2001, the unsettled put contracts were recorded as assets totaling $32.6 million and the unsettled gas swaps were recorded as liabilities totaling $6.2 million. All changes in fair values of the puts and swaps were recorded net of taxes in equity through other comprehensive income (See Note 7).

NOTE 5 - LONG-TERM DEBT

     At September 30, 2001, the borrowing base under our current credit facility was $200 million with outstanding letters of credit totaling $7.3 million and no outstanding borrowings. We are currently negotiating a new bank credit facility that will, among other things, increase our credit facility from $200 million to $400 million. We expect to finance a portion of the Conoco property acquisition (See Note 9) with borrowings under this credit facility.

NOTE 6 - PRODUCTION PAYMENTS

     In 1999, we acquired a 51% working interest in the Lafitte Field by executing an agreement that included a dollar-denominated production payment to be satisfied through the sale of production from the purchased property. Based on the quarterly revaluation of this transaction, at September 30, 2001, the production payment associated with this purchase totaled $1.4 million.

     In July 1999, we acquired an additional working interest in East Cameron Block 64 and a 100% working interest in West Cameron Block 176 in exchange for a volumetric production payment. This agreement requires that 7.3 MMcf of gas per day be delivered to the seller from South Pelto Block 23 until 8 Bcf of gas have been distributed. We amortize the volumetric production payment as specified deliveries of gas are made to the seller and recognize non-cash revenue in the form of gas production revenues. At September 30, 2001, the volumetric production payment was $4.5 million, and we recognized $1.5 million and $4.5 million as gas revenues during each of the three- and nine-month 2001 and 2000 periods, respectively.

NOTE 7 - COMPREHENSIVE INCOME

     Prior to the adoption of SFAS No. 133, the only component of comprehensive income on our balance sheet was net income. Effective January 1, 2001, we adopted SFAS No. 133 which created other components of comprehensive income as presented in the table below.

                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30,                       September 30,
                                                             ------------------------------      ------------------------------
                                                                 2001             2000               2001             2000
                                                             -------------    -------------      ------------     -------------
                                                                                      (in thousands)
Net income (loss)..........................................    ($145,068)        $37,382         ($76,741)           $80,449
Other comprehensive income (loss), net of tax effect:
     Cumulative effect of accounting change
       for derivatives.....................................         -               -             (26,114)              -
     Net change in fair value of derivatives...............       12,913            -              37,290               -
                                                             -------------    -------------     -------------     -------------
       Total other comprehensive income....................       12,913            -              11,176               -
                                                             -------------    -------------     -------------     -------------
Comprehensive income (loss)................................    ($132,155)        $37,382         ($65,565)           $80,449
                                                             =============    =============     =============     =============

NOTE 8 - NEW ACCOUNTING STANDARD

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

NOTE 9 - ACQUISITION OF CONOCO PROPERTIES

     During October 2001, we entered into asset and stock purchase agreements to acquire up to $300 million of oil and gas properties located in the Gulf of Mexico from Conoco, Inc. A substantial portion of the offered price is attributable to properties that are subject to elections by third party working interest owners to exercise their preferential rights. We plan to finance the acquisition through a combination of borrowings under our credit facility and other long-term debt instruments. We expect to close the transaction by December 31, 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:



     We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of September 30, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Stone Energy Corporation as of December 31, 2000, included in the Company's Form 8-K dated September 20, 2001, (not presented herein), and, in our report therein dated February 23, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                             ARTHUR ANDERSEN LLP

New Orleans, Louisiana
October 30, 2001

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

     Our business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties. Currently, our property base consists of 80 productive properties, 48 in the Gulf Coast Basin and 32 in the Rocky Mountains, and 40 Gulf Coast Basin primary term leases. We serve as operator on 52 of our producing properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by major and large independent companies on projects away from the onshore and shallow water shelf regions of the Gulf of Mexico.

BASIS OF PRESENTATION

     In accordance with the pooling of interests method of accounting for a merger transaction, all results were combined to give effect to the merger of Stone and Basin Exploration, Inc. Prior to the merger, Basin accounted for depreciation, depletion and amortization (DD&A) of oil and gas properties using the units of production method. In connection with the restatement of our financial statements on a pooling-of-interests basis, Basin's historical provision for DD&A was restated to conform to the future gross revenue method used by Stone. This restatement included related adjustments to Basin's historical reduction in carrying value of oil and gas properties recorded at the end of 1998 and their historical provision for income taxes. All periods presented reflect the effects of these adjustments. In addition, we reclassified certain amounts in Basin's historical financial statements to conform to Stone's presentation.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to our oil and gas operations.

                                                                           Three Months Ended             Nine Months Ended
                                                                             September 30,                  September 30,
                                                                      ----------------------------    ---------------------------
                                                                          2001            2000           2001            2000
                                                                      ------------     -----------    -----------     -----------
PRODUCTION:
  Oil (MBbls)...............................................                1,027           1,125          3,075           3,273
  Gas (MMcf):
    Produced excluding volumetric production payment........               17,066          19,164         50,725          51,691
    Volumetric production payment...........................                  672             667          1,993           2,000
                                                                       ------------     -----------    -----------     -----------
     Total gas volumes produced.............................               17,738          19,831         52,718          53,691
  Oil and gas (MMcfe):
    Produced excluding volumetric production payment........               23,228          25,914         69,175          71,329
    Volumetric production payment...........................                  672             667          1,993           2,000
                                                                       ------------     -----------    -----------     -----------
     Total oil and gas volumes produced.....................               23,900          26,581         71,168          73,329
SALES DATA (IN THOUSANDS) (a):
  Oil.......................................................              $27,108         $31,838        $84,282         $84,718
  Gas:
     Gas sales excluding volumetric production payment......               53,764          75,204        242,607         172,646
     Volumetric production payment..........................                1,494           1,494          4,482           4,482
                                                                       ------------     -----------    -----------     -----------
     Total gas sales........................................               55,258          76,698        247,089         177,128
AVERAGE SALES PRICES (a):
  Oil (per Bbl).............................................               $26.40          $28.30         $27.41          $25.88
  Gas (per Mcf):
     Price excluding volumetric production payment..........                 3.15            3.92           4.78            3.34
     Volumetric production payment..........................                 2.24            2.24           2.24            2.24
     Net average price......................................                 3.12            3.87           4.69            3.30
  Oil and gas (per Mcfe):
     Price excluding volumetric production payment..........                 3.48            4.13           4.73            3.61
     Volumetric production payment..........................                 2.24            2.24           2.24            2.24
     Net average price .....................................                 3.45            4.08           4.66            3.57
EXPENSES (per Mcfe):
  Normal lease operating expenses (b).......................                $0.52           $0.40          $0.50           $0.40
  Salaries, general and administrative......................                 0.13            0.12           0.13            0.12
  DD&A on oil and gas properties............................                 1.97            1.14           1.75            1.12

    (a) Includes the effects of hedging
    (b) Excludes major maintenance expenses

     NET INCOME. For the third quarter of 2001, we reported a net loss totaling $145.1 million, or $5.54 per share, compared to net income reported for the third quarter of 2000 of $37.4 million, or $1.42 per share. Net income (loss) for the first nine months of 2001 and 2000 totaled ($76.7) million and $80.4 million, or ($2.94) and $3.06 per share, respectively.

     Included in third quarter and nine-month 2001 results was a non-cash write-down of oil and gas properties totaling $237.7 million or $154.5 million after taxes. In addition, during the third quarter of 2001, non-recurring merger expenses totaled $0.1 million, bringing total 2001 merger expenses from the Basin transaction to $25.7 million, or $18.5 million after taxes. Excluding merger expenses and the non-cash write-down, net income for the three- and nine-months ended September 30, 2001 totaled $9.5 million, or $0.36 per share, and $96.3 million, or $3.64 per share, respectively.

     The Securities and Exchange Commission requires companies to calculate a comparison of net capitalized costs of proved oil and gas properties to the discounted present value of future cash flows from the related reserves. The calculation is made using commodity prices held flat for the life of the reserves. If capitalized costs exceed discounted cash flows, the assets are required to be written down to the value of the discounted cash flows. We have historically used commodity prices on the last day of the quarter for reserve valuation purposes including the calculation of the ceiling test.

     Throughout September 2001, natural gas prices declined and closed on September 30, 2001 at $1.83 per MMBtu. The price volatility of today's natural gas market makes it difficult to determine the appropriate pricing for valuation as illustrated by the price change between September 30, 2001 and October 31, 2001. The September 30, 2001 natural gas price, which was used in calculating the ceiling test write-down that we recorded in third quarter of 2001, is significantly different from the closing price of natural gas on October 31, 2001 of $3.29 per MMBtu. If our discounted cash flows were valued using October 31, 2001 prices, no ceiling test write-down would have occurred. While use of the lower quarter-end natural gas price did result in an oil and gas property write-down, it did not result in the loss of any proved reserves.

     OIL AND GAS REVENUES. As a result of lower realized prices and reduced production volumes, oil and gas revenues for the third quarter of 2001 declined to $82.4 million, compared to $108.5 million for the third quarter of 2000. Year-to-date oil and gas revenues increased to $331.4 million compared to $261.8 million during the comparable 2000 period.

     PRICES. Prices realized during the third quarter of 2001 averaged $26.40 per barrel of oil and $3.12 per Mcf of gas. This represents a 15% decrease, on a thousand cubic feet of gas equivalent (Mcfe) basis, from third quarter 2000 average realized prices of $28.30 per barrel of oil and $3.87 per Mcf of gas.
Average realized prices during the first nine months of 2001 were $27.41 per barrel of oil and $4.69 per Mcf of gas compared to $25.88 per barrel of oil and $3.30 per Mcf of gas realized during the first nine months of 2000. All unit pricing amounts include the effects of hedging.

     PRODUCTION. Natural gas production during the third quarter of 2001 decreased to approximately 17.7 billion cubic feet compared to third quarter 2000 gas production of 19.8 billion cubic feet, while oil production during the third quarter of 2001 totaled approximately 1 million barrels compared to 1.1 million barrels of oil produced during the third quarter of 2000. On a gas equivalent basis, production volumes for the third quarter of 2001 declined to
23.9 Bcfe compared to third quarter 2000 production of 26.6 Bcfe. Year-to-date 2001 production totaled 3.1 million barrels of oil and 52.7 billion cubic feet of gas while year-to-date 2000 production totaled 3.3 million barrels of oil and
53.7 billion cubic feet of gas.

     During the third quarter of 2000, we recorded the highest oil and gas production volumes in our history. On an Mcfe basis, production volumes for the third quarter of 2001 declined 10% from third quarter 2000 volumes. The decline in our 2001 production rate has been the result of normal production declines. Typically, we are able to offset these declines by bringing new wells on production soon after drilling operations have been completed. During 2001 however, we have drilled multiple successful wells that we were unable to immediately place on production due to the need for substantial production facilities. We expect to have the facilities in place and the wells on full production by January 2002, at which point we expect a 16% increase in our production over our estimated average rate for 2001 of 255 MMcfe per day.

     EXPENSES. Normal operating costs during the third quarter of 2001 totaled $12.5 million, compared to $10.8 million for the comparable quarter in 2000. The increase in operating costs was due primarily to industry-wide increases in the costs of oil field products and services.

     Depreciation, depletion and amortization (DD&A) expense on oil and gas properties for the third quarter of 2001 totaled $47.1 million or $1.97 per Mcfe, compared to $30.2 million or $1.14 per Mcfe for the third quarter of 2000. Third quarter 2001 DD&A expense was negatively impacted by significantly lower quarter-end natural gas prices. Year-to-date 2001 DD&A expense on oil and gas properties totaled $124.8 million, or $1.75 per Mcfe, compared to $82.2 million, or $1.12 per Mcfe, for the comparable period in 2000.

     General and administrative expenses for the third quarter of 2001 totaled $3.2 million, or $0.13 per Mcfe, compared to $3.1 million, or $0.12 per Mcfe, for the third quarter of 2000.

     As a result of the repayment of all bank debt in February 2001 and the increase in capitalized interest on unevaluated properties, interest expense for the third quarter of 2001 decreased to $0.8 million from $2.2 million for the comparable 2000 period.

     Our estimated effective tax rate is 35%. However, we estimated that approximately $5.2 million of merger-related expenses were not tax deductible. The exclusion of these expenses had a 2% impact on the effective tax rate for the first nine months of 2001.

HEDGING ACTIVITIES

     During the third quarter of 2001, hedging transactions increased the average price we received for gas by $0.15 per Mcf compared to net decreases of $3.34 per barrel and $0.54 per Mcf for the third quarter of 2000. Hedging transactions for the first nine months of 2001 reduced the average price we received for gas by $0.21 per Mcf compared to net decreases of $3.64 per barrel and $0.28 per Mcf for the comparable 2000 period.

     During the third quarter and first nine months of 2001, we recognized $0.9 million and $2.2 million of hedge premium expenses, which represents amortization of the historical cost associated with oil and gas put contracts that settled during the respective periods of 2001. At September 30, 2001, the unsettled put contracts were recorded as assets totaling $32.6 million and the unsettled gas swaps were recorded as liabilities totaling $6.2 million. All changes in fair values of the puts and swaps were recorded in equity through other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW. Net cash flow from operations before working capital changes for the third quarter and first nine months of 2001 was $61.5 million, or $2.35 per share, and $246.5 million, or $9.45 per share, compared to $86.8 million and $203.6 million, or $3.29 and $7.75 per share, reported for the respective periods of 2000. Excluding the effect of non-recurring merger expenses, net cash flow from operations for the third quarter of 2001 was $61.5 million and for the first nine months of 2001 was $265 million.

     CAPITAL EXPENDITURES. Capital expenditures excluding acquisition costs during the third quarter of 2001 totaled $82.7 million, including $2.2 million of capitalized salaries, general and administrative expenses and $1.6 million of capitalized interest. Capital expenditures excluding acquisition costs for the first nine months of 2001 totaled $264.3 million, including $7.8 million of capitalized salaries, general and administrative expenses and $4.8 million of capitalized interest. Oil and gas property acquisition costs totaled $1 million and $12.8 million during the three- and nine-month periods ended September 30, 2001. These investments were financed by cash flow from operations and working capital.

     BUDGETED CAPITAL EXPENDITURES. Our 2001 capital expenditures budget, excluding acquisitions, capitalized salaries, general and administrative costs and interest, is currently $290 million. As of November 1, 2001, we spudded 66 of the 70 gross wells planned for 2001. Of the 70 wells, 50 are in the onshore and shallow water offshore regions of the Gulf Coast Basin and 20 are in the Rocky Mountains.

     Based upon our outlook of oil and gas prices and production rates, we believe that our cash on hand and cash flow from operations will be sufficient to fund the remainder of our 2001 capital expenditures budget. Currently, we estimate that our daily production rate will average 255 MMcfe for 2001. If oil and gas prices or production rates fall below our current expectations, we believe that the available borrowings under our bank credit facility will be sufficient to fund the capital expenditures in excess of operating cash flow.

     Although we do not budget acquisitions, we continue to evaluate properties and transaction alternatives to add to our existing property base. On October 10, 2001, we announced that we had entered into asset and stock purchase agreements to acquire up to $300 million of oil and gas properties located in the Gulf of Mexico from Conoco, Inc. A substantial portion of the offered price is attributable to properties that are subject to elections by third party working interest owners to exercise their preferential rights. We expect to close the transaction by December 31, 2001.

     We expect to finance the Conoco property acquisition through a combination of borrowings under our credit facility and other long-term debt instruments. Our borrowing base is currently $200 million with outstanding letters of credit totaling $7.3 million and no outstanding borrowings. We are currently negotiating a new bank credit facility that will, among other things, increase our credit facility from $200 million to $400 million.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      *15.1 - Letter from Arthur Andersen LLP dated November 9,
              2001, regarding unaudited interim financial information.

 *    Filed herewith

(b) We filed the following reports on Form 8-K during the three months ended September 30, 2001:

                 Date of Event Reported                Item Reported
                 ----------------------                -------------
                   September 20, 2001                   Items 5, 7

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STONE ENERGY CORPORATION


Date: November 9, 2001                 By:    /s/James H. Prince
                                          ------------------------------
                                                 James H. Prince
                                         Vice President, Chief Financial
                                             Officer and Treasurer
                                         (On behalf of Registrant and as
                                           Principal Financial Officer)