Form 10-Q
period 2002-03-31
STONE ENERGY CORP
filed 2002-05-09
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

                                  Yes X No ___
                                      -

     As of May 6, 2002, there were 26,335,952 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:
            Condensed Consolidated Balance Sheet
             as of March 31, 2002 and December 31, 2001................    1

            Condensed Consolidated Statement of Operations
             for the Three Months Ended March 31, 2002 and 2001........    2

            Condensed Consolidated Statement of Cash Flows
             for the Three Months Ended March 31, 2002 and 2001........    3

            Notes to Condensed Consolidated Financial Statements.......    4

            Report of Independent Public Accountants...................    7

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................    8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..    11


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................    12

           Signature...................................................    13

                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                           MARCH 31,           DECEMBER 31,
                                ASSETS                                       2002                  2001
                                ------                                ------------------     ----------------
                                                                         (Unaudited)
Current assets:
    Cash and cash equivalents....................................            $12,088              $13,155
    Accounts receivable..........................................             46,691               46,987
    Other current assets.........................................              1,261                1,832
    Put contracts................................................              8,218               26,207
                                                                      ------------------     ----------------
      Total current assets.......................................             68,258               88,181
                                                                      ------------------     ----------------
Oil and gas properties, net:
    Proved.......................................................            891,831              880,534
    Unevaluated..................................................            117,281              113,372
Building and land, net...........................................              5,320                5,352
Fixed assets, net................................................              5,665                4,883
Other assets, net................................................             10,140                9,461
                                                                      ------------------     ----------------

      Total assets...............................................         $1,098,495           $1,101,783
                                                                      ==================     ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
   Accounts payable to vendors ..................................            $59,115              $69,197
   Undistributed oil and gas proceeds............................             20,484               23,741
   Deferred taxes................................................              1,225                5,312
   Fair value of swap contracts..................................              4,542                2,194
   Other accrued liabilities.....................................              7,074                5,834
                                                                      ------------------     ----------------
      Total current liabilities..................................             92,440              106,278

Long-term debt...................................................            436,000              426,000
Production payments..............................................              2,778                4,323
Deferred taxes...................................................             31,986               30,244
Fair value of swap contracts.....................................              3,633                3,619
Other long-term liabilities......................................              2,126                1,294
                                                                      ------------------     ----------------
      Total liabilities..........................................            568,963              571,758
                                                                      ------------------     ----------------
Common stock.....................................................                263                  262
Additional paid in capital.......................................            452,063              449,111
Retained earnings................................................             81,380               75,213
Treasury stock...................................................             (1,706)              (2,057)
Other comprehensive income (loss)................................             (2,468)               7,496
                                                                      ------------------     ----------------
      Total stockholders' equity.................................            529,532              530,025
                                                                      ------------------     ----------------
      Total liabilities and stockholders' equity.................         $1,098,495           $1,101,783
                                                                      ==================     ================

         The accompanying notes are an integral part of this balance sheet.

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                         -------------------------------------
                                                                              2002                  2001
                                                                         ---------------       ---------------

Revenues:
    Oil and gas production.......................................               $80,530              $142,994
    Other revenue................................................                   878                 1,007
                                                                         ---------------       ---------------
      Total revenues.............................................                81,408               144,001
                                                                         ---------------       ---------------
Expenses:
    Normal lease operating expenses..............................                14,613                10,682
    Major maintenance expenses...................................                 1,289                 1,347
    Production taxes.............................................                 1,070                 1,862
    Depreciation, depletion and amortization.....................                40,749                36,636
    Interest.....................................................                 5,454                 1,075
    Salaries, general and administrative expenses................                 3,400                 2,724
    Incentive compensation plan..................................                   188                   523
    Non-cash derivative expenses.................................                 5,021                   455
    Merger expenses..............................................                  -                   25,523
                                                                         ---------------       ---------------
      Total expenses.............................................                71,784                80,827
                                                                         ---------------       ---------------
Net income before income taxes...................................                 9,624                63,174
                                                                         ---------------       ---------------
Provision for income taxes
    Current......................................................                  -                    2,726
    Deferred.....................................................                 3,368                21,189
                                                                         ---------------       ---------------
      Total income taxes.........................................                 3,368                23,915
                                                                         ---------------       ---------------
Net income.......................................................                $6,256               $39,259
                                                                         ===============       ===============
Earnings per common share:
    Basic earnings per share.....................................                 $0.24                 $1.51
                                                                         ===============       ===============
    Diluted earnings per share...................................                 $0.24                 $1.49
                                                                         ===============       ===============
    Average shares outstanding...................................                26,262                25,982
                                                                         ===============       ===============
    Average shares outstanding assuming dilution.................                26,447                26,437
                                                                         ===============       ===============

         The accompanying notes are an integral part of this statement.

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                         --------------------------------------
                                                                               2002                  2001
                                                                         ----------------      ----------------
Cash flows from operating activities:
  Net income....................................................                 $6,256               $39,259
    Adjustments to reconcile net income to net cash
         provided by operating activities:
        Depreciation, depletion and amortization................                 40,749                36,636
        Provision for deferred income taxes.....................                  3,368                21,189
        Non-cash effect of production payments..................                 (1,492)               (1,585)
        Non-cash derivative expenses............................                  5,021                   455
        Other non-cash expenses.................................                    160                   726
                                                                         ----------------      ----------------
                                                                                 54,062                96,680

        Decrease in accounts receivable.........................                    296                 1,179
        Decrease in other current assets........................                    561                 1,999
        Increase (decrease) in other accrued liabilities........                 (2,017)               10,797
        Investment in put contracts.............................                   -                   (6,466)
        Other...................................................                    984                (1,334)
                                                                         ----------------      ----------------
Net cash provided by operating activities.......................                 53,886               102,855
                                                                         ----------------      ----------------
Cash flows from investing activities:
     Investment in oil and gas properties.......................               (65,512)               (97,342)
     Building additions and renovations.........................                    (3)                  (360)
     Sale of unevaluated properties.............................                  -                     1,366
     Increase in other assets ..................................                (2,146)                (2,428)
                                                                         ----------------      ----------------
Net cash used in investing activities...........................               (67,661)               (98,764)
                                                                         ----------------      ----------------
Cash flows from financing activities:
   Proceeds from bank borrowings................................                10,000                  5,000
   Repayment of debt............................................                  -                   (53,000)
   Deferred financing costs.....................................                  (162)                  -
   Issuance (purchase) of treasury stock........................                   351                    (45)
   Proceeds from the exercise of stock options..................                 2,519                    414
                                                                         ----------------      ----------------
Net cash provided by (used in) financing activities.............                12,708                (47,631)
                                                                         ----------------      ----------------

Net decrease in cash and cash equivalents.......................                (1,067)               (43,540)

Cash and cash equivalents, beginning of period..................                13,155                 78,557
                                                                         ----------------      ----------------
Cash and cash equivalents, end of period........................               $12,088                $35,017
                                                                         ================      ================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
      Interest (net of amount capitalized)......................                $3,433                 $3,218
      Income taxes..............................................                  -                     2,726


          The accompanying notes are an integral part of this statement.


                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Stone Energy Corporation at March 31, 2002 and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of future financial results.

NOTE 2 - CONOCO PROPERTY ACQUISITION

     On December 31, 2001, Stone completed the acquisition of eight producing oil and gas properties and related assets located in the Gulf of Mexico from Conoco. The purchase price of approximately $300 million was financed with net proceeds from the December 2001 issuance of $200 million principal amount of 8-1/4% Senior Subordinated Notes due 2011 and borrowings under the bank credit facility. This acquisition was accounted for under the purchase method of accounting.

NOTE 3 - EARNINGS PER SHARE

     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and employees. There were approximately 185,000 and 455,000 dilutive shares for the first quarters of 2002 and 2001, respectively.

     Options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 1,040,000 and 389,000 shares in the first quarters of 2002 and 2001, respectively.

NOTE 4 - HEDGING ACTIVITIES

     We adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective
January 1, 2001. Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it is recorded as either an asset or liability measured at fair value and subsequent changes in the derivative's fair value are recognized in equity through other comprehensive income, to the extent the hedge is considered effective. Instruments not qualifying for hedge accounting treatment are recorded in the balance sheet at fair value and changes in fair value are recognized in earnings.

     We enter into hedging transactions to secure a commodity price for a portion of future production that is acceptable at the time of the transaction. The primary objective of these activities is to reduce our exposure to the possibility of declining oil and natural gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes. We currently utilize two forms of hedging contracts: fixed price swaps and puts.

     Under SFAS No. 133, our current oil and gas put contracts are considered effective cash flow hedges and therefore, changes in fair value of the puts are reflected in other comprehensive income. Put contracts are not costless; they are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if NYMEX prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above that floor price. Oil contracts typically settle using the average daily closing prices for a calendar month. Natural gas contracts typically settle using the average closing prices of near month NYMEX futures contracts for the three days prior to the settlement date. Since the majority of our properties are located in the Gulf Coast Basin, we believe that fluctuations in NYMEX prices will closely match changes in market prices for our production.

     In addition to put contracts, we utilize a fixed price swap to hedge a portion of our future natural gas production. Fixed price swaps provide for monthly payments by us or to us based on the difference between the strike price and the agreed-upon average of NYMEX prices. Our natural gas swap contract is with a subsidiary of Enron Corp. Due to Enron's financial difficulties, there is no assurance that we will receive full or partial payment of any amounts that may become owed to us under this contract. Accordingly, this swap no longer qualifies as an effective hedge under SFAS No. 133. As a result, the change in fair value each period is recorded through earnings and amounts previously recorded in other comprehensive income are amortized through earnings over the remaining life of the swap. At March 31, 2002, other comprehensive income included $3.7 million related to the ineffective natural gas swap that remains to be amortized.

     During the first quarter of 2002 and 2001, we recognized non-cash expenses of $5.0 million and $0.5 million, respectively, related to commodity derivatives, a portion of which represents the cost associated with put contracts that settled during the respective periods. Also included in non-cash derivative expense for the three months ended March 31, 2002 is a $0.6 million charge from amortization of other comprehensive income and a $2.4 million loss related to the change in fair value of the natural gas swap. At March 31, 2002, the unsettled put contracts were recorded as assets totaling $8.2 million and the unsettled gas swap was recorded as a liability totaling $8.2 million.

     Our hedge positions for the period April 1, 2002 through December 31, 2003 are summarized as follows. Currently, we have no open hedge positions subsequent to December 31, 2003.


                                                                     PUTS
                        ----------------------------------------------------------------------------------------------
                                            GAS                                              OIL
                        ---------------------------------------------    ---------------------------------------------
                           VOLUME                           COST           VOLUME          AVERAGE           COST
                           (BBTUS)         FLOOR         (MILLIONS)        (BBLS)           FLOOR         (MILLIONS)
                        ------------    ------------    -------------    ------------    -------------    ------------
   2002...............    16,500           $3.50            $3.9          3,902,500         $24.75           $7.2

                                     FIXED PRICE GAS SWAP
                                 ------------------------------
                                    VOLUME
                                   (BBTUS)            PRICE
                                 ------------     -------------
   2002....................         2,750            $2.15
   2003....................         3,650             2.15

     During the first quarters of 2002 and 2001, we realized net increase (decrease) in oil and gas revenues related to hedging transactions of $6.5 million and ($8.8) million, respectively.

NOTE 5 - LONG-TERM DEBT

         Long-term debt consisted of the following:

                                              MARCH 31,           DECEMBER 31,
                                                2002                 2001
                                            ------------          ------------
                                                       (In millions)

8 1/4% Senior Subordinated Notes due 2011..     $200                 $200
8 3/4% Senior Subordinated Notes due 2007..      100                  100
Bank debt..................................      136                  126
                                            ------------          ------------
     Total long-term debt..................     $436                 $426
                                            ============         =============


     On December 5, 2001, we issued $200 million principal amount of 8 1/4% Senior Subordinated Notes due 2011. The Notes were sold at par value and we received net proceeds of $195.5 million. At March 31, 2002, $4.8 million had been accrued in connection with the June 15, 2002 interest payment.

     Borrowings outstanding at March 31, 2002 under our bank credit facility totaled $136 million and letters of credit totaling $7.3 million have been issued pursuant to the facility. At March 31, 2002, we had $106.7 million of borrowings available under the credit facility and the weighted average interest rate under the credit facility was approximately 3.5%. The credit facility matures on December 20, 2004. The borrowing base limitation is re-determined periodically and is based on a borrowing amount established by the banks for our oil and gas properties.

NOTE 6 - COMPREHENSIVE INCOME

     Prior to the adoption of SFAS No. 133, our only component of comprehensive income was net income. Effective January 1, 2001 we adopted SFAS No. 133. The impact of SFAS No. 133 created other components of comprehensive income. The following table presents the components of comprehensive income for the first quarters of 2002 and 2001.

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                         -------------------------------------
                                                                               2002                 2001
                                                                         ----------------      ---------------
                                                                                    (In millions)

Net income..........................................................           $6.3                 $39.3
Other comprehensive income (loss), net of tax effect:
   Cumulative effect of accounting change for derivatives...........             -                  (26.1)
   Net change in fair value of derivatives..........................          (10.4)                  6.0
   Amortization of other comprehensive income from swap.............            0.4                    -
                                                                         ----------------      ---------------
                                                                              (10.0)                (20.1)
                                                                         ----------------      ---------------
Comprehensive income (loss)......................................             ($3.7)                $19.2
                                                                         ================     ================



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:



     We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) and subsidiary as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
April 26, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Forward-Looking Statements" section of this document for an explanation of these types of assertions. We use the terms "Stone," "Stone Energy," "Company," "we," "us" and "our" to refer to Stone Energy Corporation. Results for all periods reflect the combination of Stone and Basin.

OVERVIEW

     Stone Energy Corporation is a leading, Gulf Coast Basin-focused independent oil and gas company engaged in the acquisition and subsequent exploration, development, production and operation of oil and gas properties.

     Our business strategy, which has remained consistent since 1990, is to increase production, cash flow and reserves through the acquisition and development of mature properties. Currently, our property base consists of 91 active properties, 56 in the Gulf Coast Basin and 35 in the Rocky Mountains, and 38 primary term leases in the Gulf of Mexico. We serve as operator on 55 of our active properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by major and large independent companies on projects away from the onshore and shallow water shelf regions of the Gulf of Mexico.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to our oil and gas operations.


                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         ----------------------------
                                                                             2002            2001
                                                                         ------------    ------------
PRODUCTION:
  Oil (MBbls)..............................................                    1,618           1,010
  Gas (MMcf)...............................................                   16,877          17,025
  Oil and gas (MMcfe)......................................                   26,585          23,085
SALES DATA (In thousands) (a):
  Oil......................................................                  $33,931         $29,588
  Gas......................................................                   46,599         113,406
  Total oil and gas sales..................................                   80,530         142,994
AVERAGE SALES PRICES (a):
  Oil (per Bbl)............................................                   $20.97          $29.30
  Gas (per Mcf)............................................                     2.76            6.66
  Oil and gas (per Mcfe)...................................                     3.03            6.19
EXPENSES (per Mcfe):
  Normal lease operating expenses (b)......................                    $0.55           $0.46
  Salaries, general and administrative expenses............                     0.13            0.12
  DD&A on oil and gas properties...........................                     1.51            1.57

    (a)  Includes the effects of hedging
    (b)  Excludes major maintenance expenses

     NET INCOME. Net income for the first quarter of 2002 totaled $6.3 million, or $0.24 per share, compared to net income reported for the first quarter of 2001 of $39.3 million, or $1.49 per share.

     PRICES. Prices realized during the first quarter of 2002 averaged $20.97 per barrel of oil and $2.76 per Mcf of gas compared to first quarter 2001 average realized prices of $29.30 per barrel of oil and $6.66 per Mcf of gas.
All unit pricing amounts include the effects of hedging. During the first quarter of 2002, hedging transactions increased the average realized price we received for gas by $0.34 per Mcf and increased the realized price of oil by $0.48 per barrel. Hedging transactions in the first quarter of 2001 deceased the average realized price of natural gas by $0.54 Mcf.

     PRODUCTION. Oil production during the first quarter of 2002 increased 60% to approximately 1,618,000 barrels compared to first quarter 2001 production of 1,010,000 barrels, while natural gas production during the first quarter of 2002 totaled approximately 16.9 Bcf, compared to first quarter 2001 gas production of
17.0 Bcf. On a natural gas equivalent basis, production volumes for the first quarter of 2002 totaled 26.6 Bcfe compared to first quarter 2001 production of
23.1 Bcfe. The increase in production in the first quarter of 2002 is primarily due to producing properties acquired from Conoco in December 2001.

     OIL AND GAS REVENUES. As a result of lower realized prices, first quarter 2002 oil and gas revenues totaled $80.5 million, compared to first quarter 2001 oil and gas revenues of $143.0 million.

     EXPENSES. Normal operating costs during the first quarter of 2002 increased to $14.6 million, or $0.55 per Mcfe, compared to $10.7 million, or $0.46 per Mcfe, for the comparable quarter in 2001. The increase in normal operating costs is primarily attributable to the increase in the number of active properties. On a sequential basis, normal operating costs per Mcfe decreased 3.5% from fourth quarter 2001 normal operating costs of $0.57 per Mcfe.

     Salaries and general and administrative expenses for the first quarter of 2002 totaled $3.4 million, or $0.13 per Mcfe, compared to first quarter 2001 amount of $2.7 million, or $0.12 per Mcfe. The higher salaries and general and administrative expenses were primarily due to the increase in the number of employees resulting from 2001's merger and acquisition activity. First quarter 2002 salaries and general and administrative expenses per unit, however, were 28% lower than the fourth quarter of 2001 salaries and general and administrative expenses of $0.18 per Mcfe.

     Depreciation, depletion and amortization (DD&A) expense on oil and gas properties for the first quarter of 2002 totaled $40.2 million, or $1.51 per Mcfe. DD&A expense was $36.2 million, or $1.57 per Mcfe, for the first quarter of 2001.

     As a result of the Conoco property acquisition, which was financed with $200.0 million principal amount of 8 1/4% Senior Subordinated Notes due 2011 and borrowings under the bank credit facility, interest expense for the first quarter of 2002 was $5.5 million compared to $1.1 million during the first quarter of 2001.

     In connection with the February 2001 merger, during the first quarter of 2001, we incurred merger expenses of $25.5 million, or $0.97 per share.

     In accordance with SFAS No. 109, "Accounting for Income Taxes," Stone has determined its statutory federal income tax rate to be 35%. However in 2001, we estimated that approximately $5.2 million of merger-related expenses were not tax deductible. This resulted in an effective tax rate of 38% during the first quarter of 2001.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interest method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill not be amortized in any circumstances and also requires goodwill to be tested annually for impairment or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. SFAS No. 142 establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS Nos. 141 and 142 is not expected to have a material impact on our financial statements, because we do not have any goodwill recorded.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require us to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. We expect to adopt SFAS No. 143 on January 1, 2003. Upon adoption, we will be required to recognize cumulative transition amounts for existing asset retirement obligation liabilities, asset retirement costs and accumulated amortization. We have not yet determined the transition amounts.

HEDGING ACTIVITIES

     We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it is recorded as either an asset or liability measured at fair value and subsequent changes in the derivative's fair value are recognized in equity through other comprehensive income, to the extent the hedge is considered effective. Instruments not qualifying for hedge accounting treatment are recorded in the balance sheet at fair value and changes in fair value are recognized in earnings.

     Our natural gas swap contract is with a subsidiary of Enron Corp. Due to Enron's financial difficulties, there is no assurance that we will receive full or partial payment of any amounts that may become owed to us under this contract. Accordingly, this swap no longer qualifies as an effective hedge under SFAS No. 133. As a result, the change in fair value for each period is recorded through earnings and amounts previously recorded in other comprehensive income are amortized through earnings over the remaining life of the swap. For the three months ended March 31, 2002, we recorded $0.4 million, after taxes, relative to the amortization of other comprehensive income from the natural gas swap contract.

     During the first quarters of 2002 and 2001, we recognized $5.0 million and $0.5 million, respectively, of non-cash derivative expense, a portion of which represents the cost associated with put contracts that settled during the respective periods. Also included in non-cash derivative expense for the three months ended March 31, 2002 is a $0.6 million charge from amortization of other comprehensive income and a $2.4 million loss related to the change in fair value of the natural gas swap. At March 31, 2002, the unsettled put contracts were recorded as assets totaling $8.2 million and the unsettled gas swap was recorded as a liability totaling $8.2 million. All changes in fair values of the puts were recorded in equity through other comprehensive income.

     On April 3, 2002, we entered into additional oil put contracts with three separate counter-parties totaling 12,000 barrels of oil per day at a price of $25.00 per barrel. These contracts begin May 1, 2002 and extend through December 31, 2002. The cost of these contracts totaling $4.8 million will be charged to earnings as the contracts settle. These contracts qualify as effective hedges under SFAS No. 133.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW. Net cash flow from operations before working capital changes for the first quarter of 2002 was $54.1 million, or $2.04 per share, compared to $96.7 million, or $3.66 per share, reported for the same period of 2001.

     CAPITAL EXPENDITURES. Capital expenditures during the first quarter of 2002 totaled $55.4 million. First quarter 2002 capital expenditures included $2.5 million of capitalized salaries, general and administrative expenses and $2.1 million of capitalized interest. These investments were financed by cash flow from operations, working capital and bank borrowings.

     BUDGETED CAPITAL EXPENDITURES. Our current estimated 2002 capital expenditures budget of approximately $200 million is allocated 96% to Gulf Coast operations and 4% to Rocky Mountain activities. We expect to drill 50 gross wells during 2002, 34 in the onshore and shallow water offshore regions of the Gulf Coast Basin and 16 in the Rocky Mountains. While the 2002 capital expenditures budget does not include any projected acquisitions, we continue to seek growth opportunities that fit our specific acquisition profile.

     Based upon our outlook on oil and gas prices and production rates, we expect cash flow from operations to be sufficient to fund the remaining 2002 capital expenditures budget. If oil and gas prices or production rates fall below our current expectations, we believe that the available borrowings under our bank credit facility will be sufficient to fund the capital expenditures in excess of operating cash flow.

     At March 31, 2002, we had $136 million of borrowings outstanding under our bank credit facility. Letters of credit totaling $7.3 million have been issued pursuant to the facility. During December 2001, we increased our credit facility to $350 million. We currently have a loan base under the credit facility of $250 million with availability of an additional $97.7 million in borrowings as of May 6, 2002. The credit facility matures on December 20, 2004. Stone's borrowing base under the credit facility, which is re-determined periodically, is based on an amount established by the bank group for Stone's oil and gas properties.

     FORWARD-LOOKING STATEMENTS. This Form 10-Q and the information incorporated by reference contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "plan," "expect," "project," "estimate," "assume," "believe," "anticipate," "intend," "budget," "plan,"
"forecast," "predict" and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

     Our major market risk exposure continues to be the pricing applicable to our oil and gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Oil and gas price declines and volatility could adversely affect our revenues, cash flows and profitability. Price volatility is expected to continue. In order to manage our exposure to oil and gas price declines, we occasionally enter into oil and gas price hedging arrangements to secure a price for a portion of our expected future production. We do not enter into hedging transactions for trading purposes.

     Our hedging policy provides that not more than one-half of our estimated production quantities can be hedged without the consent of the Board of Directors. In April 2002, we entered into additional oil put contracts to secure what we believe to be an attractive floor price for a portion of our oil production for the remainder of 2002. See Note 4 - Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and gas price declines.

INTEREST RATE RISK

     At March 31, 2002, Stone had long-term debt outstanding of $436 million. Of this amount, $300 million, or 69%, bears interest at fixed rates averaging 8.4%. The remaining $136 million of debt outstanding at March 31, 2002 bears interest at a floating rate. Because the majority of our long-term debt at March 31, 2002 was at fixed rates, we consider our interest rate exposure at such date to be minimal. At March 31, 2002, we had no open interest rate hedge positions to reduce our exposure to changes in interest rates.

     Since the filing of our Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to interest rates and commodity prices.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  *15.1 - Letter from Arthur Andersen LLP dated May 9, 2002, regarding unaudited interim financial information.

         *        Filed herewith

         (b) The following reports on Form 8-K were filed during the three months ended March 31, 2002:

                         DATE OF EVENT REPORTED          ITEM REPORTED
                         ----------------------          -------------
                         February 14, 2002               Item 7 and 9

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            STONE ENERGY CORPORATION


Date: May 9, 2002              By:   /s/James H. Prince
                                  ----------------------------
                                        James H. Prince
                                   Senior Vice President, Chief
                                  Financial Officer and Treasurer
                                   (Principal Financial Officer)