Form 10-Q
period 2002-06-30
STONE ENERGY CORP
filed 2002-08-14
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
                                  Act of 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

                                  Yes X No ___

     As of July 31, 2002, there were 26,336,532 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS


                                                                         Page
PART I  - FINANCIAL INFORMATION                                          ----

Item 1.    Financial Statements:
            Condensed Consolidated Balance Sheet
             as of June 30, 2002 and December 31, 2001..................   1

           Condensed Consolidated Statement of Operations
            for the Three and Six Months Ended June 30, 2002 and 2001....  2

           Condensed Consolidated Statement of Cash Flows
            for the Six Months Ended June 30, 2002 and 2001..............  3

           Notes to Condensed Consolidated Financial Statements..........  4

           Independent Public Accountants' Review Report.................  7

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....  13


PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders...........  14

Item 5.    Other Information.............................................  14

Item 6.    Exhibits and Reports on Form 8-K..............................  14

           Signature.....................................................  15

PART I   - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                            STONE ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                             JUNE 30,            DECEMBER 31,
                                ASSETS                                         2002                  2001
                                ------                                  ------------------     ----------------
                                                                            (Unaudited)
    CURRENT ASSETS:
Cash and cash equivalents........................................                $24,446              $13,155
Accounts receivable..............................................                 63,015               46,987
Put contracts....................................................                  6,392               26,207
Other current assets.............................................                  8,310                1,832
                                                                        ------------------     ----------------
      TOTAL CURRENT ASSETS.......................................                102,163               88,181
Oil and gas properties, net:
    Proved.......................................................                902,402              880,534
    Unevaluated..................................................                116,668              113,372
Building and land, net...........................................                  5,294                5,352
Fixed assets, net................................................                  5,593                4,883
Other assets, net................................................                  9,867                9,461
                                                                        ------------------     ----------------
      TOTAL ASSETS...............................................             $1,141,987           $1,101,783
                                                                        ==================     ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

    CURRENT LIABILITIES:
Accounts payable to vendors......................................                $58,587              $69,197
Undistributed oil and gas proceeds...............................                 33,834               23,741
Deferred taxes...................................................                   -                   5,312
Fair value of swap contract......................................                  4,815                2,194
Other current liabilities........................................                  5,780                5,834
                                                                        ------------------     ----------------
      TOTAL CURRENT LIABILITIES..................................                103,016              106,278

Long-term debt...................................................                445,000              426,000
Production payments..............................................                  1,181                4,323
Deferred taxes...................................................                 42,884               30,244
Fair value of swap contract......................................                  3,000                3,619
Other long-term liabilities......................................                  2,117                1,294
                                                                        ------------------     ----------------
      TOTAL LIABILITIES..........................................                597,198              571,758
                                                                        ------------------     ----------------

Common stock.....................................................                    263                  262
Additional paid-in capital.......................................                453,157              449,111
Retained earnings................................................                 97,364               75,213
Treasury stock...................................................                 (1,706)              (2,057)
Other comprehensive income (loss)................................                 (4,289)               7,496
                                                                        ------------------     ----------------
      TOTAL STOCKHOLDERS' EQUITY.................................                544,789              530,025
                                                                        ------------------     ----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................             $1,141,987           $1,101,783
                                                                        ==================     ================

       The accompanying notes are an integral part of this balance sheet.

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                             JUNE 30,
                                                             -----------------------------       -------------------------------
                                                                 2002             2001               2002               2001
                                                             ------------     ------------       ------------       ------------
REVENUES:
  Oil and gas production.............................          $100,438         $106,011           $180,968           $249,005
  Other revenues.....................................               642              718              1,520              1,725
                                                             ------------     ------------       ------------       ------------
         TOTAL REVENUES..............................           101,080          106,729            182,488            250,730
                                                             ------------     ------------       ------------       ------------
EXPENSES:
  Normal lease operating expenses....................            15,760           12,266             30,373             22,948
  Major maintenance expenses.........................             4,673            1,259              5,962              2,606
  Production taxes...................................             1,029            1,657              2,099              3,519
  Depreciation, depletion and amortization...........            42,166           41,888             82,915             78,524
  Interest...........................................             6,032              743             11,486              1,818
  Salaries, general and administrative expenses......             3,150            3,196              6,550              5,920
  Incentive compensation plan........................               192             -                   380                523
  Non-cash derivative expenses.......................             3,486              879              8,507              1,334
  Merger expenses....................................              -                 108               -                25,631
                                                             ------------     ------------       ------------       ------------
         TOTAL EXPENSES..............................            76,488           61,996            148,272            142,823
                                                             ------------     ------------       ------------       ------------

NET INCOME BEFORE INCOME TAXES.......................            24,592           44,733             34,216            107,907
                                                             ------------     ------------       ------------       ------------
PROVISION FOR INCOME TAXES:
  Current............................................              -              (2,226)               -                  500
  Deferred...........................................             8,608           17,891             11,976             39,080
                                                             ------------     ------------       ------------       ------------

         TOTAL INCOME TAXES..........................             8,608           15,665             11,976             39,580
                                                             ------------     ------------       ------------       ------------

NET INCOME...........................................           $15,984          $29,068            $22,240            $68,327
                                                             ============      ===========       ============       ============

EARNINGS PER COMMON SHARE:
   Basic earnings per share .........................             $0.61            $1.11              $0.85              $2.62
                                                             ============      ===========       ============       ============
   Diluted earnings per share........................             $0.60            $1.10              $0.84              $2.58
                                                             ============      ===========       ============       ============
   Average shares outstanding........................            26,339           26,085             26,301             26,033
                                                             ============      ===========       ============       ============
   Average shares outstanding assuming dilution......            26,554           26,456             26,499             26,449
                                                             ============      ===========       ============       ============

         The accompanying notes are an integral part of this statement.

                            STONE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                         --------------------------------------
                                                                               2002                  2001
                                                                         ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................                $22,240               $68,327
    Adjustments to reconcile net income to net cash
         provided by operating activities:
        Depreciation, depletion and amortization................                 82,915                78,524
        Provision for deferred income taxes.....................                 11,976                39,080
        Non-cash effect of production payments..................                 (3,021)               (3,096)
        Non-cash derivative expenses............................                  8,507                 1,334
        Other non-cash expenses.................................                    314                   815
                                                                         ----------------      ----------------
                                                                                122,931               184,984

        (Increase) decrease in accounts receivable..............                (16,028)                9,919
        Increase in other current assets........................                 (4,073)                 (300)
        Increase in other accrued liabilities...................                 10,039                 8,298
        Investment in put contracts.............................                 (4,822)               (6,466)
        Other...................................................                    (18)                 (394)
                                                                         ----------------      ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................                108,029               196,041
                                                                         ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in oil and gas properties.........................              (117,605)             (193,929)
   Building and fixed asset additions...........................                (1,501)                 (403)
   Sale of unevaluated properties...............................                  -                    1,366
                                                                         ----------------      ----------------
NET CASH USED IN INVESTING ACTIVITIES...........................              (119,106)             (192,966)
                                                                         ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings................................                22,000                 5,000
   Repayment of bank debt.......................................                (3,000)              (53,000)
   Deferred financing costs.....................................                  (217)                 -
   Issuance (repurchase) of treasury stock......................                   351                  (200)
   Proceeds from the exercise of stock options..................                 3,234                 4,435
                                                                         ----------------      ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.............                22,368               (43,765)
                                                                         ----------------      ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............                11,291               (40,690)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................                13,155                78,557
                                                                         ----------------      ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................               $24,446               $37,867
                                                                         ================      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAID DURING THE PERIOD FOR:
      Interest (net of amount capitalized)......................               $11,307               $1,738
      Income taxes..............................................                  -                     500


         The accompanying notes are an integral part of this statement.

                            STONE ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Stone Energy Corporation as of June 30, 2002 and for the three- and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - EARNINGS PER SHARE

     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and employees. There were approximately 215,000 and 371,000 dilutive shares for the second quarters of 2002 and 2001, respectively, and 198,000 and 416,000 dilutive shares for the first six months of 2002 and 2001, respectively.

     Options considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 781,000 and 625,000 shares in the second quarters of 2002 and 2001, respectively, and 952,000 and 551,000 shares in the first six months of 2002 and 2001, respectively.

NOTE 3 - HEDGING ACTIVITIES

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

     We enter into hedging transactions to secure a commodity price for a portion of future production that is acceptable at the time of the transaction. The primary objective of these activities is to reduce our exposure to the possibility of declining oil and natural gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes. We currently utilize two forms of hedging contracts: a fixed price swap and puts.

     Under SFAS No. 133, our current oil and natural gas put contracts are considered effective cash flow hedges and therefore, changes in fair value of the puts are reflected in other comprehensive income. Put contracts are not costless; they are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if NYMEX prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above that floor price. Oil contracts typically settle using the average daily closing prices for a calendar month. Natural gas contracts typically settle using the average closing prices of near month NYMEX futures contracts for the three days prior to the settlement date. Since over 90% of our production has historically been derived from the Gulf Coast Basin, we believe that fluctuations in NYMEX prices will closely match changes in market prices we receive for our production.

     In addition to put contracts, we utilize a fixed price swap to hedge a portion of our future natural gas production. A fixed price swap provides for monthly payments by us or to us based on the difference between the strike price and the agreed-upon average of NYMEX prices. Our natural gas swap contract is with a subsidiary of Enron Corp. Due to Enron's financial difficulties, there is no assurance that we will receive full or partial payment of any amounts that may become owed to us under this contract. Accordingly, this swap no longer qualifies as an effective hedge under SFAS No. 133. As a result, the change in fair value each period is recorded through earnings and amounts previously recorded in other comprehensive income are amortized through earnings over the remaining life of the swap. At June 30, 2002, other comprehensive income included $3.4 million related to the ineffective natural gas swap that remains to be amortized.

     During the second quarters of 2002 and 2001, we recognized non-cash expenses of $3.5 million and $0.9 million, respectively, related to commodity derivatives, the majority of which represents amortized cost associated with put contracts that settled during the respective periods. Also included in non-cash derivative expense for the three months ended June 30, 2002 is a $0.6 million charge from amortization of other comprehensive income and a $0.4 million gain related to the change in fair value of the natural gas swap. At June 30, 2002, the unsettled put contracts were recorded as assets totaling $6.4 million and the unsettled natural gas swap was recorded as a liability totaling $7.8 million.

     Our hedge positions for the period July 1, 2002 through December 31, 2003 are summarized as follows. Currently, we have no open hedge positions subsequent to December 31, 2003.


                                                                    PUTS
                        ----------------------------------------------------------------------------------------------
                                            GAS                                              OIL
                        ---------------------------------------------    ---------------------------------------------
                           VOLUME                           COST            VOLUME          AVERAGE           COST
                          (BBTUS)          FLOOR         (MILLIONS)        (MBBLS)           FLOOR         (MILLIONS)
                        ------------    ------------    -------------    ------------    -------------    ------------
   2002...............    11,040           $3.50            $2.6            2,852           $24.77           $5.2

                                      FIXED PRICE GAS SWAP
                                 -------------------------------
                                     VOLUME
                                    (BBTUS)           PRICE
                                 -------------    --------------

   2002.....................        1,840             $2.15
   2003.....................        3,650              2.15

     During the second quarters of 2002 and 2001, we realized net decreases in oil and gas revenues related to hedging transactions of ($0.4) million and ($4.4) million, respectively. For the first six months of 2002 and 2001, oil and gas revenues included net increases (decreases) of $6.1 million and ($13.1) million, respectively, related to hedging transactions.

NOTE 4 - LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                            June 30,           December 31,
                                                              2002                 2001
                                                       -----------------    ------------------
                                                         (Unaudited)
                                                                   (In millions)

8 1/4% Senior Subordinated Notes due 2011...........        $200                  $200
8 3/4% Senior Subordinated Notes due 2007...........         100                   100
Bank debt...........................................         145                   126
                                                       -----------------    ------------------
Total long-term debt................................        $445                  $426
                                                       =================    ==================

     On December 5, 2001, we issued $200.0 million principal amount of 8 1/4% Senior Subordinated Notes due 2011. The Notes were sold at par value and we received net proceeds of $195.5 million. At June 30, 2002, $0.7 million and $2.6 million had been accrued in connection with the interest payments on the 8 1/4% Senior Subordinated Notes and the 8 3/4% Senior Subordinated Notes, respectively.

     Borrowings outstanding at June 30, 2002 under our bank credit facility totaled $145.0 million, and letters of credit totaling $7.3 million have been issued under the facility. The borrowing base under the credit facility was increased to $300.0 million during June 2002. At June 30, 2002, we had $147.7 million of borrowings available under the credit facility and the weighted average interest rate under the credit facility was approximately 3.3%. The credit facility matures on December 20, 2004. The borrowing base limitation is re-determined periodically and is based on a borrowing amount established by the bank group resulting from an evaluation of the value of our proved oil and gas reserves.

NOTE 5 - COMPREHENSIVE INCOME

     Comprehensive income consisted of the following:


                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       JUNE 30,                         JUNE 30,
                                                            ------------------------------    -----------------------------
                                                                2002             2001             2002             2001
                                                            ------------    --------------    ------------     ------------
                                                                                     (In thousands)
                                                                                      (Unaudited)
Net income.............................................        $15,984         $29,068           $22,240          $68,327
Other comprehensive income (loss), net of tax effect:
     Cumulative effect of accounting change
       for derivatives.................................           -               -                 -             (26,114)
     Net change in fair value of derivatives...........         (2,187)         18,394           (12,541)          24,377
     Amortization of other comprehensive income from
       the swap........................................            366            -                  756             -
                                                            ------------    --------------    ------------     ------------

       Total other comprehensive income (loss).........         (1,821)         18,394           (11,785)          (1,737)
                                                            ------------    --------------    ------------     ------------
Comprehensive income...................................        $14,163         $47,462           $10,455          $66,590
                                                            ============    ==============    ============     ============

NOTE 6 - COMMITMENTS

     On July 29, 2002, we entered into a $28.0 million work commitment for at least five wells over a two-year period on the Pinedale Anticline in the Green River Basin in Wyoming. After the initial $28.0 million investment and the drilling of five wells, we will have earned a 50% working interest in the project area. We expect to spud the first commitment well(s) during the third quarter of 2002, with the remaining wells to be drilled within the terms of the agreement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:



     We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) and subsidiary as of June 30, 2002, and the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2002, and the related condensed consolidated statement of cash flows for the six-month period ended June 30,
2002. These financial statements are the responsibility of the Company's management. The condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2001, and the related condensed consolidated statement of cash flows for the six-month period ended June 30, 2001 of Stone Energy Corporation were reviewed by other accountants whose report (dated July 31, 2001) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at June 30, 2002, and for the three-month and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.



                                                    /s/ Ernst & Young LLP

New Orleans, Louisiana
July 29, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Form 10-Q and the information incorporated by reference contain statements that constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "plan," "expect," "project," "estimate," "assume," "believe," "anticipate," "intend," "budget," "forecast," "predict" and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors.

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

OVERVIEW

     Stone Energy Corporation is a Gulf Coast Basin-focused independent oil and gas company engaged in the acquisition and subsequent exploration, development, production and operation of oil and gas properties.

     Our business strategy, which has remained consistent since 1990, is to increase production, cash flow and reserves through the acquisition, exploitation and development of mature oil and gas properties. Currently, our property base consists of 92 active properties, 56 in the Gulf Coast Basin and 36 in the Rocky Mountains, and 33 primary term leases in the Gulf of Mexico. We serve as operator on 55 of our active properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by major and large independent companies on projects away from the onshore and shallow water shelf regions of the Gulf of Mexico.

     This report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001. The Form 10-K includes a discussion of risk factors to which reference is also made.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to our oil and gas operations.

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                        ------------------------------     ---------------------------
                                                            2002              2001            2002            2001
                                                        ------------      ------------     -----------     -----------
PRODUCTION:
  Oil (MBbls)......................................           1,618             1,039           3,235           2,049
  Gas (MMcf).......................................          17,948            17,954          34,825          34,979
  Oil and gas (MMcfe)..............................          27,656            24,188          54,235          47,273
SALES DATA (IN THOUSANDS) (a):
  Oil..............................................         $40,608           $27,586         $74,539         $57,174
  Gas .............................................          59,830            78,425         106,429         191,831
                                                        ------------      ------------     -----------     -----------
  Total oil and gas sales..........................        $100,438          $106,011        $180,968        $249,005
AVERAGE SALES PRICES (a):
  Oil (per Bbl)....................................          $25.10            $26.55          $23.04          $27.90
  Gas (per Mcf) ...................................            3.33              4.37            3.06            5.48
  Oil and gas (per Mcfe)...........................            3.63              4.38            3.34            5.27
EXPENSES (PER MCFE):
  Normal lease operating expenses (b)..............           $0.57             $0.51           $0.56           $0.49
  Salaries, general and administrative expenses....            0.11              0.13            0.12            0.13
  DD&A expense on oil and gas properties...........            1.50              1.71            1.51            1.64


     (a) Includes the cash  effects of hedging
     (b) Excludes  major  maintenance expenses

     NET INCOME. For the second quarter of 2002, we reported net income totaling $16.0 million, or $0.60 per share, compared to net income reported for the second quarter of 2001 of $29.1 million, or $1.10 per share. Net income for the first six months of 2002 and 2001 totaled $22.2 million, or $0.84 per share, and $68.3 million, or $2.58 per share, respectively.

     OIL AND GAS REVENUES. During the second quarter of 2002, oil and gas revenues totaled $100.4 million, compared to $106.0 million for the second quarter of 2001. Year-to-date 2002 oil and gas revenues totaled $181.0 million compared to $249.0 million during the comparable 2001 period. The decline in 2002 revenues was primarily due to lower average realized oil and natural gas prices, offset in part by increased oil production volumes.

     PRICES. Prices realized during the second quarter of 2002 averaged $25.10 per Bbl of oil and $3.33 per Mcf of natural gas. This represents a 17% decrease, on an Mcfe basis, over second quarter 2001 average realized prices of $26.55 per Bbl of oil and $4.37 per Mcf of natural gas. Average realized prices during the first half of 2002 were $23.04 per Bbl of oil and $3.06 per Mcf of natural gas compared to $27.90 per Bbl of oil and $5.48 per Mcf of natural gas realized during the first half of 2001. All unit pricing amounts include the cash effects of hedging.

     During the second quarter of 2002, hedging transactions reduced the average price we received for natural gas by $0.03 per Mcf compared to a net decrease of $0.25 per Mcf for the second quarter of 2001. Hedging transactions for natural gas during the first half of 2002 increased the average price we received for gas by $0.16 per Mcf compared to a net decrease of $0.39 per Mcf for the comparable 2001 period. Hedging transactions during the first half of 2002 increased the average price realized for oil by $0.24 per Bbl.

     PRODUCTION. Natural gas production during the second quarters of 2002 and 2001 remained constant at approximately 18.0 Bcf, while oil production during the second quarter of 2002 increased 56% to approximately 1.6 million barrels compared to 1.0 million barrels produced during the second quarter of 2001. On a gas equivalent basis, production volumes for the second quarter of 2002 increased 14% to 27.7 Bcfe compared to second quarter 2001 production of 24.2 Bcfe. Year-to-date 2002 production totaled 3.2 million barrels of oil and 34.8 Bcf of gas while six-month 2001 production totaled 2.0 million barrels of oil and 35.0 Bcf of gas. The increase in production was primarily due to the December 2001 acquisition of eight producing properties.

     EXPENSES. Normal lease operating expenses during the second quarter of 2002 totaled $15.8 million, or $0.57 per Mcfe, compared to $12.3 million, or $0.51 per Mcfe, for the comparable quarter in 2001. For the first six months of 2002, normal lease operating expenses totaled $30.4 million, or $0.56 per Mcfe, compared to $22.9 million, or $0.49 per Mcfe, during the comparable period of 2001. The December 2001 acquisition of eight producing properties increased the number of producing wells and the volume of oil production from 2001 levels. The combination of these factors contributed to the increase in normal lease operating expenses during 2002.

     Major maintenance expenses, which represent major repair and workover operations, totaled $4.7 million during the second quarter of 2002 compared to $1.3 million in the second quarter of 2001. A majority of the increase in these expenses is attributable to workover operations on wells in the Vermilion 46, Vermilion 131 and Eugene Island 243 fields.

     Depreciation, depletion and amortization (DD&A) expense on oil and gas properties for the second quarter of 2002 totaled $41.5 million, or $1.50 per Mcfe, compared to $41.5 million, or $1.71 per Mcfe, for the second quarter of 2001. Year-to-date 2002 DD&A expense on oil and gas properties totaled $81.7 million, or $1.51 per Mcfe, compared to $77.7 million, or $1.64 per Mcfe, for the comparable period in 2001. The lower per unit DD&A expense for 2002 resulted from higher production rates and the impact of the lower costs associated with reserve acquisitions in the fourth quarter of 2001.

     We financed fourth quarter 2001 acquisitions with $200.0 million principal amount of 8 1/4% Senior Subordinated Notes due 2011 and borrowings under the bank credit facility. As a result, interest expense, net of amounts capitalized, for the second quarter of 2002 was $6.0 million, compared to $0.7 million during the second quarter of 2001. For the six months ended June 30, 2002, interest expense, net of amounts capitalized, totaled $11.5 million compared to $1.8 million during the comparable period in 2001.

     Salaries, general and administrative expenses for the second quarter of 2002 totaled $3.2 million, or $0.11 per Mcfe, compared to $3.2 million, or $0.13 per Mcfe, during the second quarter of 2001. For the six months ended June 30, 2002, salaries, general and administrative expenses totaled $6.6 million, or $0.12 per Mcfe, compared to $5.9 million, or $0.13 per Mcfe, during the comparable period of 2001. The higher salaries and general and administrative expenses were primarily due to the increase in the number of employees required to manage a larger property base as a result of merger and acquisition activity during 2001.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interest method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill not be amortized in any circumstances and also requires goodwill to be tested annually for impairment or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. SFAS No. 142 establishes a new method of testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS Nos. 141 and 142 is not expected to have a material impact on our financial statements because we do not have any goodwill recorded.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require us to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. We expect to adopt SFAS No. 143 on January 1, 2003. Upon adoption, we will be required to recognize cumulative transition amounts for existing asset retirement obligation liabilities, asset retirement costs and accumulated amortization. An assessment of the impact of SFAS 143 on our financial condition and results of operations has yet to be completed. We expect that the adoption of SFAS 143 will result in increases in the capitalized costs of our oil and gas properties and in the recognition of additional liabilities related to asset retirement obligations.

     In April 2002, the FASB issued SFAS No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after December 15, 2002. SFAS No. 145 will affect income statement classification of gains and losses from extinguishment of debt and require certain other technical corrections. Based on current operations, we do not anticipate that SFAS No. 145 will have a material effect on our financial position, results of operations or liquidity.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of liabilities for costs associated with an exit or disposal activity when those liabilities are incurred rather than at the date of an entity's commitment to an exit or disposal activity. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. Based on current operations, we do not anticipate that SFAS No. 146 will have a material effect on our financial position, results of operations or liquidity.

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

     Our natural gas swap contract is with a subsidiary of Enron Corp. Due to Enron's financial difficulties, there is no assurance that we will receive full or partial payment of any amounts that may become owed to us under this contract. Accordingly, this swap no longer qualifies as an effective hedge under SFAS No. 133. As a result, the change in fair value for each period is recorded through earnings and amounts previously recorded in other comprehensive income are amortized through earnings over the remaining life of the swap. At June 30, 2002, other comprehensive income included $3.4 million related to the ineffective natural gas swap that remains to be amortized.

     During the second quarters of 2002 and 2001, we recognized $3.5 million and $0.9 million, respectively, of non-cash derivative expense, the majority of which represents amortized cost associated with put contracts that settled during the respective periods. At June 30, 2002, the unsettled put contracts were recorded as assets totaling $6.4 million and the unsettled gas swap was recorded as a liability totaling $7.8 million. All changes in fair values of the puts were recorded in equity through other comprehensive income.

     On April 3, 2002, we entered into additional oil put contracts with three separate counter-parties totaling 12,000 barrels of oil per day at a price of $25.00 per Bbl. These contracts began May 1, 2002 and extend through December 31, 2002. The cost of these contracts totaling $4.8 million is charged to earnings as the contracts settle. These contracts qualify as effective hedges under SFAS No. 133.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW. Net cash flow from operations excluding working capital changes for the second quarter and first six months of 2002 was $68.9 million, or $2.59 per share, and $122.9 million, or $4.64 per share, respectively, compared to $88.3 million, or $3.34 per share, and $185.0 million, or $6.99 per share, reported for the respective periods of 2001.

     CAPITAL EXPENDITURES. Capital expenditures during the second quarter of 2002 totaled $51.5 million and included $2.6 million of capitalized salaries, general and administrative expenses and incentive compensation expenses and $2.1 million of capitalized interest. Capital expenditures for the first half of 2002 totaled $106.9 million including $5.1 million of capitalized salaries, general and administrative expenses and incentive compensation expenses and $4.2 million of capitalized interest. These investments were financed by cash flow from operations, working capital and borrowings under the bank credit facility.

     BUDGETED CAPITAL EXPENDITURES. Our current estimated 2002 capital expenditures budget of approximately $210.0 million is allocated 90% to Gulf Coast Basin operations and 10% to Rocky Mountain activities. On July 29, 2002, we entered into a $28.0 million work commitment for at least five wells over a two-year period on the Pinedale Anticline in Wyoming. After the initial $28.0 million investment and the drilling of five wells, we will have earned a 50% working interest in the project area. We expect to spud the first commitment well(s) during the third quarter of 2002, with the remaining wells to be drilled within the terms of the agreement. The Pinedale Anticline is a developing gas field in the Green River Basin in Wyoming.

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

     PRODUCTION MARKETING RISK. The publicly disclosed deteriorating financial conditions and recently reduced credit ratings of certain purchasers of production increase the possibility that we may not receive payment for a portion of our future production. We have attempted to diversify our sales and obtain credit protections such as letters of credit, guarantees and prepayments from certain of our purchasers. We are unable to predict, however, what impact the financial difficulties of certain purchasers may have on our future results of operations and liquidity.

     BANK CREDIT FACILITY. During August 2002, we repaid $9.0 million of borrowings outstanding under our bank credit facility. As of August 12, 2002, we had a borrowing base under the credit facility of $300.0 million with availability of $156.7 million in borrowings. The credit facility matures on December 20, 2004. The borrowing base under the credit facility, which is re-determined periodically, is based on an amount established by the bank group resulting from an evaluation of the value of our proved oil and gas reserves.

ENVIRONMENTAL

     Compliance with applicable Federal, state and local environmental and safety regulations has not required any significant capital expenditures or materially affected our business or earnings. We believe we are in substantial compliance with environmental and safety regulations and foresee no material expenditures in the future; however, we are unable to predict the impact that compliance with future regulations may have on our capital expenditures, earnings and competitive position.

DEFINED TERMS

     Oil and condensate are stated in barrels ("Bbl") or thousand barrels ("MBbl"). Natural gas is stated herein in billion cubic feet ("Bcf"), million cubic feet ("MMcf") or thousand cubic feet ("Mcf"). Oil and condensate are converted to gas at a ratio of one barrel of liquids per six Mcf of gas. Bcfe, MMcfe, and Mcfe represent one billion cubic feet, one million cubic feet and one thousand cubic feet of gas equivalent, respectively. BBtu represents one billion British Thermal Units. An active property is an oil and gas property with existing production. A primary term lease is an oil and gas property with no existing production, in which we have a specific time frame to establish production without losing the rights to explore the property.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

     Our major market risk exposure continues to be the pricing applicable to our oil and gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility could adversely affect our revenues, cash flows and profitability. Price volatility is expected to continue. In order to manage our exposure to oil and natural gas price declines, we occasionally enter into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future production. We do not enter into hedging transactions for trading purposes.

     Our hedging policy provides that not more than one-half of our estimated production quantities can be hedged without the consent of the Board of Directors. In April 2002, we entered into additional oil put contracts, which were approved by our Board of Directors, to secure what we believe to be an attractive floor price for a portion of our oil production for the remainder of 2002. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.

INTEREST RATE RISK

     At June 30, 2002, we had long-term debt outstanding of $445.0 million. Of this amount, $300.0 million, or 67%, bears interest at fixed rates averaging 8.4%. The remaining $145.0 million of debt outstanding at June 30, 2002 bears interest at a floating rate. At June 30, 2002, the weighted average interest rate under our floating-rate debt was 3.3%. Because the majority of our long-term debt at June 30, 2002 was at fixed rates, we consider our interest rate exposure at such date to be minimal. At June 30, 2002, we had no open interest rate hedge positions to reduce our exposure to changes in interest rates.

     Since the filing of our Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to interest rates and commodity prices.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on May 16, 2002, three Class III Directors, Robert A. Bernhard, Joe R. Klutts and James H. Stone, were elected to serve as Directors until the 2005 annual meeting of stockholders. Robert A.
Bernhard received the vote of 16,191,430 shares with the vote of 7,206,070 shares withheld; Joe R. Klutts received the vote of 22,781,592 shares with the vote of 615,908 shares withheld; and James H. Stone received the vote of 22,909,705 shares with the vote of 487,795 shares withheld. No other Director was standing for election. Peter K. Barker, D. Peter Canty, Raymond B. Gary and David R. Voelker are Class I Directors whose terms expire at the 2003 annual meeting of stockholders. B.J. Duplantis, John P. Laborde and Richard A. Pattarozzi are Class II Directors whose terms expire at the 2004 annual meeting of stockholders.

     The Board of Directors withdrew the proposal for the stockholders to ratify the appointment of Arthur Andersen LLP as our independent auditors for the year 2002.

ITEM 5.   OTHER INFORMATION

     On June 26, 2002, the Board of Directors, upon recommendation of the Audit Committee, resolved to discharge Arthur Andersen LLP to act as Stone's independent public accountant. Also, the Board of Directors approved the appointment of Ernst & Young LLP to serve as Stone's independent public accountant for the fiscal year ending December 31, 2002.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    *15.1- Letter  from Ernst & Young LLP dated  August 14, 2002 regarding unaudited interim financial information.

                    99.1 - Letter of Arthur  Andersen  LLP, dated June 26, 2002, regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K dated June 26, 2002 (File No. 001-12074)).

                *   Filed herewith

                (b) We filed the following reports on Form 8-K during the three months ended June 30, 2002:

                           Date of Event Reported          Item Reported
                           ----------------------          -------------
                               June 26, 2002               Item 4 and 7

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STONE ENERGY CORPORATION


Date: August 14, 2002                 By:    /s/James H. Prince
                                         ----------------------------
                                                James H. Prince
                                     Senior Vice President, Chief Financial
                                             Officer and Treasurer
                                         (On behalf of Registrant and as
                                          Principal Financial Officer)