Form 10-K/A
period 2001-12-31
STONE ENERGY CORP
filed 2002-11-27
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A


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

     Document incorporated by reference: Portions of the Definitive Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 16, 2002 is incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------

                            STONE ENERGY CORPORATION
                                   FORM 10-K/A
                                EXPLANATORY NOTE

     We are filing this amendment in response to comments received from the Securities and Exchange Commission regarding our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that was originally filed on March 19, 2002. This report revises the following disclosures:

                                     Part I
                                     ------
     o Item 1 "Business - Strategy and Operational Overview," page 4, revised to clarify Stone Energy's position as an independent oil and gas company in the Gulf Coast Basin.

     o Item 1 "Business - Financial Overview," page 5, revised to include Stone Energy's state and year of incorporation.

     o Item 1 "Business - Oil and Gas Marketing," page 6, revised to include the names of all purchasers who accounted for 10% or more of Stone Energy's total oil and natural gas revenue during 2001.

     o Item 1 "Business - Regulation," page 6, revised to include a cross-reference to a risk factor that describes the impact that federal, state and local regulations have on Stone Energy's capital expenditures, earnings and competitive position.

     o Item 1 "Business - Forward-Looking Statements," page 10, revised to clarify certain general statements regarding the process of reserve engineering.

     o Item 1 "Business - Risk Factors - Estimates of oil and gas reserves are uncertain and inherently imprecise," page 11, revised to clarify the distinction between proved undeveloped reserves, proved developed non-producing reserves and proved developed producing reserves.

     o Item 1 "Business - Risk Factors - Our oil and gas operations are subject to various U.S. federal, state and local governmental regulations that materially affect our operations," page 15, revised to include the impact that regulations have on Stone Energy's capital expenditures, earnings and competitive position.

     o Item 2 "Properties," page 17, this section has been clarified by the inclusion of definitions for the terms "active properties" and "primary term leases" to the glossary on pages G-1 and G-2.

     o Item 2 "Properties - Oil and Gas Reserves," page 18, revised to clarify certain general statements regarding the process of reserve engineering.

                                     Part II
                                     -------
     o Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," page 23, revised to clarify that the recent volatility of the prices of oil and gas is attributable, in part, to weather conditions.

     o Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Bank Credit Facility," page 27, revised to include the material covenants contained in Stone Energy's credit facility.

                                     Part IV

     o Notes to Consolidated Financial Statements, "Note 13 - Oil and Gas Reserve Information - Unaudited," page F-22, revised to break out separately future production costs and future development costs.

     This report continues to speak as of the date of the original filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the original filing is subject to updating and supplementing as provided in our periodic reports filed with the SEC.

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

ITEM 1.  BUSINESS

STRATEGY AND OPERATIONAL OVERVIEW

     Stone Energy is a Gulf Coast Basin-focused independent oil and gas company engaged in the acquisition and subsequent exploration, development, production and operation of oil and gas properties. The Gulf of Mexico is a critical supply basin for the United States, accounting for approximately 25% of the total U.S. oil and gas production in 2000. Properties located in the Gulf of Mexico are typically on 5,000-acre lease blocks and afford a substantial area to explore away from and beneath established production. We have been active in the Gulf Coast Basin since 1973 and have established extensive geological, geophysical, technical and operational expertise in this area. The application of these core strengths, combined with our detailed and thorough approach to evaluating mature fields and our utilization of new drilling, seismic and completion technologies, has enabled us to successfully exploit and derive significant value from mature Gulf Coast Basin oil and gas properties. Our property portfolio consists of 55 active properties and 39 primary term leases in the Gulf Coast Basin and 32 active properties in the Rocky Mountains.

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

FINANCIAL OVERVIEW

     We were incorporated in Delaware in 1993. We completed our initial public offering of common stock in July 1993 and our shares are listed on the New York Stock Exchange under the ticker symbol "SGY". Additional offerings of common stock were completed in November 1996 and July 1999. We have maintained consistent, profitable growth since our initial public offering in 1993. We have generated net income in all calendar quarters except the fourth quarter of 1998 and third quarter of 2001, both of which included non-cash ceiling test write-downs of our oil and gas properties due to depressed oil and gas prices.

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

OIL AND GAS MARKETING

     Our oil, natural gas and natural gas condensate production is sold at current market prices under short-term contracts providing for variable or market sensitive prices. We derived 26% and 19% of our total oil and natural gas revenue from El Paso Merchant Energy, LP and Enron North America Corporation, respectively, for the year ended December 31, 2001. No other purchaser accounted for 10% or more of our total oil and natural gas revenue during 2001. We are no longer selling any of our production to Enron North America Corporation. We believe that the loss of any of our major purchasers would not result in a material adverse effect on our ability to market future oil and gas production. From time to time, we may enter into transactions that hedge the price of oil, natural gas and natural gas condensate. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk."

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

REGULATION

     Our oil and gas operations are subject to various U.S. federal, state and local laws and regulations. See "Risk Factors-Our oil and gas operations are subject to various U.S. federal, state and local governmental regulations that materially affect our operations."

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

     At December 31, 2001, approximately 21% of our estimated proved reserves were proved undeveloped and 45% were proved developed non-producing. Proved undeveloped reserves and proved developed non-producing reserves, by their nature, are less certain than proved developed producing reserves. Estimation of these non-producing categories is nearly always based on volumetric calculations rather than the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Recovery of proved developed non-producing reserves requires capital expenditures to recomplete into the zones behind pipe and is subject to the risk of a successful recompletion. Production revenues from proved undeveloped and proved developed non-producing reserves will not be realized until sometime in the future, sometimes not for many years. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our oil and gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated.

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

OUR OIL AND GAS OPERATIONS ARE SUBJECT TO VARIOUS U.S. FEDERAL, STATE AND LOCAL GOVERNMENTAL REGULATIONS THAT MATERIALLY AFFECT OUR OPERATIONS.

     Our oil and gas operations are subject to various U.S. federal, state and local laws and regulations. These laws and regulations may be changed in response to economic or political conditions. Regulated matters include permits for exploration, development and production operations, such as permits for discharges of wastewaters and other substances generated in connection with drilling operations, bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs, reports concerning operations, the spacing of wells and unitization and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow of oil and gas wells below actual production capacity. In addition, the federal Oil Pollution Act, as amended, requires operators of offshore facilities such as us to prove that they have the financial capability to respond to costs that may be incurred in connection with potential oil spills. Under OPA and other federal and state environmental statutes, including the CERCLA, as amended, and the RCRA, as amended, owners and operators of certain defined onshore and offshore facilities are strictly liable for spills of oil and other regulated substances, subject to certain limitations. Consequently, a substantial spill from one of our facilities subject to laws such as OPA, CERCLA and RCRA could require the expenditure of additional, and potentially significant, amounts of capital, or could have a material adverse effect on our earnings, results of operations, competitive position or financial condition. Federal, state and local laws regulate production, handling, storage, transportation and disposal of oil and gas, by-products from oil and gas and other substances, and materials produced or used in connection with oil and gas operations. We cannot predict the ultimate cost of compliance with these requirements or their impact on our earnings, operations or competitive position.

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

     Our revenue, profitability and future rate of growth are dependent upon the prices of oil and natural gas. Over the last few years, the prices of oil and gas have been highly volatile. The increased volatility was attributable to a variety of factors impacting supply and demand, including weather conditions, political events and economic events we can neither control nor predict.

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

     BANK CREDIT FACILITY. At December 31, 2001, we had $126 million of borrowings outstanding under our credit facility and letters of credit totaling $7.3 million had been issued pursuant to the facility. During December 2001, we increased our credit facility to $350 million, subject to a borrowing base. We currently have a borrowing base under the amended credit facility of $250 million with availability of an additional $106.7 million in borrowings as of March 15, 2002. Stone's borrowing base under the amended credit facility, which is redetermined periodically, is based on an amount established by the bank group resulting from an evaluation of our proved oil and gas reserve values.

     Under the financial covenants of our credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA for the preceding four quarterly periods of not greater than 3.25 to 1 and (ii) maintain a consolidated tangible net worth of at least $350 million as of September 30, 2001, which is adjusted for future earnings and cash proceeds from equity offerings. In addition, the credit facility places certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     For information concerning Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions, see the definitive Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 16, 2002, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference. For information concerning Item 10, see also "Part I - Item 4A. Executive Officers of the Registrant," set forth above in this Form 10-K/A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS:

     The following financial statements and the Report of Independent Public Accountants thereon are included on pages F-1 through F-22 of this Form 10-K/A.

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

     3.3  --   Certificate of Amendment of the  Certificate  of  Incorporation
               of Stone Energy  Corporation,  dated  February 1, 2001
               (incorporated  by Reference to Exhibit 4.1 to the Registrant's
               Form 8-K, filed February 7, 2001).

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

    +10.9  --  Stone  Energy  Corporation  2001  Amended and  Restated  Stock
               Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-64448)).

    *21.1  --  Subsidiaries of the Registrant.

    *23.1  --  Consent of Arthur Andersen LLP.

    *23.2  --  Consent of Atwater Consultants, Ltd.

    *23.3  --  Consent of Cawley, Gillespie & Associates, Inc.

    *23.4  --  Consent of Ryder Scott Company, L.P.
------------
     * Previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 on March 19, 2002.
     + Identifies management contracts and compensatory plans or arrangements.

(b)      REPORTS ON FORM 8-K

         Stone filed the following report on Form 8-K during the fourth quarter of 2001:

         Form 8-K filed by the Registrant on November 28, 2001 (press release dated November 26, 2001 announcing updated agreement to acquire properties from Conoco Inc.).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, as amended, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lafayette, State of Louisiana, on the 27th day of November 2002.

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

              SIGNATURE                                    TITLE                                 DATE
              ---------                                    -----                                 ----
          /s/ James H. Stone                       Chairman of the Board                    November 27, 2002
---------------------------------------
             James H. Stone

          /s/ Joe R. Klutts                      Vice Chairman of the Board                 November 27, 2002
---------------------------------------
              Joe R. Klutts

          /s/ D. Peter Canty                 President, Chief Executive Officer             November 27, 2002
---------------------------------------                   and Director
              D. Peter Canty                    (principal executive officer)

         /s/ James H. Prin                Senior Vice President - Chief Financial           November 27, 2002
---------------------------------------              Officer and Treasurer
             James H. Prince                    (principal financial officer)

         /s/ J. Kent Pierret                    Vice President - Controller                 November 27, 2002
---------------------------------------         and Chief Accounting Officer
             J. Kent Pierret                   (principal accounting officer)

         /s/ Peter K. Barker                              Director                          November 27, 2002
---------------------------------------
             Peter K. Barker

        /s/ Robert A. Bernhard                            Director                          November 27, 2002
---------------------------------------
            Robert A. Bernhard

          /s/ B.J. Duplantis                              Director                          November 27, 2002
---------------------------------------
              B.J. Duplantis

         /s/ Raymond B. Gary                              Director                          November 27, 2002
---------------------------------------
             Raymond B. Gary

         /s/ John P. Laborde                              Director                          November 27, 2002
---------------------------------------
             John P. Laborde

      /s/ Richard A. Pattarozzi                           Director                          November 27, 2002
---------------------------------------
          Richard A. Pattarozzi

         /s/ David R. Voelker                             Director                          November 27, 2002
---------------------------------------
             David R. Voelker


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



                                                                                      STANDARDIZED MEASURE
                                                                                     YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------------------
                                                                          2001                  2000                  1999
                                                                    ----------------      ----------------      ---------------
Future cash flows..............................................         $2,274,665            $4,902,297           $1,806,565

Future production costs........................................           (481,874)             (451,935)            (403,277)

Future development costs.......................................           (285,568)             (249,598)            (209,852)

Future income taxes............................................           (212,883)           (1,392,078)            (215,879)
                                                                    ----------------      ----------------      ---------------
Future net cash flows..........................................          1,294,340             2,808,686              977,557

10% annual discount............................................           (385,764)             (825,937)            (286,076)
                                                                    ----------------      ----------------      ---------------
Standardized measure of discounted future net cash flows.......           $908,576            $1,982,749             $691,481
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

     Active property.  An oil and gas property with existing production.

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

     Primary term lease. An oil and gas property with no existing production, in which Stone has a specific time frame to establish production without losing the rights to explore the property.

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

      3.3 -- Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, filed February 7, 2001).

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

    *21.1  --  Subsidiaries of the Registrant.

    *23.1  --  Consent of Arthur Andersen LLP.

    *23.2  --  Consent of Atwater Consultants, Ltd.

    *23.3  --  Consent of Cawley, Gillespie & Associates, Inc.

    *23.4  --  Consent of Ryder Scott Company, L.P.
------------
     * Previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 on March 19, 2002.
     + Identifies management contracts and compensatory plans or arrangements.