Form 10-K/A
period 2001-12-31
STONE ENERGY CORP
filed 2003-01-21
CIK 904080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                Amendment No. 2


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

     Document incorporated by reference: Portions of the Definitive Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 16, 2002 is incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------

                            STONE ENERGY CORPORATION
                                AMENDMENT NO. 2
                                       TO
                                    FORM 10-K
                                EXPLANATORY NOTE

     We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (this "Annual Report"), which was originally filed on March 19, 2002 and amended on November 27, 2002, solely to file the certifications as to the disclosure in this Annual Report required by Sections 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. These certifications immediately follow the signature section of this Annual Report.

     This Annual Report continues to speak as of the date of the original filing, and we have not updated the disclosure in this Annual Report to speak as of a later date. All information contained in this Annual Report and the original filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, as amended, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lafayette, State of Louisiana, on the 21st day of January 2003.

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

              SIGNATURE                                    TITLE                                 DATE
              ---------                                    -----                                 ----
          /s/ James H. Stone                       Chairman of the Board                    January 21, 2003
---------------------------------------
             James H. Stone

          /s/ Joe R. Klutts                      Vice Chairman of the Board                 January 21, 2003
---------------------------------------
              Joe R. Klutts

          /s/ D. Peter Canty                 President, Chief Executive Officer             January 21, 2003
---------------------------------------                   and Director
              D. Peter Canty                    (principal executive officer)

         /s/ James H. Prince                Senior Vice President - Chief Financial         January 21, 2003
---------------------------------------              Officer and Treasurer
             James H. Prince                    (principal financial officer)

         /s/ J. Kent Pierret                    Vice President - Controller                 January 21, 2003
---------------------------------------         and Chief Accounting Officer
             J. Kent Pierret                   (principal accounting officer)

         /s/ Peter K. Barker                              Director                          January 21, 2003
---------------------------------------
             Peter K. Barker

                                                          Director
---------------------------------------
            Robert A. Bernhard

          /s/ B.J. Duplantis                              Director                          January 21, 2003
---------------------------------------
              B.J. Duplantis

                                                          Director
---------------------------------------
             Raymond B. Gary

         /s/ John P. Laborde                              Director                          January 21, 2003
---------------------------------------
             John P. Laborde

      /s/ Richard A. Pattarozzi                           Director                          January 21, 2003
---------------------------------------
          Richard A. Pattarozzi

                                                          Director
---------------------------------------
             David R. Voelker


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------

I, D. Peter Canty, President and Chief Executive Officer of Stone Energy Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Stone Energy Corporation (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.


                                              /s/ D. Peter Canty
                                            ------------------------------
                                            Name: D. Peter Canty
                                            Date: January 21, 2003

                   CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                   --------------------------------------------


I, James H. Prince, Senior Vice President, Chief Financial Officer and Treasurer of Stone Energy Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Stone Energy Corporation (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.



                                              /s/ James H. Prince
                                            ------------------------------
                                            Name: James H. Prince
                                            Date: January 21, 2003

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