Form 10-Q
period 2003-03-31
STONE ENERGY CORP
filed 2003-05-13
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

     As of May 5, 2003 there were 26,348,077 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	March 31, 2003	December 31, 2002
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$35,388	$27,609
Accounts receivable	107,396	74,800
Fair value of put contracts	328	859
Other current assets	2,862	3,601

Total current assets	145,974	106,869

Oil and gas properties:
Proved, net of accumulated depreciation, depletion and amortization of $1,191,831 and $1,177,024, respectively	1,035,237	940,463
Unevaluated	117,039	107,473
Building and land, net	5,203	5,238
Fixed assets, net	5,248	5,452
Other assets, net	11,149	13,876

Total assets	$1,319,850	$1,179,371

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$55,481	$72,012
Undistributed oil and gas proceeds	39,051	29,027
Fair value of swap contracts	2,625	-
Other accrued liabilities	9,074	7,043

Total current liabilities	106,231	108,082

Long–term debt	411,000	431,000
Deferred taxes	88,978	59,604
Fair value of swap contracts	2,490	-
Asset retirement obligation	76,968	-
Other long–term liabilities	3,124	3,197

Total liabilities	688,791	601,883

Common stock	263	263
Additional paid–in capital	453,384	453,176
Retained earnings	186,323	130,523
Treasury stock	(1,550)	(1,706)
Accumulated other comprehensive loss	(7,361)	(4,768)

Total stockholders’ equity	631,059	577,488

Total liabilities and stockholders’ equity	$1,319,850	$1,179,371

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating revenue:
Oil production	$47,572	$33,931
Gas production	109,974	46,599

Total operating revenue	157,546	80,530

Operating expenses:
Normal lease operating expenses	15,025	14,613
Major maintenance expenses	2,701	1,289
Production taxes	1,459	1,070
Depreciation, depletion and amortization	41,719	40,749
Accretion expense	1,573	-
Salaries, general and administrative expenses	3,335	3,400
Incentive compensation expense	660	188
Non-cash derivative expenses	2,173	5,021

Total operating expenses	68,645	66,330

Income from operations	88,901	14,200

Other (income) expenses:
Interest	5,521	5,454
Other income	(671)	(878)

Total other expenses	4,850	4,576

Income before taxes	84,051	9,624

Provision for income taxes:
Current	-	-
Deferred	29,418	3,368

Total income taxes	29,418	3,368

Income before cumulative effects of adoption of and change in accounting principles, net of tax	54,633	6,256

Cumulative effect of adoption of new accounting principle	5,256	-
Cumulative effect of change in accounting principles	(4,031)	-

Net income	$55,858	$6,256

Basic earnings per share:
Income before cumulative effects of accounting changes, net of tax	$2.07	$0.24
Cumulative effects of accounting changes, net of tax	0.05	-

Basic earnings per share	$2.12	$0.24

Diluted earnings per share:
Income before cumulative effects of accounting changes, net of tax	$2.06	$0.24
Cumulative effects of accounting changes, net of tax	0.05	-

Diluted earnings per share	$2.11	$0.24

Average shares outstanding	26,345	26,262
Average shares outstanding assuming dilution	26,489	26,447

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$55,858	$6,256
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	41,719	40,749
Non-cash accretion expense	1,573	-
Provision for deferred income taxes	29,418	3,368
Non-cash derivative expenses	2,173	5,021
Cumulative effect of adoption of new accounting principle	(5,256)	-
Cumulative effect of change in accounting principles	4,031	-
Other non-cash items	186	(1,332)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(32,596)	296
Decrease in other current assets	1,502	561
Increase (decrease) in other accrued liabilities	11,180	(2,017)
Investment in derivative contracts	(516)	-
Other	24	984

Net cash provided by operating activities	109,296	53,886

Cash flows from investing activities:
Investment in oil and gas properties	(83,707)	(65,512)
(Increase) decrease in other assets	2,195	(2,149)

Net cash used in investing activities	(81,512)	(67,661)

Cash flows from financing activities:
Proceeds from bank borrowings	-	10,000
Repayment of bank debt	(20,000)	-
Deferred financing costs	(143)	(162)
Issuance of treasury stock	-	351
Proceeds from exercise of stock options	138	2,519

Net cash provided by (used in) financing activities	(20,005)	12,708

Net increase (decrease) in cash and cash equivalents	7,779	(1,067)

Cash and cash equivalents, beginning of period	27,609	13,155

Cash and cash equivalents, end of period	$35,388	$12,088

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

        The condensed consolidated financial statements of Stone Energy Corporation and subsidiary as of March 31, 2003 and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of future financial results.

Note 2 – Earnings Per Share

        Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and employees. There were approximately 144,000 and 185,000 dilutive shares for the three months ended March 31, 2003 and 2002, respectively.

        Options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 1,360,000 and 1,040,000 shares in the three months ended March 31, 2003 and 2002, respectively.

Note 3 – Hedging Activities

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

        During the three months ended March 31, 2003 and 2002, we recognized non-cash expenses of $2.2 million and $5.0 million, respectively, related to commodity derivatives, of which $1.2 million and $2.1 million represent the cost associated with put contracts that settled during the respective periods.

        The following table illustrates our hedging positions as of April 1, 2003.

	Natural Gas Puts
	Volume (BBtus)	Average Floor	Unamortized Cost (millions)
2003	27,500	$3.13	$3.9

	Fixed Price Gas Swaps
	Volume (BBtus)	Price
2003	2,750	$3.68
2004	5,490	3.42
2005	5,475	3.42

        There was no increase or decrease in oil and gas revenue realized during the first quarter of 2003 related to hedging transactions. During the three months ended March 31, 2002, we realized a net increase in oil and gas revenue related to hedging transactions of $6.5 million.

Note 4 – Long-Term Debt

        Long-term debt consisted of the following:

	March 31, 2003	December 31, 2002
	(Unaudited)
	(In millions)

8¼% Senior Subordinated Notes due 2011	$200	$200
8¾% Senior Subordinated Notes due 2007	100	100
Bank debt	111	131

Total long-term debt	$411	$431

        At March 31, 2003, $4.8 million and $0.4 million had been accrued in connection with the interest payments on the 8¼% Senior Subordinated Notes and the 8¾% Senior Subordinated Notes, respectively.

        Borrowings outstanding at March 31, 2003 under our bank credit facility totaled $111.0 million, and letters of credit totaling $13.1 million have been issued under the facility. At March 31, 2003, we had $175.9 million of borrowings available under the credit facility and the weighted average interest rate under the credit facility was approximately 2.7%. The credit facility matures on December 20, 2004. The borrowing base under the credit facility, which is re-determined periodically, is based on an amount established by the bank group after its evaluation of our proved oil and gas reserve values.

Note 5 – Comprehensive Income

        The following table illustrates the components of comprehensive income for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	(Unaudited) (In millions)
Net income	$55.9	$6.3
Other comprehensive income (loss), net of tax effect:
Net change in fair value of derivatives	(3.2)	(10.4)
Amortization of other comprehensive income from swap	0.6	0.4
	(2.6)	(10.0)
Comprehensive income (loss)	$53.3	($3.7)

Note 6 – Adoption of New Accounting Standard – SFAS No. 143

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement requires us to record our estimate of the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. Asset retirement obligations relate to the termination of operating assets at the end of an oil and gas property’s useful life. The adoption of SFAS No. 143 requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital.

        We adopted SFAS No. 143 on January 1, 2003. Upon adoption, we recognized a credit for a cumulative transition adjustment of $5.3 million, net of tax, for existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. In addition, we recorded a $32.1 million increase in the capitalized costs of our oil and gas properties, net of accumulated depreciation, and recognized $76.3 million in additional liabilities related to asset retirement obligations. During the first quarter of 2003, we recognized a non-cash expense of $1.6 million related to the accretion of our asset retirement obligation in accordance with the adoption of SFAS No. 143. As of March 31, 2003, accretion expense represents the only change in the asset retirement obligation since adoption at January 1, 2003. As required by SFAS No. 143, our estimate of our asset retirement obligation does not give consideration to the value that the related assets could have to other parties.

        Assuming SFAS No. 143 was adopted as of the beginning of the earliest period presented, the liability for our asset retirement obligation would have been $70.5 million as of January 1, 2002. The following table illustrates the estimated impact SFAS No. 143 would have had on our earnings and earnings per share assuming adoption at the beginning of the earliest period presented:

	Three Months Ended March 31, 2002
	As Reported	Pro Forma
	(Unaudited)
Net income (in thousands)	$6,256	$10,759
Diluted earnings per share	$0.24	$0.41

Note 7 – Changes in Accounting Principles

        Units of Production Method.   Effective January 1, 2003, management elected to change to the Units of Production (UOP) method of amortizing proved oil and gas property costs versus the formerly used Future Gross Revenue (FGR) method. Under the UOP method, the quarterly provision for depreciation, depletion and amortization (DD&A) is computed by dividing production volumes for the period by the total proved reserves, and applying the respective rate to the net cost of proved oil and gas properties, including future development costs. Under the FGR method, the DD&A rate was calculated by dividing revenue for the period by future gross revenue. Management believes that this change in method is preferable because it removes fluctuations in DD&A expense caused by product pricing volatility within a reporting period and is a method more widely used in the oil and gas industry. The cumulative effect of the change in accounting principle was $4.0 million, net of tax, and was recorded as a non-cash charge during the first quarter of 2003. The following table illustrates the impact of the change in accounting principle, assuming adoption as of the beginning of the earliest period presented:

	Three Months Ended March 31, 2002
	As Reported	Pro Forma
	(Unaudited)
Net income (in thousands)	$6,256	$6,135
Diluted earnings per share	$0.24	$0.23
DD&A per Mcfe	$1.51	$1.52

        Entitlement Method.   Management elected to begin recognizing production revenue under the Entitlement method of accounting effective January 1, 2003. Under this method, revenue is deferred for deliveries in excess of our net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. Management believes that this method is preferable because revenues and production are accounted for in the period in which the earnings process is complete. The cumulative effect of the change to the Entitlement method was immaterial.

Note 8 – Stock-Based Compensation

        In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which became effective with respect to us in 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby no compensation cost is recognized upon grant if certain requirements are met. The FASB has issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which has amended APB Opinion 28, Interim Financial Reporting, to require that public companies provide a tabular presentation similar to that called for in annual statements in condensed quarterly statements if, for any period presented, the intrinsic value method is used. We have continued to account for our stock-based compensation under APB 25. However, we have adopted the disclosure provisions of SFAS No. 148 as presented below.

        If the compensation expense for stock-based compensation plans had been determined consistent with the expense recognition provisions under SFAS No. 123, our net income and basic and diluted earnings per common share for the three months ended March 31, 2003 and 2002 would have approximated the pro forma amounts below:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share amounts) (Unaudited)
Net income	$55,858	$6,256
Add: Stock-based compensation expense included in net income, net of tax	-	-
Less: Stock-based compensation expense using fair value method, net of tax	(1,385)	(1,357)
Pro forma net income	$54,473	$4,899

Basic earnings per share	$2.12	$0.24
Pro forma basic earnings per share	$2.07	$0.19

Diluted earnings per share	$2.11	$0.24
Pro forma diluted earnings per share	$2.06	$0.18

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:

We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Stone Energy Corporation as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana
May 1, 2003

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q and the information referenced herein contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. We use the terms “Stone,” “Stone Energy,” “Company,” “we,” “us” and “our” to refer to Stone Energy Corporation.

        When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other risk factors as described in our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Stone Energy Corporation are expressly qualified in their entirety by this cautionary statement.

Overview

        Stone Energy Corporation is an independent oil and gas company focused primarily in the Gulf Coast Basin and is engaged in the acquisition and subsequent exploration, development, production and operation of oil and gas properties.

        Our business strategy, which has remained consistent since 1990, is to increase production, cash flow and reserves through the acquisition, exploitation and development principally of mature oil and gas properties. Currently, our property base consists of 91 active properties, 58 in the Gulf Coast Basin and 33 in the Rocky Mountains, and 31 primary term leases in the Gulf of Mexico. We serve as operator on 53 of our active properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by many of our competitors on projects away from the onshore and shallow water shelf regions of the Gulf of Mexico.

Critical Accounting Policies

        Our 2002 Annual Report on Form 10-K describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:

  remaining proved oil and gas reserves;
  timing of our future drilling activities;
  future costs to develop and abandon our oil and gas properties;
  the fair value of derivative positions; and
  classification of unevaluated property costs.

        This quarterly report on Form 10-Q should be read together with the discussion contained in our 2002 Annual Report on Form 10-K regarding these critical accounting policies.

Other Factors Affecting Our Business and Financial Results

        In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This report on Form 10-Q should be read in conjunction with the discussion in our 2002 Annual Report on Form 10-K regarding these other risk factors.

Results of Operations

        The following table sets forth certain information with respect to our oil and gas operations.

	Three Months Ended March 31,
	2003	2002
Production:
Oil (MBbls)	1,419	1,618
Gas (MMcf)	16,516	16,877
Oil and gas (MMcfe)	25,030	26,585
Sales data (In thousands)(a):
Oil sales	$47,572	$33,931
Gas sales	109,974	46,599
Total oil and gas sales	$157,546	$80,530
Average sales prices (a):
Oil (per Bbl)	$33.53	$20.97
Gas (per Mcf)	6.66	2.76
Oil and gas (per Mcfe)	6.29	3.03
Expenses (per Mcfe):
Normal lease operating expenses (b)	$0.60	$0.55
Salaries, general and administrative expenses	0.13	0.13
DD&A on oil and gas properties	1.64	1.51

(a) Includes the cash effects of hedging
(b) Excludes major maintenance expenses

        Net Income.   Net income for the first quarter of 2003 increased approximately 790% to $55.9 million, or $2.11 per share, compared to net income reported for the first quarter of 2002 of $6.3 million, or $0.24 per share. The increase in net income was primarily due to the higher average prices we received for our production partially offset by a decline in volumes produced as discussed below. Excluding the cumulative effects of the adoption of and changes in accounting principles, net income for the first quarter of 2003 totaled $54.6 million, or $2.06 per share.

        Prices.    Prices realized during the first quarter of 2003 averaged $33.53 per barrel of oil and $6.66 per Mcf of gas compared to first quarter 2002 average realized prices of $20.97 per barrel of oil and $2.76 per Mcf of gas. On a gas equivalent basis, prices realized during the first quarter of 2003 were 108% higher than prices realized during the first quarter of 2002. All unit pricing amounts include the cash effects of hedging. During the first quarter of 2003, hedging transactions had no impact on the average realized price we received for our oil and natural gas production. Hedging transactions in the first quarter of 2002 increased the average realized price of natural gas and oil by $0.34 per Mcf and $0.48 per barrel, respectively.

        Production.    Oil production during the first quarter of 2003 totaled approximately 1,419,000 barrels compared to first quarter 2002 production of 1,618,000 barrels, while natural gas production during the first quarter of 2003 totaled approximately 16.5 Bcf, compared to first quarter 2002 gas production of 16.9 Bcf. On a natural gas equivalent basis, production volumes for the first quarter of 2003 declined 6% to 25.0 Bcfe compared to first quarter 2002 production of 26.6 Bcfe.

        Oil and Gas Revenue.    As a result of higher realized prices, first quarter 2003 oil and gas revenue increased 96% to $157.5 million, compared to first quarter 2002 oil and gas revenue of $80.5 million.

        Expenses.    Normal lease operating expenses during the first quarter of 2003 increased to $15.0 million, or $0.60 per Mcfe, compared to $14.6 million, or $0.55 per Mcfe, for the comparable quarter in 2002.

        Major maintenance expenses, which represent major repair and workover operations, totaled $2.7 million during the first quarter of 2003 compared to $1.3 million in the first quarter of 2002.

        General and administrative expenses for the first quarter of 2003 were $3.3 million, or $0.13 per Mcfe, compared to $3.4 million, or $0.13 per Mcfe, in the first quarter of 2002. Due to Stone’s financial and operational results, incentive compensation expense increased to $0.7 million during the first quarter of 2003 compared to $0.2 million incurred during the first quarter of 2002.

        Effective January 1, 2003, management elected to change to the Units of Production (UOP) method of amortizing proved oil and gas property costs versus the formerly used Future Gross Revenue (FGR) method. Under the UOP method, the quarterly provision for depreciation, depletion and amortization (DD&A) is computed by dividing production volumes for the period by the total proved reserves, and applying the respective rate to the net cost of proved oil and gas properties, including future development costs. Under the FGR method, the DD&A rate was calculated by dividing revenue for the period by future gross revenue. Management believes that this change in method is preferable because it removes fluctuations in DD&A expense caused by product pricing volatility within a reporting period and is a method more widely used in the oil and gas industry. The cumulative effect of the change in accounting principle was $4.0 million, net of tax, and was recorded as a non-cash charge during the first quarter of 2003.

        Depreciation, depletion and amortization (DD&A) expense on oil and gas properties under the UOP method for the first quarter of 2003 totaled $41.0 million, or $1.64 per Mcfe. Under the FGR method, DD&A expense during the first quarter of 2002 was $40.2 million, or $1.51 per Mcfe. DD&A expense, as adjusted for the new method of accounting, would have been $40.4 million, or $1.52 per Mcfe, for the first quarter of 2002. See Note 7 – Change in Accounting Principles.

        During the first quarter of 2003, we recognized a non-cash expense of $1.6 million related to the accretion of our asset retirement obligation in accordance with SFAS No. 143, which was adopted on January 1, 2003.

New Accounting Standard

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement requires us to record our estimate of the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. Asset retirement obligations relate to the termination of operating assets at the end of an oil and gas property’s useful life. The adoption of SFAS No. 143 requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital.

        We adopted SFAS No. 143 on January 1, 2003. Upon adoption, we recognized a credit for a cumulative transition adjustment of $5.3 million, net of tax, for existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. In addition, we recorded a $32.1 million increase in the capitalized costs of our oil and gas properties, net of accumulated depreciation, and recognized $76.3 million in additional liabilities related to asset retirement obligations. During the first quarter of 2003, we recognized a non-cash expense of $1.6 million related to the accretion of our asset retirement obligation in accordance with the adoption of SFAS No. 143. As of March 31, 2003, accretion expense represents the only change in the asset retirement obligation since adoption at January 1, 2003. As required by SFAS No. 143, our estimate of our asset retirement obligation does not give consideration to the value that the related assets could have to other parties.

Hedging Activities

        We entered into additional natural gas hedges during January 2003 under fixed-price swap contracts for our Rocky Mountain production based upon Inside FERC published prices for deliveries at Kern River and put contracts for our Gulf Coast Basin production. The swap contracts effectively hedge 10,000 MMBtu per day of Rocky Mountain production at a swap price of $3.68 per MMBtu from April 2003 until December 2003 and 15,000 MMBtu per day at a swap price of $3.42 per MMBtu from January 2004 until December 2005. The put contracts effectively hedge an additional 25,000 MMBtu per day of Gulf Coast Basin production with a floor price of $3.50 per MMBtu from March 2003 until December 2003. The put contracts’ cost of approximately $0.5 million will be charged to earnings as the contracts settle.

        The following is a breakdown of non-cash derivative expenses for the respective periods:

	Three Months Ended March 31,
	2003	2002
	(Unaudited) (In thousands)
Amortization of costs of put contracts	$1,177	$2,060
Change in fair market value of swap contract	-	2,362
Amortization of other comprehensive income from swap	996	599
Total non-cash derivative expenses	$2,173	$5,021

Liquidity and Capital Resources

        Cash Flow.    Net cash flow provided by operating activities for the three months ended March 31, 2003 was $109.3 million compared to $53.9 million reported in the comparable period in 2002. The increase in net cash flow provided by operating activities was primarily attributable to increased oil and gas revenue caused by higher average realized prices on oil and gas during 2003, offset in part by a 6% decrease in production volumes for the corresponding period.

        Net cash flow used in investing activities totaled $81.5 million and $67.7 million during the first quarter of 2003 and 2002, respectively, which primarily represents our investment in oil and gas properties.

        Net cash flow provided by (used in) financing activities totaled ($20.0) million and $12.7 million for the three months ended March 31, 2003 and 2002, respectively. During the first quarter of 2003, we used a portion of our excess cash flow to repay $20.0 million of borrowings under our bank credit facility. In total, cash and cash equivalents increased from $27.6 million as of December 31, 2002 to $35.4 million as of March 31, 2003.

        We had working capital at March 31, 2003 of $39.7 million. We believe that our working capital balance is not a good indication of our liquidity because it fluctuates as a result of borrowings or repayments under our credit facility and the timing of capital expenditures.

        Capital Expenditures.   First quarter 2003 additions to oil and gas property costs of $119.1 million included $52.0 million of asset retirement costs in connection with the adoption of SFAS No. 143. Capital expenditures incurred during the first quarter of 2003 totaled $67.1 million, which included $14.3 million of acquisition costs, $3.5 million of capitalized salaries, general and administrative expenses and $2.0 million of capitalized interest. These investments were financed by cash flow from operating activities and working capital.

        Budgeted Capital Expenditures.    Our current estimated 2003 capital expenditures budget of approximately $240 million is allocated 89% to Gulf Coast operations and 11% to Rocky Mountain activities. We are currently seeking board approval to increase our 2003 capital expenditures budget to approximately $270 million. We expect to drill 51 gross wells during 2003, 37 in the onshore and shallow water offshore regions of the Gulf Coast Basin and 14 in the Rocky Mountains. While the 2003 capital expenditures budget does not include any projected acquisitions, we continue to seek growth opportunities that fit our specific acquisition profile.

        Based upon our outlook on oil and gas prices and production rates, we expect cash flow from operations to be more than sufficient to fund the remaining 2003 capital expenditures budget. However, if oil and gas prices or production rates fall below our current expectations, we believe that the available borrowings under our bank credit facility will be sufficient to fund the capital expenditures in excess of operating cash flow.

        Bank Credit Facility.    At March 31, 2003, we had $111.0 million of borrowings outstanding under our bank credit facility. Letters of credit totaling $13.1 million have been issued under the facility. During the first quarter of 2003, we repaid $20.0 million of borrowings under the credit facility. We currently have a loan base under the credit facility of $300 million with availability of an additional $175.9 million in borrowings as of May 5, 2003. The credit facility matures on December 20, 2004. Our borrowing base under the credit facility, which is re-determined periodically, is based on an amount established by the bank group after its evaluation of our proved oil and gas reserve values.

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

        Operating Risk.    The exploration for and development of oil and gas properties involves a variety of operating risks as described in our 2002 Annual Report on Form 10-K. In accordance with industry practice, we maintain insurance against some, but not all, of the operating risks inherent in our business. During 2002, we experienced two separate production interruptions resulting from the two named Gulf of Mexico storms. At the time, we maintained loss of production insurance to protect us against uncontrollable disruptions in production operations from events of this nature. However, we have decided not to renew loss of production coverage effective May 1, 2003, based on our assessment of the cost to retain this policy as compared to the benefits we received as a result of production interruptions caused by these storms.

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

Defined Terms

        Oil and condensate are stated in barrels (“Bbl”) or thousand barrels (“MBbl”). Natural gas is stated herein in billion cubic feet (“Bcf”), million cubic feet (“MMcf”) or thousand cubic feet (“Mcf”). Oil and condensate are converted to natural gas at a ratio of one barrel of liquids per six Mcf of gas. Bcfe, MMcfe, and Mcfe represent one billion cubic feet, one million cubic feet and one thousand cubic feet of gas equivalent, respectively. MMBtu represents one million British Thermal Units and BBtu represents one billion British Thermal Units. An active property is an oil and gas property with existing production. A primary term lease is an oil and gas property with no existing production, in which we have a specific time frame to establish production without losing the rights to explore the property.

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

        Our hedging policy provides that not more than one-half of our estimated production quantities can be hedged without the consent of the Board of Directors. See Note 3 – Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and gas price declines.

Interest Rate Risk

        At March 31, 2003, Stone had long-term debt outstanding of $411.0 million. Of this amount, $300 million, or 73%, bears interest at fixed rates averaging 8.4%. The remaining $111.0 million of debt outstanding at March 31, 2003 bears interest at a floating rate. At March 31, 2003, the weighted average interest rate under our floating-rate debt was approximately 2.7%. Because the majority of our long-term debt at March 31, 2003 was at fixed rates, we consider our interest rate exposure at such date to be minimal. At March 31, 2003, we had no open interest rate hedge positions to reduce our exposure to changes in interest rates.

        Since the filing of our 2002 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to interest rates and commodity prices.

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

PART II – OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits
*15.1 – Letter from Ernst & Young LLP dated May 13, 2003, regarding unaudited interim financial information.

*18.1 – Letter from Ernst & Young LLP dated May 13, 2003, regarding changes in accounting principles.
*	Filed herewith
(b)	Stone filed the following reports on Form 8-K during the three months ended March 31, 2003:
Date of Event Reported January 24, 2003 February 18, 2003 March 10, 2003 March 10, 2003 March 19, 2003 March 24, 2003	Item(s) Reported Item 9* Item 7 & 9* Item 7 & 9* Item 7 & 9* Item 9* Item 5 & 7
*	The information in the Forms 8-K furnished pursuant to Item 9 is not considered to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONE ENERGY CORPORATION

Date: May 13, 2003	By: /s/ James H. Prince James H. Prince Senior Vice President, Chief Financial Officer and Treasurer (On behalf of the Registrant and as Principal Financial Officer)

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

  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
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

/s/ D. Peter Canty Name: D. Peter Canty Date: May 13, 2003

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

  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
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

/s/ James H. Prince Name: James H. Prince Date: May 13, 2003