Form 10-Q
period 2003-09-30
STONE ENERGY CORP
filed 2003-11-05
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

     As of November 3, 2003 there were 26,392,440 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	September 30, 2003	December 31, 2002
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$36,120	$27,609
Accounts receivable	73,865	74,800
Other current assets	5,988	4,460

Total current assets	115,973	106,869

Oil and gas properties – full-cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $1,273,519 and $1,177,024, respectively	1,114,494	940,463
Unevaluated	139,193	107,473
Building and land, net	5,207	5,238
Fixed assets, net	5,531	5,452
Other assets, net	9,819	13,876

Total assets	$1,390,217	$1,179,371

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$89,115	$72,012
Undistributed oil and gas proceeds	35,133	29,027
Fair value of swap contracts	4,618	-
Other accrued liabilities	15,715	7,043

Total current liabilities	144,581	108,082

Long–term debt	360,000	431,000
Deferred taxes	116,387	59,604
Fair value of swap contracts	4,839	-
Asset retirement obligation	77,616	-
Other long–term liabilities	2,906	3,197

Total liabilities	706,329	601,883

Commitments and contingencies	-	-

Common stock	264	263
Additional paid–in capital	455,094	453,176
Retained earnings	237,717	130,523
Treasury stock	(1,550)	(1,706)
Accumulated other comprehensive loss	(7,637)	(4,768)

Total stockholders’ equity	683,888	577,488

Total liabilities and stockholders’ equity	$1,390,217	$1,179,371

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenue:
Oil production	$40,492	$42,413	$127,394	$116,952
Gas production	75,501	52,110	263,357	158,539

Total operating revenue	115,993	94,523	390,751	275,491

Operating expenses:
Normal lease operating expenses	15,121	15,563	45,827	45,936
Major maintenance expenses	5,209	5,112	10,451	11,074
Production taxes	1,410	1,496	4,368	3,596
Depreciation, depletion and amortization	42,020	39,662	124,785	122,577
Accretion expense	1,573	-	4,719	-
Salaries, general and administrative expenses	3,641	2,930	10,578	9,480
Incentive compensation expense	577	192	1,914	571
Derivative expenses	2,153	3,337	6,407	11,844

Total operating expenses	71,704	68,292	209,049	205,078

Income from operations	44,289	26,231	181,702	70,413

Other (income) expenses:
Interest	4,760	5,900	15,448	17,386
Other income	(691)	(734)	(2,058)	(2,254)
Other expense	538	-	538	-
Early extinguishment of debt	4,661	-	4,661	-

Total other expenses	9,268	5,166	18,589	15,132

Income before taxes	35,021	21,065	163,113	55,281

Provision for income taxes:
Current	-	-	-	-
Deferred	12,254	7,372	57,086	19,348

Total income taxes	12,254	7,372	57,086	19,348

Income before cumulative effects of adoption of and change in accounting principles, net of tax	22,767	13,693	106,027	35,933

Cumulative effect of adoption of new accounting principle	-	-	5,256	-
Cumulative effect of change in accounting principles	-	-	(4,031)	-

Net income	$22,767	$13,693	$107,252	$35,933

Basic earnings per share:
Income before effects of accounting changes, net of tax	$0.86	$0.52	$4.02	$1.37
Cumulative effects of accounting changes, net of tax	-	-	0.05	-

Basic earnings per share	$0.86	$0.52	$4.07	$1.37

Diluted earnings per share:
Income before effects of accounting changes, net of tax	$0.86	$0.52	$3.99	$1.36
Cumulative effects of accounting changes, net of tax	-	-	0.05	-

Diluted earnings per share	$0.86	$0.52	$4.04	$1.36

Average shares outstanding	26,378	26,337	26,366	26,317
Average shares outstanding assuming dilution	26,589	26,485	26,560	26,497

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$107,252	$35,933
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	124,785	122,577
Accretion expense	4,719	-
Provision for deferred income taxes	57,086	19,348
Derivative expense	6,407	11,844
Cumulative effect of adoption of new accounting principle	(5,256)	-
Cumulative effect of change in accounting principles	4,031	-
Early extinguishment of debt	1,744	-
Other non-cash items	525	(2,431)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	935	(10,286)
Increase in other current assets	(1,089)	(2,305)
Increase in other accrued liabilities	10,826	4,667
Investment in derivative contracts	(516)	(9,384)
Other	58	-

Net cash provided by operating activities	311,507	169,963

Cash flows from investing activities:
Investment in oil and gas properties	(231,446)	(167,435)
Increase in other assets	(1,604)	(5,885)
Sales of unevaluated properties	-	419

Net cash used in investing activities	(233,050)	(172,901)

Cash flows from financing activities:
Proceeds from bank borrowings	90,000	22,000
Repayment of bank debt	(61,000)	(12,000)
Redemption of senior subordinated notes	(100,000)	-
Deferred financing costs	(143)	(283)
Proceeds from exercise of stock options	1,197	3,408

Net cash provided by (used in) financing activities	(69,946)	13,125

Net increase in cash and cash equivalents	8,511	10,187

Cash and cash equivalents, beginning of period	27,609	13,155

Cash and cash equivalents, end of period	$36,120	$23,342

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

        The condensed consolidated financial statements of Stone Energy Corporation and its subsidiary as of September 30, 2003 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of future financial results.

Note 2 – Earnings Per Share

        Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the periods. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the periods plus the weighted-average number of dilutive stock options granted to outside directors and employees. There were approximately 211,000 and 148,000 dilutive shares for the three months ended September 30, 2003 and 2002, respectively, and 194,000 and 180,000 dilutive shares for the first nine months of 2003 and 2002, respectively.

        Options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable periods totaled approximately 936,000 and 1,321,000 shares for the three months ended September 30, 2003 and 2002, respectively, and 1,047,000 and 1,072,000 shares for the first nine months of 2003 and 2002, respectively.

Note 3 – Hedging Activities

        We enter into hedging transactions to secure a commodity price for a portion of future production that is acceptable at the time of the transaction. The primary objective of these activities is to reduce our exposure to the possibility of declining oil and natural gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes. We currently utilize two forms of hedging contracts: fixed-price swaps and put contracts.

        During the three months ended September 30, 2003 and 2002, we recognized non-cash expense of $2.2 million and $3.3 million, respectively, related to commodity derivatives, of which $1.3 million and $3.9 million represent the cost associated with put contracts that settled or expired during the respective periods. For the nine months ended September 30, 2003 and 2002, we recognized non-cash derivative expense of $6.4 million and $11.8 million, respectively, of which $3.8 million and $9.3 million represent the cost associated with put contracts that settled during the respective periods. At September 30, 2003, the unsettled gas swaps were recorded as a liability totaling $9.5 million.

        The following table illustrates our hedging positions as of October 1, 2003.

	Natural Gas Puts
	Volume (BBtus)	Average Floor	Unamortized Cost (millions)
2003	9,200	$3.13	$1.3

	Fixed-Price Gas Swaps
	Volume (BBtus)	Price
2003	920	$3.68
2004	5,490	3.42
2005	5,475	3.42

        During the three months ended September 30, 2003 and 2002, we realized net increases (decreases) in oil and gas revenue related to hedging transactions of ($0.6) million and $0.3 million, respectively. For the nine months ended September 30, 2003 and 2002, we realized a net increase (decrease) in oil and gas revenue related to hedging transactions of ($1.1) million and $6.4 million, respectively.

Note 4 – Long-Term Debt

        Long-term debt consisted of the following:

	September 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands)

8¼% Senior Subordinated Notes due 2011	$200,000	$200,000
8¾% Senior Subordinated Notes due 2007	-	100,000
Bank debt	160,000	131,000

Total long-term debt	$360,000	$431,000

        On September 30, 2003, we redeemed our outstanding 8¾% Senior Subordinated Notes due 2007 at a call premium of 102.917%. The cash redemption payment was funded through a combination of available cash and $90.0 million of borrowings under the Company’s bank credit facility. The Company recorded a pre-tax charge of $4.7 million in the third quarter of 2003 for the early extinguishment of debt, which related to the call premium of $2.9 million and the recognition of previously deferred financing costs and unamortized discounts associated with the issuance of the Notes in 1997.

        Borrowings outstanding at September 30, 2003 under our bank credit facility totaled $160.0 million at a weighted average interest rate of 2.5%, and letters of credit totaling $13.1 million have been issued under the facility. During the first nine months of 2003, Stone repaid $61.0 million of borrowings under the bank credit facility and borrowed an additional $90.0 million in connection with the retirement of the 8¾% Senior Subordinated Notes. Effective November 1, 2003, the borrowing base under the credit facility was increased to $350 million. The credit facility matures on June 20, 2005. The borrowing base under the credit facility, which is re-determined periodically, is based on an amount established by the bank group after its evaluation of our estimated proved oil and gas reserve values.

Note 5 – Comprehensive Income

        Comprehensive income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands) (Unaudited)
Net income	$22,767	$13,693	$107,252	$35,933
Other comprehensive income (loss), net of tax effect:
Net change in fair value of derivatives	2,303	(2,682)	(4,580)	(15,223)
Amortization of other comprehensive income from ineffective swap	551	435	1,711	1,191
Total other comprehensive income (loss)	2,854	(2,247)	(2,869)	(14,032)
Comprehensive income	$25,621	$11,446	$104,383	$21,901

Note 6 – Adoption of New Accounting Standard – SFAS No. 143

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement requires us to record our estimate of the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. Asset retirement obligations relate to the removal of facilities and tangible equipment at the end of an oil and gas property’s useful life. The adoption of SFAS No. 143 requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital.

        We adopted SFAS No. 143 on January 1, 2003. Upon adoption, we recognized a credit for a cumulative transition adjustment of $5.3 million, net of tax, for existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. In addition, we recorded a $32.1 million increase in the capitalized costs of our oil and gas properties, net of accumulated depreciation, and recognized $76.3 million in additional liabilities related to asset retirement obligations. During the first nine months of 2003, we recognized a non-cash expense of $4.7 million related to the accretion of our asset retirement obligation and recorded $0.6 million of additional liabilities and capital costs associated with new retirement obligations, net of abandonment costs incurred during the period. As required by SFAS No. 143, our estimate of our asset retirement obligation does not give consideration to the value that the related assets could have to other parties.

        Assuming SFAS No. 143 was adopted as of the beginning of the earliest period presented, the liability for our asset retirement obligation would have been $70.5 million as of January 1, 2002. The following table illustrates the estimated impact SFAS No. 143 would have had on our earnings and earnings per share assuming adoption at the beginning of the earliest period presented:

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)
Net income (in thousands)	$13,693	$13,069	$35,933	$39,276
Diluted earnings per share	$0.52	$0.49	$1.36	$1.48

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

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)
Net income (in thousands)	$13,693	$11,618	$35,933	$32,461
Diluted earnings per share	$0.52	$0.44	$1.36	$1.23
DD&A expense per Mcfe	$1.50	$1.62	$1.50	$1.57

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

Note 8 – Stock-Based Compensation

        Under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby no compensation cost is recognized upon grant if certain requirements are met.

        If the compensation expense for stock-based compensation plans had been determined consistent with the expense recognition provisions under SFAS No. 123, our net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 would have approximated the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts) (Unaudited)
Net income	$22,767	$13,693	$107,252	$35,933
Add: Stock-based compensation expense included in net income, net of tax	-	-	-	-
Less: Stock-based compensation expense using fair value method, net of tax	(1,448)	(1,352)	(4,246)	(3,985)
Pro forma net income	$21,319	$12,341	$103,006	$31,948

Basic earnings per share	$0.86	$0.52	$4.07	$1.37
Pro forma basic earnings per share	0.81	0.47	3.91	1.21

Diluted earnings per share	$0.86	$0.52	$4.04	$1.36
Pro forma diluted earnings per share	0.80	0.47	3.88	1.21

Note 9 – Commitments and Contingencies

        As previously reported, Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Goodrich Petroleum Company-Lafitte, L.L.C. filed civil action number 2000-06437, in Harris County, Texas, against Stone Energy Corporation, seeking seismic data at Lafitte Field and unspecified damages. On October 29, 2003, after a trial of this matter, the jury awarded Goodrich Petroleum Company-Lafitte, L.L.C. damages in the amount of approximately $0.5 million, which have been accrued in other expense as of September 30, 2003. There has been no indication whether the plantiff will appeal this decision. We are evaluating whether an appeal will be filed by Stone.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:

We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of September 30, 2003, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
October 29, 2003

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information in this Form 10-Q and the information referenced herein includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering any forward-looking statement, you should keep in mind the risk factors and other cautionary statements as described in our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Stone Energy Corporation are expressly qualified in their entirety by this cautionary statement. We use the terms “Stone,” “Stone Energy,” “Company,” “we,” “us” and “our” to refer to Stone Energy Corporation.

Overview

        Stone Energy Corporation is an independent oil and gas company focused primarily in the Gulf Coast Basin and is engaged in the acquisition and subsequent exploration, development, production and operation of oil and gas properties. Our corporate headquarters are located in Lafayette, Louisiana with additional offices in New Orleans, Louisiana, Houston, Texas and Denver, Colorado.

        Our business strategy, which has remained consistent since 1990, is to increase production, cash flow and reserves through the acquisition, exploitation and development of principally mature oil and gas properties. Currently, our property base consists of 92 active properties, 57 in the Gulf Coast Basin and 35 in the Rocky Mountains, and 27 primary term leases in the Gulf of Mexico. We serve as operator on 55 of our active properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by major and large independent companies on projects away from the onshore and shallow water shelf regions of the Gulf of Mexico.

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
  accruals of operating costs and production revenue;
  future costs to develop and abandon our oil and gas properties;
  the effectiveness of derivative positions; and
  classification of unevaluated property costs.

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

Results of Operations

        The following table sets forth certain information with respect to our oil and gas operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Production:
Oil (MBbls)	1,379	1,564	4,186	4,799
Gas (MMcf)	15,310	16,696	47,255	51,520
Oil and gas (MMcfe)	23,584	26,080	72,371	80,314
Revenue data (in thousands) (a):
Oil revenue	$40,492	$42,413	$127,394	$116,952
Gas revenue	75,501	52,110	263,357	158,539
Total oil and gas revenue	$115,993	$94,523	$390,751	$275,491
Average prices (a):
Oil (per Bbl)	$29.36	$27.12	$30.43	$24.37
Gas (per Mcf)	4.93	3.12	5.57	3.08
Oil and gas (per Mcfe)	4.92	3.62	5.40	3.43
Expenses (per Mcfe):
Normal lease operating expenses (b)	$0.64	$0.60	$0.63	$0.57
Salaries, general and administrative expenses	0.15	0.11	0.15	0.12
DD&A expense on oil and gas properties	1.75	1.50	1.69	1.50

(a) Includes the settlement of hedging.
(b) Excludes major maintenance expenses.

        Net Income.  For the third quarter of 2003, we reported net income totaling $22.8 million, or $0.86 per share, compared to net income reported for the third quarter of 2002 of $13.7 million, or $0.52 per share. Net income for the first nine months of 2003 and 2002 totaled $107.3 million, or $4.04 per share, and $35.9 million, or $1.36 per share, respectively.

        Oil and Gas Revenue.   During the third quarter of 2003, oil and gas revenue totaled $116.0 million, compared to $94.5 million for the third quarter of 2002. Year-to-date 2003 oil and gas revenue totaled $390.8 million compared to $275.5 million during the comparable 2002 period. The increase in 2003 revenue was due to higher average realized oil and natural gas prices, partially offset by decreased production volumes.

        Prices.   Prices realized during the third quarter of 2003 averaged $29.36 per Bbl of oil and $4.93 per Mcf of natural gas. This represents a 36% increase, on an Mcfe basis, over third quarter 2002 average realized prices of $27.12 per Bbl of oil and $3.12 per Mcf of natural gas. Average realized prices during the first nine months of 2003 were $30.43 per Bbl of oil and $5.57 per Mcf of natural gas, or 57% higher on an equivalent basis, compared to $24.37 per Bbl of oil and $3.08 per Mcf of natural gas realized during the first nine months of 2002. All unit pricing amounts include the settlement of hedging.

        During the third quarter of 2003, hedging transactions decreased the average price we received for natural gas by $0.04 per Mcf compared to an increase of $0.02 per Mcf during the third quarter of 2002. Hedging transactions for natural gas during the first nine months of 2003 decreased the average price we received for natural gas by $0.02 per Mcf compared to a net increase of $0.11 per Mcf for the comparable 2002 period. Hedging transactions during the first nine months of 2002 increased the average price received for oil by $0.16 per barrel. The company has no oil hedges for 2003.

        Production.   Natural gas production during the third quarter of 2003 totaled 15.3 Bcf compared to 16.7 Bcf produced during the third quarter of 2002. Oil production during the third quarter of 2003 totaled approximately 1.4 million barrels compared to 1.6 million barrels produced during the third quarter of 2002. Year-to-date 2003 production totaled 4.2 million barrels of oil and 47.3 Bcf of gas while nine-month 2002 production totaled 4.8 million barrels of oil and 51.5 Bcf of gas. Third quarter 2003 production was impacted by shut-ins for major rig workovers at South Timbalier Block 8 and South Marsh Island Block 288 and rig mobilization at Ewing Bank Block 305, Main Pass Block 288 and Mississippi Canyon Block 109. Year-to-date 2003 production declined over the 2002 period due to normal production declines and delays in initial production from discoveries made in 2003.

        Expenses.   Normal lease operating expenses during the third quarter of 2003 totaled $15.1 million compared to $15.6 million for the comparable quarter in 2002. For the first nine months of 2003, normal lease operating expenses totaled $45.8 million compared to $45.9 million during the comparable period of 2002.

        Major maintenance expenses, which represent major repair and workover operations, totaled $5.2 million during the third quarter of 2003 compared to $5.1 million in the third quarter of 2002. Third quarter 2003 major maintenance expenses consist primarily of workover costs for wells on Eugene Island Block 113, South Marsh Island Block 288, South Pass Block 38 and South Timbalier Block 8. During the nine months ended September 30, 2003 and 2002, major maintenance expenses totaled $10.5 million and $11.1 million, respectively.

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

        DD&A expense on oil and gas properties under the UOP method for the third quarter of 2003 totaled $41.3 million. Under the FGR method, DD&A expense during the third quarter of 2002 was $39.0 million. DD&A expense, as adjusted for the new method of accounting, would have been $42.2 million for the third quarter of 2002. Year-to-date 2003 DD&A expense on oil and gas properties totaled $122.6 million compared to $120.7 million for the comparable period in 2002. See Note 7 – Changes in Accounting Principles.

        On September 30, 2003, we redeemed our outstanding $100 million principal amount of 8¾% Senior Subordinated Notes due 2007 with available cash and borrowings under our bank credit facility. In connection with this early extinguishment of debt, we recorded a pre-tax charge of $4.7 million during the third quarter of 2003. As a result of long-term debt repayments of $71.0 million during 2003, interest expense during the third quarter of 2003 was 19% lower than the third quarter of 2002. Interest expense for the third quarter of 2003 totaled $4.8 million, net of $2.5 million of capitalized interest, compared to interest of $5.9 million, net of $2.2 million of capitalized interest, during the third quarter of 2002. Interest expense for the first nine months of 2003 was $15.4 million, net of $6.7 million of capitalized interest, compared to interest of $17.4 million, net of $6.4 million of capitalized interest, during the first nine months of 2002.

        Salaries, general and administrative expenses for the third quarter of 2003 totaled $3.6 million, net of $3.5 million capitalized, compared to $2.9 million, net of $2.6 million capitalized, during the third quarter of 2002. For the nine months ended September 30, 2003, salaries, general and administrative expenses totaled $10.6 million, net of $10.6 million capitalized, compared to $9.5 million, net of $7.7 million capitalized, during the comparable period of 2002. Due to Stone’s progress to date toward our annual goals, incentive compensation expense increased to $0.6 million during the third quarter of 2003 compared to $0.2 million recognized during the third quarter of 2002. For the nine months ended September 30, 2003 and 2002, incentive compensation expense totaled $1.9 million and $0.6 million, respectively.

        We recognized non-cash expenses of $1.6 million and $4.7 million during the three- and nine-month periods ended September 30, 2003, respectively, related to the accretion of our asset retirement obligation in accordance with SFAS No. 143, which was adopted on January 1, 2003.

New Accounting Standard

        SFAS No. 143.   In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement requires us to record our estimate of the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. Asset retirement obligations relate to the removal of facilities and tangible equipment at the end of an oil and gas property’s useful life. The adoption of SFAS No. 143 requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital.

        We adopted SFAS No. 143 on January 1, 2003. Upon adoption, we recognized a credit for a cumulative transition adjustment of $5.3 million, net of tax, for existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. In addition, we recorded a $32.1 million increase in the capitalized costs of our oil and gas properties, net of accumulated depreciation, and recognized $76.3 million in additional liabilities related to asset retirement obligations. During the first nine months of 2003, we recognized a non-cash expense of $4.7 million related to the accretion of our asset retirement obligation and recorded $0.6 million of additional liabilities and capital costs associated with new retirement obligations, net of abandonment costs incurred during the period. As required by SFAS No. 143, our estimate of our asset retirement obligation does not give consideration to the value that the related assets could have to other parties.

Hedging Activities

        The following is a breakdown of non-cash derivative expense for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands) (Unaudited)
Amortization of cost of put contracts	$1,305	$3,916	$3,774	$9,259
Change in fair market value of swap contract	-	(1,249)	-	753
Amortization of other comprehensive income from swap	848	670	2,633	1,832
Total derivative expense	$2,153	$3,337	$6,407	$11,844

Liquidity and Capital Resources

        Cash Flow.   Net cash flow provided by operating activities for the nine months ended September 30, 2003 was $311.5 million compared to $170.0 million reported in the comparable period in 2002. The increase in net cash flow provided by operating activities was primarily attributable to higher oil and gas revenue generated from 57% higher average realized prices on a gas equivalent basis offset by 10% lower production volumes during 2003. Net cash flow used in investing activities totaled $233.1 million and $172.9 million during 2003 and 2002, respectively, which primarily represents our investment in oil and gas properties. Net cash flow provided by (used in) financing activities totaled ($69.9) million and $13.1 million for the nine months ended September 30, 2003 and 2002, respectively. During the first nine months of 2003, Stone repaid $161.0 million of long-term debt and borrowed an additional $90.0 million under its bank credit facility in connection with the retirement of the 8¾% Senior Subordinated Notes. As a result of these activities, cash and cash equivalents increased from $27.6 million as of December 31, 2002 to $36.1 million as of September 30, 2003.

        We had a working capital deficit at September 30, 2003 of $28.6 million. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. See Bank Credit Facility.

        Capital Expenditures.  Capital expenditures during the three months ended September 30, 2003 totaled $95.6 million, including $7.9 million of acquisition costs, $3.5 million of capitalized salaries, general and administrative expenses and $2.5 million of capitalized interest. During the first nine months of 2003, additions to oil and gas property costs of $302.2 million included $52.6 million of non-cash asset retirement costs in connection with the adoption of SFAS No. 143, which pertains to the recording of property abandonment liabilities. Capital expenditures incurred during the first nine months also included $46.5 million of acquisition costs, $10.6 million of capitalized salaries, general and administrative expenses and $6.7 million of capitalized interest. These investments were financed by cash flow from operating activities and working capital.

        Budgeted Capital Expenditures. Our current 2003 capital expenditures budget of approximately $290 million is allocated 90% to Gulf Coast operations and 10% to Rocky Mountain activities. We expect to drill 53 gross wells during 2003, 39 in the onshore and shallow water offshore regions of the Gulf Coast Basin and 14 in the Rocky Mountains. While the 2003 capital expenditures budget does not include any projected acquisitions, we continue to seek growth opportunities that fit our specific acquisition profile.

        Based upon our outlook on oil and gas prices and production rates, we believe that our cash flow from operations and borrowings available under our credit facility provide more than sufficient liquidity to fund the remaining 2003 capital expenditures budget.

        Bank Credit Facility.   At September 30, 2003, we had $160.0 million of borrowings outstanding under our bank credit facility. Letters of credit totaling $13.1 million have also been issued pursuant to the facility. During 2003, we repaid $61.0 million of borrowings under the credit facility and borrowed an additional $90.0 million in connection with the retirement of the 8¾% Senior Subordinated Notes. Effective November 1, 2003, the borrowing base under the credit facility was increased to $350 million. At November 3, 2003, we had $176.9 million of borrowings available under the credit facility and the weighted average interest rate under the credit facility was approximately 2.5%. The credit facility matures on June 20, 2005. Our borrowing base under the credit facility, which is re-determined periodically, is based on an amount established by the bank group after its evaluation of our estimated proved oil and gas reserve values.

        Redemption of Senior Subordinated Notes.   On September 30, 2003, we redeemed our outstanding 8¾% Senior Subordinated Notes due 2007 at a call premium of 102.917%. The cash redemption payment was funded through a combination of available cash and $90.0 million of borrowings under our bank credit facility. We recorded a pre-tax charge of $4.7 million in the third quarter of 2003 for the early extinguishment of debt, which related to the call premium of $2.9 million and the recognition of previously deferred financing costs and unamortized discounts associated with the issuance of the Notes in 1997.

        Production Marketing Risk.   We may not receive payment for a portion of our future production from purchasers. We have attempted to diversify our sales and obtain credit protections such as letters of credit, guarantees and prepayments from certain of our purchasers. We are unable to predict, however, what impact the financial difficulties of certain purchasers may have on our future results of operations and liquidity.

        Operating Risk.   The exploration for and development of oil and gas properties involves a variety of operating risks as described in our 2002 Annual Report on Form 10-K. Oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to, unexpected drilling conditions, equipment failures, shortages or delays in the delivery of equipment and weather conditions.

        In accordance with industry practice, we maintain insurance against some, but not all, of the operating risks inherent in our business. During 2002, we experienced two separate production interruptions resulting from the two named Gulf of Mexico storms. At the time, we maintained loss of production insurance to protect us against uncontrollable disruptions in production operations from events of this nature. However, we decided not to renew loss of production coverage effective May 1, 2003, based on our assessment of the cost to retain this policy as compared to the benefits we received as a result of production interruptions caused by these storms.

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

        Our hedging policy provides that not more than one-half of our estimated production quantities can be hedged without the consent of the Board of Directors. We are currently evaluating oil and natural gas hedging options for our 2004 production from the Gulf Coast Basin. See Note 3 – Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and gas price declines.

Interest Rate Risk

        On September 30, 2003, we redeemed our outstanding 8¾% Senior Subordinated Notes due 2007 with $90.0 million of borrowings under our bank credit facility. As a result, Stone had long-term debt outstanding of $360.0 million at September 30, 2003, of which $200.0 million, or approximately 56%, bears interest at a fixed rate of 8¼%. The remaining $160.0 million of debt outstanding at September 30, 2003 bears interest at a floating rate. At September 30, 2003, the weighted average interest rate under our floating-rate debt was approximately 2.5%. At September 30, 2003, we had no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

        Since the filing of our 2002 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to interest rates and commodity prices.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer believe:

  Stone’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Stone in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

  Stone’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Stone in the reports that is files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to Stone’s management, including Stone’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

        As previously reported, Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Goodrich Petroleum Company-Lafitte, L.L.C. filed civil action number 2000-06437, in Harris County, Texas, against Stone Energy Corporation, seeking seismic data at Lafitte Field and unspecified damages. On October 29, 2003, after a trial of this matter, the jury awarded Goodrich Petroleum Company-Lafitte, L.L.C. damages in the amount of approximately $0.5 million. There has been no indication whether the plantiff will appeal this decision. We are evaluating whether an appeal will be filed by Stone.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
*15.1 – Letter from Ernst & Young LLP dated October 29, 2003, regarding unaudited interim financial information.
*31.1 – Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
*31.2 – Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
†32.1 – Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C § 1350.
*	Filed herewith
†	Not considered to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
(b)	Stone filed the following reports on Form 8-K during the three months ended September 30, 2003:
Date of Event Reported August 4, 2003 August 27, 2003 September 24, 2003 September 30, 2003	Item(s) Reported Item 7 & 12* Item 5 & 7 Item 7 & 9* Item 7 & 9*
*	The information in the Forms 8-K furnished pursuant to Item 9 and Item 12 is not considered to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION

Date: November 5, 2003	By: /s/ James H. Prince James H. Prince Senior Vice President, Chief Financial Officer and Treasurer (On behalf of the Registrant as Principal Financial Officer)