Form 10-K
period 2003-12-31
STONE ENERGY CORP
filed 2004-03-15
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-12074

STONE ENERGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

State of Incorporation: Delaware	I.R.S. Employer Identification No. 72-1235413

625 E. Kaliste Saloom Road Lafayette, Louisiana (Address of Principal Executive Offices)	70508 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (337) 237-0410

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, Par Value $.01 Per Share	New York Stock Exchange

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

[x] Yes   [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

[x] Yes   [  ] No

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $978,130,217 as of June 30, 2003 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape on that day).

     As of March 1, 2004, the registrant had outstanding 26,480,434 shares of Common Stock, par value $.01 per share.

     Document incorporated by reference: Portions of the Definitive Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 20, 2004 are incorporated by reference into Part III of this Form 10-K.

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

Available Information

     We make available free of charge on our Internet Web site (www.stoneenergy.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). We also make available our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and Audit, Compensation and Nominating and Governance Committee Charters, respectively, which have been approved by our board of directors, on our Internet Web site. We will make immediate disclosure either by Form 8-K or on our Web site of any change to, or waiver from, the Code of Business Conduct and Ethics for our principal executive and senior financial officers.

Strategy and Operational Overview

     The Gulf of Mexico is a critical supply basin for the United States, traditionally accounting for approximately 25% of total U.S. oil and natural gas production. Properties located in the Gulf of Mexico are typically on 5,000-acre lease blocks and afford a substantial area to explore away from and beneath established production. We have established extensive geological, geophysical, technical and operational expertise in the Gulf Coast Basin. The application of these core strengths, combined with our detailed and thorough approach to evaluating mature fields and our utilization of new drilling, seismic and completion technologies, have enabled us to successfully exploit and derive significant value from mature Gulf Coast Basin properties. As of March 1, 2004, our property portfolio consisted of 60 active properties and 28 primary term leases in the Gulf Coast Basin and 33 active properties in the Rocky Mountains.

     Our business strategy, which has remained consistent since 1993, is to increase reserves, production and cash flow through the acquisition, exploitation and development of mature properties located primarily in the Gulf Coast Basin. Since going public in 1993, we have grown reserves, production and cash flow from operating activities at compounded annual rates of 24%, 24% and 40%, respectively. Approximately 91% of our estimated proved reserves at December 31, 2003 and 94% of our production during 2003 were associated with our Gulf Coast Basin properties. As of December 31, 2003, we had estimated proved reserves of approximately 816.3 billion cubic feet of gas equivalent (Bcfe), 75% of which were classified as proved developed and 57% of which were natural gas. For the year ended December 31, 2003, we produced an average of 265.5 million cubic feet of gas equivalent (MMcfe) per day. As a result of successful drilling and strategic acquisitions, our estimated total proved reserves at December 31, 2003 were 9% higher than the prior year. During 2003, we generated net cash flow from operating activities of $391.5 million.

     We apply the latest production techniques and geophysical interpretation tools to established fields with significant historical production that have been under-evaluated in recent years. We have grown our opportunity base through both the drillbit and strategic acquisitions, implementing a conservative financial strategy that incorporates a combination of operating cash flow, equity issuance and indebtedness to fund our acquisition and exploitation activities. While we have acquired substantially all of our properties from third parties, we have generated significant growth in reserves, production and prospect inventory subsequent to acquisition. We believe significant reserves remain to be discovered and exploited on properties that satisfy our acquisition criteria as the focus of oil and gas companies shifts over time. We also believe that we are well positioned to exploit these reserves by applying our technical expertise and our thorough, consistent and patient approach in the evaluation and acquisition of these properties.

     We seek to acquire properties that have the following characteristics:

•	primarily Gulf Coast Basin location;

•	mature properties with an established production history and infrastructure;

•	multiple productive sands and reservoirs;

•	low production levels at acquisition with significant identified proven and potential reserves; and

•	opportunity for us to obtain a controlling interest and serve as operator.

     Our approach to evaluating mature fields in the Gulf Coast Basin involves a combination of techniques designed to generate opportunities and unlock value. By using the extensive production history and data accumulated on properties in the Gulf Coast Basin, our experienced technical teams construct an interpretation of the unique geology of each field to gain a better understanding of the potential location of previously untested or unexploited oil and gas accumulations. Using our interpretations, we are frequently able to combine development and exploratory targets in a single well to improve the chance of investment success. Since 1993, 75% of the wells we drilled were productive.

     Prior to acquiring a property, we perform a thorough geological, geophysical and engineering analysis of the property to formulate a comprehensive development plan. To formulate this plan, we utilize the expertise of our technical team of 20 geologists, 19 geophysicists and 27 engineers. We also employ our extensive technical database, which includes both 3-D and 4-C seismic data. After we acquire a property, we seek to increase cash flow from existing reserves and establish additional proved reserves through the drilling of new wells, workovers and recompletions of existing wells and the application of other techniques designed to increase production.

     Effective April 1, 2004, D. Peter Canty will retire as President and Chief Executive Officer. The Board of Directors has elected David H. Welch as President, Chief Executive Officer and a Director of Stone effective April 1, 2004.

Financial Overview

     We were incorporated in Delaware in 1993. We completed our initial public offering of common stock in July 1993 and our shares are listed on the New York Stock Exchange under the ticker symbol “SGY.” Additional offerings of common stock were completed in November 1996 and July 1999. We have maintained consistent and profitable growth since our initial public offering in 1993. We have generated net income in all calendar quarters except the fourth quarter of 1998 and third quarter of 2001, both of which included non-cash ceiling test write-downs of our oil and gas properties due to depressed oil and gas prices.

     On September 30, 2003, we redeemed our outstanding $100 million aggregate principal amount of 8¾% Senior Subordinated Notes due 2007 at a call premium of 102.917%. The redemption was funded with available cash and borrowings under our bank credit facility. In December 2001, we issued $200 aggregate million principal amount of 8¼% Senior Subordinated Notes due 2011 to finance a portion of our acquisition of eight producing properties from Conoco, Inc.

     We have a borrowing base under our bank credit facility of $350 million, with availability of an additional $157.9 million of borrowings as of March 1, 2004. The borrowing base limitation is re-determined periodically and is based on a borrowing base amount established by the bank group after its evaluation of the value of our estimated proved oil and gas reserves.

Oil and Gas Marketing

     Our oil and natural gas production is sold at current market prices under short-term contracts providing for variable or market sensitive prices. We derived 12%, 13% and 10% of our total oil and natural gas revenue from Cinergy Marketing and Trading, Duke Energy Trading and Marketing LLC, and Equiva Trading Company, respectively, for the year ended December 31, 2003. No other purchaser accounted for 10% or more of our total oil and natural gas revenue during 2003. We believe that the loss of any of our major purchasers would not result in a material adverse effect on our ability to market future oil and gas production. From time to time, we may enter into transactions that hedge the price of oil and natural gas. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk.”

Competition and Markets

     Competition in the Gulf Coast Basin and the Rocky Mountains is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. We compete with major oil and gas companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of our competitors have financial resources and exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete. See “Risk Factors – Competition within our industry may adversely affect our operations.”

     The availability of a ready market for and the price of any hydrocarbons produced will depend on many factors beyond our control, including but not limited to the amount of domestic production and imports of foreign oil and liquefied natural gas, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the effect of federal and state regulation of allowable rates of production, taxation and the conduct of drilling operations, and federal regulation of natural gas. In addition, the restructuring of the natural gas pipeline industry virtually eliminated the gas purchasing activity of traditional interstate gas transmission pipeline buyers. See “Regulation — Federal Regulation of Sales and Transportation of Natural Gas.” Producers of natural gas have therefore been required to develop new markets among gas marketing companies, end users of natural gas and local distribution companies. All of these factors, together with economic factors in the marketing arena, generally may affect the supply of and/or demand for oil and natural gas and thus the prices available for sales of oil and natural gas.

Regulation

     Our oil and natural gas operations are subject to numerous U.S. federal, state and local laws and regulations. See “Risk Factors — Our oil and gas operations are subject to various U.S. federal, state and local government regulations that materially affect our operations.”

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

     Offshore leases are administered by the United States Department of the Interior Minerals Management Service (the “MMS”). Offshore lessees must obtain MMS approval of exploration, development and production plans prior to the commencement of these operations. In addition to permits required from other agencies (such as the U.S. Coast Guard, the Army Corps of Engineers and the EPA), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has enacted regulations requiring offshore production facilities located on the Outer Continental Shelf (“OCS”) to meet stringent engineering, construction and safety specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and prohibiting the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has enacted other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. Lessees must also comply with detailed MMS regulations governing the calculation of royalty payments and the valuation of production and permitted cost deductions for that purpose. In 2000, the MMS issued a final rule modifying the valuation procedures for the calculation of royalties owed for crude oil sales. When oil production sales are not in arms-length transactions, the royalties’ calculation will be based on the valuation of oil production on spot market prices instead of the posted prices that were previously utilized. We are currently selling our crude oil under arms-length transactions in a manner that we believe to be acceptable to the MMS under its 2000 rule. This rule has not had a material adverse effect on our results of operations. On August 20, 2003, the MMS issued a proposed rule that would change certain components of its valuation procedures for the calculation of royalties owed for crude oil sales. The proposed changes include changing the valuation basis for transactions not at arm’s-length from spot to New York Mercantile Exchange (“NYMEX”) prices adjusted for locality and quality differentials, and clarifying the treatment of transactions under a joint operating agreement. Final comments on the proposed rule were due on November 10, 2003. We have no way of knowing whether the MMS will implement the proposed changes in a final rule or what effect such changes, if implemented, will have on our results of operations.

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

     Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and gas liquids are not currently regulated and are made at negotiated prices. Effective January 1, 1995, the Federal Energy Regulatory Commission (the “FERC”) implemented regulations establishing an indexing system for transportation rates for oil that allowed oil pipelines to change rates yearly based on the change in an inflation index, the Producer Price Index for Finished Goods (“PPI-FG”), minus one percent. The implementation of these regulations did not have a material adverse effect on our results of operations. As required by its own regulations, in July 2000, the FERC reviewed its indexing methodology and concluded no change was needed. On judicial review, however, the Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) concluded that the FERC’s decision was not adequately supported and remanded the decision to the FERC. In February 2003, on remand, the FERC changed the rate indexing methodology to the PPI-FG, but without the subtraction of one percent as had been done previously. The FERC made the change prospective only, but did allow oil pipelines to recalculate their maximum ceiling rates as though the new rate indexing methodology had been in effect since July 1, 2000.

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

     In 2000, the FERC issued Order No. 637 and subsequent orders (collectively, “Order No. 637”), which imposed a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, pipeline penalties, rights of first refusal and information reporting. Most major aspects of Order No. 637 were upheld on judicial review, though certain issues, such as capacity segmentation and rights of first refusal, were remanded to the FERC, which issued a remand order in October of 2002. In January of 2004, the FERC denied rehearing of its October 2002 remand order. We cannot predict whether judicial review will be sought of the FERC’s remand order and, if so, whether and to what extent the FERC’s market reforms will survive such review and, if they do, whether the FERC’s actions will achieve the goal of increasing competition in markets in which our natural gas is sold. However, we do not believe that we will be affected by any action taken materially different than other natural gas producers and marketers with which we compete.

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

     The Oil Pollution Act, as amended (“OPA”), and regulations implemented thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters, including the OCS. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for onshore facilities is $350 million while for offshore facilities it is the payment of all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by OPA.

     OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under OPA and a final rule adopted by the MMS in August 1998, responsible parties of covered offshore facilities that have a worst case oil spill of more than 1,000 barrels must demonstrate financial responsibility in amounts ranging from at least $10 million in specified state waters to at least $35 million in OCS waters, with higher amounts of up to $150 million in certain limited circumstances where the MMS believes such a level is justified by the risks posed by the operations, or if the worst case oil spill discharge volume possible at the facility may exceed the applicable threshold volume specified under the MMS’s final rule. We do not anticipate that we will experience any difficulty in continuing to satisfy the MMS’s requirements for demonstrating financial responsibility under OPA and the MMS’s regulations.

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

     We currently own or lease, and have in the past owned or leased, onshore properties that for many years have been used for or associated with the exploration and production of oil and gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or under other locations where such wastes have been taken for disposal. In addition, most of these properties have been operated by third parties whose treatment and disposal or release of wastes is not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators), or to perform remedial plugging or closure operations to prevent future contamination.

     The Federal Water Pollution Control Act, as amended (“FWPCA”), imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas waste into navigable waters. Permits must be obtained to discharge pollutants into waters and to conduct construction activities in waters and wetlands. The FWPCA and similar state laws provide for civil, criminal and administrative fines and penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits issued by the EPA prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs and we believe that these costs will not have a material adverse impact on our results of operations or financial position. The EPA has adopted regulations requiring certain oil and gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

Employees

     At March 1, 2004, we had 215 full time employees. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement. From time to time we utilize the services of independent contractors to perform various field and other services.

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

     Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	any expected results or benefits associated with our acquisitions;

•	estimates of our future oil and natural gas production, including estimates of any increases in oil and gas production;

•	planned capital expenditures and the availability of capital resources to fund capital expenditures;

•	our outlook on oil and gas prices;

•	estimates of our oil and gas reserves;

•	any estimates of future earnings growth;

•	the impact of political and regulatory developments;

•	our outlook on the resolution of pending litigation;

•	our future financial condition or results of operations and our future revenues and expenses; and

•	our business strategy and other plans and objectives for future operations.

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

     Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Factors that can cause this fluctuation include:

•	relatively minor changes in the supply of and demand for oil and natural gas;

•	market uncertainty;

•	the level of consumer product demands;

•	weather conditions;

•	domestic and foreign governmental regulations;

•	the price and availability of alternative fuels;

•	political and economic conditions in oil producing countries, particularly those in the Middle East;

•	the foreign supply of oil and natural gas;

•	the price of oil and gas imports; and

•	overall domestic and foreign economic conditions.

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

     The marketability of our production depends upon the availability, proximity, operation and capacity of gas gathering systems, pipelines and processing facilities. The unavailability or lack of capacity of these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Federal and state regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand could adversely affect our ability to produce and market our oil and natural gas. If market factors changed dramatically, the financial impact on us could be substantial. The availability of markets and the volatility of product prices are beyond our control and represent a significant risk.

We may not receive payment for a portion of our future production.

     We may not receive payment for a portion of our future production. We have attempted to diversify our sales and obtain credit protections such as letters of credit, parental guarantees and prepayments from certain of our purchasers. We are unable to predict, however, what impact the financial difficulties of certain purchasers may have on our future results of operations and liquidity.

Estimates of oil and gas reserves are uncertain and inherently imprecise.

     This Form 10-K contains estimates of our proved oil and gas reserves and the estimated future net cash flows from such reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

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

     At December 31, 2003, approximately 25% of our estimated proved reserves were proved undeveloped and 44% were proved developed non-producing. Proved undeveloped reserves and proved developed non-producing reserves, by their nature, are less certain than proved developed producing reserves. Estimation of these non-producing categories is nearly always based on volumetric calculations rather than the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Recovery of proved developed non-producing reserves requires capital expenditures to recomplete into the zones above producing intervals and is subject to the risk of a successful recompletion. Production revenues from proved non-producing reserves will not be realized until sometime in the future, sometimes not for many years. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our oil and gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated.

     You should not assume that the present value of estimated future net cash flow referred to in this Form 10-K is the current fair value of our estimated oil and gas reserves. In accordance with SEC requirements, the present value of estimated future net cash flows from proved reserves is based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor for Stone.

Lower oil and gas prices may cause us to record ceiling test write-downs.

     We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties (net of related deferred taxes), including estimated capitalized abandonment costs, may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% and excluding cash flows related to estimated abandonment costs, plus the lower of cost or fair value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce net income. The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves. We recorded an after-tax write-down of $154.5 million ($237.7 million pre-tax) at the end of the third quarter of 2001 due to low natural gas prices on the last day of that quarter. There was no loss of proved reserve volumes associated with the ceiling test write-down. We cannot assure you that we will not experience ceiling test write-downs in the future.

We may not be able to obtain adequate financing to execute our operating strategy.

     We have historically addressed our short and long-term liquidity needs through the use of bank credit facilities, the issuance of debt and equity securities and the use of cash flow provided by operating activities. We continue to examine the following alternative sources of capital:

•	bank borrowings or the issuance of debt securities;

•	the issuance of common stock, preferred stock or other equity securities;

•	joint venture financing; and

•	production payments.

     The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices and our market value and operating performance. We may be unable to fully execute our operating strategy if we cannot obtain capital from these sources.

We may not be able to fund our planned capital expenditures.

     We spend and will continue to spend a substantial amount of capital for the acquisition, exploration, exploitation, development and production of oil and gas reserves. Our capital expenditures, including acquisitions and exclusive of estimated asset retirement costs, were $362.6 million during 2003, $215.6 million during 2002 and $641.3 million during 2001. We have budgeted total capital expenditures in 2004, excluding property acquisitions and capitalized salaries, general and administrative costs and interest, of approximately $280 million. If low oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operating activities to decrease, we may be limited in our ability to spend the capital necessary to complete our capital expenditures program. In addition, if our borrowing base under our credit facility is re-determined to a lower amount, this could adversely affect our ability to fund our planned capital expenditures. After utilizing our available sources of financing, we may be forced to raise additional debt or equity proceeds to fund such capital expenditures. We cannot assure you that additional debt or equity financing will be available or cash flows provided by operations will be sufficient to meet these requirements.

We may not be able to replace production with new reserves.

     In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. During 2003, 94% of our production and 91% of our estimated proved reserves were derived from Gulf of Mexico reservoirs, while the remaining portions of our production and reserves were derived from the Rocky Mountain region. Gulf of Mexico reservoirs tend to be recovered quickly through production with associated steep declines, while declines in other regions after initial flush production tend to be relatively low. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration drilling activities. Our future natural gas and oil production is highly dependent upon our level of success in finding or acquiring additional reserves.

     Our recent growth is due in large part to acquisitions of producing properties. The successful acquisition of producing properties requires an assessment of a number of factors, some of which are beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs, and potential environmental and other liabilities, title issues and other factors. Such assessments are inexact and their accuracy is inherently uncertain. In connection with such assessments, we perform a review of the subject properties, which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, the review will not permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We cannot assure you that we will be able to acquire properties at acceptable prices because the competition for producing oil and gas properties is intense and many of our competitors have financial and other resources that are substantially greater than those available to us.

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

     Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be found. The cost of drilling and completing wells is often uncertain. Oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	weather conditions;

•	shortages in experienced labor; and

•	shortages or delays in the delivery of equipment.

     The prevailing prices of oil and natural gas also affect the cost of and the demand for drilling rigs, production equipment and related services.

     We cannot assure you that the new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may be unprofitable. Drilling activities can result in dry wells and wells that are productive but do not produce sufficient net revenue after operating and other costs to recoup drilling costs.

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

     We have begun to explore for natural gas and oil in the deep waters of the Gulf of Mexico (water depths greater than 2,000 feet) where operations are more difficult than in shallower waters. Our deepwater drilling and operations require the application of recently developed technologies that involve a higher risk of mechanical failure. The deep waters of the Gulf of Mexico often lack the physical and oilfield service infrastructure present in the shallower waters. As a result, deepwater operations may require a significant amount of time between a discovery and the time that we can market the natural gas or oil, increasing the risks involved with these operations.

     During 2002, we experienced two separate production interruptions resulting from two named storms in the Gulf of Mexico. At the time, we maintained loss of production insurance to protect us against uncontrollable disruptions in production operations from events of this nature. However, we decided not to renew loss of production coverage effective May 1, 2003, based on our assessment of the cost to retain this policy as compared to the benefits we received as a result of production interruptions caused by these storms.

     We maintain insurance of various types to cover our operations, including maritime employer’s liability and comprehensive general liability. Coverage amounts are provided by primary and excess umbrella liability policies with ultimate limits of $100 million. In addition, we maintain up to $100 million in operator’s extra expense insurance, which provides coverage for the care, custody and control of wells drilled and/or completed plus re-drill and pollution coverage. The exact amount of coverage for each well is dependent upon its depth and location.

     We cannot assure you that our insurance will be adequate to cover losses or liabilities. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase. No assurance can be given that we will be able to maintain insurance in the future at rates we consider reasonable. The occurrence of a significant event, not fully insured or indemnified against, could have a material adverse affect on our financial condition and operations.

Terrorist attacks aimed at our facilities could adversely affect our business.

     The U.S. government has issued warnings that U.S. energy assets may be the future targets of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack at our facilities, or those of our purchasers, could have a material adverse affect on our financial condition and operations.

A majority of our production, revenue and cash flow from operating activities are derived from assets that are concentrated in a geographic area.

     Approximately 91% of our estimated proved reserves at December 31, 2003 and 94% of our production during 2003 were associated with our Gulf Coast Basin properties. Accordingly, if the level of production from these properties substantially declines, it could have a material adverse effect on our overall production level and our revenue.

Our debt level and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations and business prospects.

     As of December 31, 2003, we had $370.0 million in outstanding indebtedness. We have a borrowing base under our bank credit facility of $350 million with availability of an additional $157.9 million of borrowings as of March 1, 2004.

     The terms of the agreements governing our debt impose significant restrictions on our ability to take a number of actions that we may otherwise desire to take, including:

•	incurring additional debt;

•	paying dividends on stock, redeeming stock or redeeming subordinated debt;

•	making investments;

•	creating liens on our assets;

•	selling assets;

•	guaranteeing other indebtedness;

•	entering into agreements that restrict dividends from our subsidiary to us;

•	merging, consolidating or transferring all or substantially all of our assets; and

•	entering into transactions with affiliates.

     Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences on our operations, including:

•	making it more difficult for us to satisfy our obligations under the indentures or other debt and increasing the risk that we may default on our debt obligations;

•	requiring us to dedicate a substantial portion of our cash flow from operating activities to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general business activities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	detracting from our ability to successfully withstand a downturn in our business or the economy generally;

•	placing us at a competitive disadvantage against other less leveraged competitors; and

•	making us vulnerable to increases in interest rates, because debt under our credit facility will be at variable rates.

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

     Competition in the Gulf Coast Basin and the Rocky Mountains is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. We compete with major oil and gas companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of our competitors have financial resources and exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete.

Our oil and gas operations are subject to various U.S. federal, state and local governmental regulations that materially affect our operations.

     Our oil and gas operations are subject to various U.S. federal, state and local laws and regulations. These laws and regulations may be changed in response to economic or political conditions. Regulated matters include: permits for exploration, development and production operations; limitations on our drilling activities in environmentally sensitive areas, such as wetlands and restrictions on the way we can release materials in the environment; bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs; reports concerning operations, the spacing of wells and unitization and pooling of properties; and taxation. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow of oil and gas wells below actual production capacity. In addition, the OPA requires operators of offshore facilities such as us to prove that they have the financial capability to respond to costs that may be incurred in connection with potential oil spills. Under OPA and other federal and state environmental statutes, the CERCLA and the RCRA, owners and operators of certain defined onshore and offshore facilities are strictly liable for spills of oil and other regulated substances, subject to certain limitations. Consequently, a substantial spill from one of our facilities subject to laws such as OPA, CERCLA and RCRA could require the expenditure of additional, and potentially significant, amounts of capital, or could have a material adverse effect on our earnings, results of operations, competitive position or financial condition. Federal, state and local laws regulate production, handling, storage, transportation and disposal of oil and gas, by-products from oil and gas and other substances, and materials produced or used in connection with oil and gas operations. We cannot predict the ultimate cost of compliance with these requirements or their impact on our earnings, operations or competitive position.

The loss of key personnel could adversely affect our ability to operate.

     Our operations are dependent upon a relatively small group of key management and technical personnel. We cannot assure you that individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with any of these individuals. The unexpected loss of the services of one or more of these individuals could have an adverse effect on us.

Hedging transactions may limit our potential gains.

     In order to manage our exposure to price risks in the marketing of our oil and natural gas, we periodically enter into oil and gas price hedging arrangements with respect to a portion of our expected production. Our hedging policy provides that, without prior approval of our board of directors, generally not more than 50% of our estimated production quantities may be hedged. These arrangements may include futures contracts on the NYMEX. While intended to reduce the effects of volatile oil and gas prices, such transactions, depending on the hedging instrument used, may limit our potential gains if oil and gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production is less than expected;

•	there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;

•	the counterparties to our futures contracts fail to perform the contracts; or

•	a sudden, unexpected event materially impacts oil or natural gas prices.

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

     D. Peter Canty, Stone’s Chief Executive Officer, and James H. Prince, Stone’s Chief Financial Officer, were granted net profit interests in some of Stone’s oil and gas properties acquired prior to our initial public offering in 1993. In addition, Michael E. Madden, Stone’s Vice President of Engineering, was granted an overriding royalty interest in some of Stone’s properties by an independent third party. At the time he was granted this interest, Mr. Madden was serving Stone as an independent engineering consultant. The recipients of net profits and overriding royalty interests are not required to pay capital costs incurred on the properties burdened by such interests.

     As a result of these transactions, a conflict of interest may exist between us and such directors and officers with respect to the drilling of additional wells or other development operations.

We do not pay dividends.

     We have never declared or paid any cash dividends on our common stock and have no intention to do so in the near future. The restrictions on our present or future ability to pay dividends are included in the provisions of the Delaware General Corporation Law and in certain restrictive provisions in the indenture executed in connection with our 81/4% Senior Subordinated Notes due 2011. In addition, we have entered into a credit facility that contains provisions that may have the effect of limiting or prohibiting the payment of dividends.

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

ITEM 2. PROPERTIES

     We have grown principally through the acquisition and subsequent development and exploitation of properties purchased from major and independent oil and gas companies. As of March 1, 2004, our property portfolio consisted of 60 active properties and 28 primary term leases in the Gulf Coast Basin and 33 active properties in the Rocky Mountains.

     As of January 1, 2004, we served as operator on 59% of our active properties, including a 67% operating percentage on our Gulf Coast Basin properties. The properties that we operate accounted for 78% of our year-end 2003 estimated proved reserves. This high operating percentage allows us to better control the timing, selection and costs of our drilling and production activities.

Oil and Natural Gas Reserves

     The information in this annual report on Form 10-K relating to Stone’s estimated oil and gas reserves and the estimated future net cash flows attributable thereto is based upon the reserve reports (the “Reserve Reports”) prepared as of December 31, 2003 by Atwater Consultants, Ltd., Ryder Scott Company, L.P., and Cawley, Gillespie & Associates, Inc., all independent petroleum engineers. These independent petroleum engineers reviewed 100% of our total proved reserves as of December 31, 2003. All product pricing and cost estimates used in the Reserve Reports are in accordance with the rules and regulations of the SEC, and, except as otherwise indicated, the reported amounts give no effect to federal or state income taxes otherwise attributable to estimated future cash flow from the sale of oil and natural gas. The present value of estimated future net cash flows has been calculated using a discount factor of 10%.

     You should not assume that the estimated future net cash flows or the present value of estimated future net cash flows, referred to in the table below, represent the fair value of our estimated oil and gas reserves. As required by the SEC, we determine estimated future net cash flows using period-end market prices for oil and gas without considering hedge contracts in place at the end of the period. Using the information contained in the Reserve Reports, the average 2003 year-end product prices for all of our properties were $31.79 per barrel of oil and $6.30 per Mcf of gas. The following table sets forth our estimated net proved oil and natural gas reserves and the present value of estimated future net cash flows before income taxes related to such reserves as of December 31, 2003.

				Percent
	Proved	Proved	Total	Proved
	Developed	Undeveloped	Proved	Developed
Oil (MBls)	45,128	14,034	59,162	76%
Natural gas (MMcf)	339,664	121,659	461,323	74%
Total oil and natural gas (MMcfe)	610,432	205,863	816,295	75%
Estimated future net cash flows before income taxes (in thousands)	$2,725,342	$907,966	$3,633,308	75%
Present value of estimated future net cash flows before income taxes (in thousands)	$1,853,478	$526,781	$2,380,259	78%

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein only represents estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. Results of drilling, testing and production subsequent to the date of an estimate may justify a revision of such estimates. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately produced. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geological success, prices, future production levels and costs that may not prove to be correct. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of these estimates depends on the accuracy of the assumptions upon which they are based.

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

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Acquisition costs, net of sales of unevaluated properties	$54,456	$14,071	$328,778
Development costs	109,507	96,426	119,426
Exploratory costs	175,864	86,063	176,679

Subtotal	339,827	196,560	624,883

Capitalized general and administrative costs and interest, net of fees and reimbursements	22,755	19,039	16,394
Asset retirement costs (1)	49,728	—	—

Total additions to oil and gas properties	$412,310	$215,599	$641,277

     (1) Recorded in connection with the application of Statement of Financial Accounting Standards No. 143.

     Productive Well and Acreage Data. The following table sets forth certain statistics regarding the number of productive wells and developed and undeveloped acreage as of December 31, 2003.

	Gross	Net
Productive Wells:
Oil (1):
Gulf Coast Basin	191.00	104.44
Rocky Mountain Basin	166.00	106.03

	357.00	210.47

Gas (2):
Gulf Coast Basin	174.00	119.66
Rocky Mountain Basin	59.00	26.95

	233.00	146.61

Total	590.00	357.08

Developed Acres:
Gulf Coast Basin	41,740.12	26,684.64
Rocky Mountain Basin	42,021.81	20,579.14

Total	83,761.93	47,263.78

Undeveloped Acres (3):
Gulf Coast Basin	452,913.00	314,896.68
Rocky Mountain Basin	219,432.49	151,062.73

Total	672,345.49	465,959.41

(1)	15 gross wells each have dual completions.

(2)	5 gross wells each have dual completions.

(3)	Leases covering approximately 5% of our undeveloped gross acreage will expire in 2004, 5% in 2005, 2% in 2006, 1% in 2007 and 4% in 2008. Leases covering the remainder of our undeveloped gross acreage (83%) are held by production.

     Drilling Activity. The following table sets forth our drilling activity for the periods indicated.

	Year Ended December 31,
	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive	24.00	20.81	15.00	10.59	22.00	13.84
Nonproductive	7.00	4.50	7.00	5.35	20.00	15.81
Development Wells:
Productive	20.00	13.64	22.00	10.64	20.00	12.03
Nonproductive	1.00	0.85	4.00	2.66	1.00	0.51

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

ITEM 3. LEGAL PROCEEDINGS

     Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Goodrich Petroleum Company-Lafitte, L.L.C. filed civil action number 2000-06437, in Harris County, Texas, against Stone Energy Corporation, seeking seismic data at Lafitte Field and unspecified damages. On October 29, 2003, after a trial of this matter, the jury awarded Goodrich Petroleum Company-Lafitte, L.L.C. damages in the amount of approximately $0.5 million. As of March 1, 2004, the court had not entered a judgement in this case. There has been no indication whether the plaintiff will appeal this decision. We are evaluating whether an appeal will be filed by Stone.

     We are named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of our stockholders during the fourth quarter of 2003.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     We announced that effective April 1, 2004, D. Peter Canty will retire as President and Chief Executive Officer. Mr. Canty will continue to serve as one of our directors. Effective April 1, 2004, Mr. David H. Welch will become President, Chief Executive Officer and a director of Stone. Mr. Welch most recently served as Senior Vice President of BP America, Inc.

     The following table sets forth information regarding the names, ages (as of March 1, 2004) and positions held by each of our executive officers, followed by biographies describing the business experience of our executive officers for at least the past five years. Our executive officers serve at the discretion of the board of directors.

Name	Age	Position
D. Peter Canty	57	President, Chief Executive Officer and Director
Andrew L. Gates, III	56	Vice President, General Counsel and Secretary
Craig L. Glassinger	56	Senior Vice President – Planning, Acquisitions and Analysis
E. J. Louviere	55	Vice President – Land
Michael E. Madden	58	Vice President – Engineering
J. Kent Pierret	48	Vice President, Chief Accounting Officer and Treasurer
James H. Prince	61	Senior Vice President and Chief Financial Officer
Gerald G. Yunker	47	Vice President – Resources

     D. Peter Canty was named Chief Executive Officer on January 1, 2001 and President in March 1994. He has also served as a Director since March 1993. Mr. Canty will resign as President and Chief Executive Officer effective April 1, 2004. He has been employed by Stone Energy since its inception in 1993.

     Andrew L. Gates, III has served as Vice President, General Counsel and Secretary since August 1995.

     Craig L. Glassinger was named Senior Vice President – Planning, Acquisitions and Analysis in April 2002. From December 1995 to February 2001 he served as Vice President – Acquisitions and from February 2001 until April 2002 as Vice President – Resources.

     E. J. Louviere has served as Vice President – Land since June 1995. He has been employed by Stone since its inception in 1993.

     Michael E. Madden was named Vice President – Engineering in March 2002. Previously, he served as the Lafayette District Manager from February 2001 to March 2002. He has been employed by Stone Energy since its inception in 1993 as a reservoir engineer.

     J. Kent Pierret was named Vice President and Chief Accounting Officer in June 1999. Mr. Pierret was named Treasurer in February 2004. Prior to June 1999, he was a partner in the firm of Pierret, Veazey & Co., CPAs (and its predecessors) from May 1988 to May 1999, which performed a substantial amount of our financial reporting, tax compliance and financial advisory services.

     James H. Prince was named Chief Financial Officer in August 1999. He previously served as Chief Accounting Officer and Controller from 1993 to June 1999 and Treasurer from June 1999 to February 2004. In April 2002, he became a Senior Vice President. He has been employed by Stone Energy since its inception in 1993.

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

	High	Low
2002
First Quarter	$39.24	$32.15
Second Quarter	43.90	36.40
Third Quarter	40.44	29.15
Fourth Quarter	34.92	28.65
2003
First Quarter	$36.20	$30.75
Second Quarter	44.68	33.42
Third Quarter	42.08	34.40
Fourth Quarter	43.00	34.54
2004
First Quarter (through March 1, 2004)	$46.42	$40.55

     On March 1, 2004, the last reported sales price on the New York Stock Exchange Composite Tape was $46.38 per share. As of that date, there were 203 holders of record of our common stock.

Dividend Restrictions

     In the past, we have not paid cash dividends on our common stock, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and development of our business. The restrictions on our present or future ability to pay dividends are included in the provisions of the Delaware General Corporation Law and in certain restrictive provisions in the indenture executed in connection with our 81/4% Senior Subordinated Notes due 2011. In addition, we have entered into a credit facility that contains provisions that may have the effect of limiting or prohibiting the payment of dividends.

Equity Compensation Plan Information

     Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth a summary of selected historical financial information for each of the years in the five-year period ended December 31, 2003. This information is derived from our Financial Statements and the notes thereto. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Statement of Operations Data:
Operating revenue:
Oil production	$174,139	$155,913	$103,053	$118,628	$70,025
Gas production	334,166	221,582	292,446	263,310	148,390

Total operating revenue	508,305	377,495	395,499	381,938	218,415

Operating expenses:
Normal lease operating expenses	61,382	60,952	47,564	41,474	33,372
Major maintenance expenses	11,404	15,721	6,508	6,538	1,115
Production taxes	5,975	5,039	6,408	7,607	2,933
Depreciation, depletion and amortization	170,845	160,762	158,893	110,859	101,105
Accretion expense	6,292	—	—	—	—
Write-down of oil and gas properties	—	—	237,741	—	—
Derivative expense	8,711	15,968	2,604	—	—
Bad debt expense (1)	—	—	2,343	—	—
Salaries, general and administrative expenses	14,870	13,190	13,004	12,725	10,764
Incentive compensation expense	2,636	851	523	1,722	1,510

Total operating expenses	282,115	272,483	475,588	180,925	150,799

Income (loss) from operations	226,190	105,012	(80,089)	201,013	67,616

Other (income) expenses:
Interest expense	19,132	23,111	4,895	9,395	15,186
Other expense	538	—	—	—	—
Early extinguishment of debt	4,661	—	—	—	—
Merger expenses	—	—	25,785	1,297	—
Other income	(3,133)	(3,328)	(2,997)	(4,228)	(2,349)

Total other expenses	21,198	19,783	27,683	6,464	12,837

Income (loss) before income taxes	204,992	85,229	(107,772)	194,549	54,779
Income tax provision (benefit)	71,747	29,830	(36,397)	68,092	17,713

Income (loss) before cumulative effects of accounting changes, net of tax	133,245	55,399	(71,375)	126,457	37,066
Cumulative effects of accounting changes, net of tax (2)	1,225	—	—	—	—

Net income (loss)	$134,470	$55,399	$(71,375)	$126,457	$37,066

Earnings and dividends per common share:
Income (loss) before cumulative effects of accounting changes per share	$5.05	$2.10	$(2.73)	$4.90	$1.61

Earnings (loss) per common share	$5.10	$2.10	$(2.73)	$4.90	$1.61

Income (loss) before cumulative effects of accounting changes per share assuming dilution	$5.02	$2.09	$(2.73)	$4.80	$1.58

Earnings (loss) per common share assuming dilution	$5.07	$2.09	$(2.73)	$4.80	$1.58

Cash dividends declared	—	—	—	—	—
Cash Flow Data:
Net cash provided by operating activities	$391,539	$222,921	$315,617	$302,082	$123,010
Net cash used in investing activities	(341,908)	(216,600)	(656,847)	(258,637)	(158,567)
Net cash provided by (used in) financing activities	(60,140)	8,133	275,828	17,461	42,327
Balance Sheet Data (at end of period):
Working capital (deficit)	$(38,474)	$(1,213)	$(18,097)	$53,065	$12,509
Oil and gas properties, net	1,317,933	1,047,936	993,906	747,574	587,661
Total assets	1,434,277	1,179,371	1,101,783	944,104	706,958
Long-term debt, less current portion	370,000	431,000	426,000	148,000	134,000
Stockholders’ equity	710,277	577,488	530,025	587,577	452,870

(1)	Relates to 100% allowance for production receivable due from Enron North America.

(2)	Cumulative effects of accounting changes related to the adoption of SFAS No. 143 and change to the Units of Production method of DD&A.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion is intended to assist in understanding our financial position and results of operations for each of the years in the three-year period ended December 31, 2003. Our Financial Statements and the notes thereto, which are found elsewhere in this Form 10-K contain detailed information that should be referred to in conjunction with the following discussion. See “Item 8. – Financial Statements and Supplementary Data.”

Executive Overview

     We are an independent oil and gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties onshore and in the Gulf of Mexico and in several basins in the Rocky Mountains. Our business strategy, which has remained consistent since 1993, is to increase reserves, production and cash flow through the acquisition, exploitation and development of mature properties located primarily in the Gulf Coast Basin. Our revenue, profitability and future rate of growth are dependent upon the prices of oil and natural gas. Over the last few years, the prices of oil and gas have been highly volatile. The increased volatility is attributable to a variety of factors impacting supply and demand, including weather conditions, political events and economic events we can neither control nor predict.

     Effective April 1, 2004, D. Peter Canty will retire as President and Chief Executive Officer. The Board of Directors has elected David H. Welch as President, Chief Executive Officer and a Director of Stone effective April 1, 2004.

     Over the last several years, we have financed our drilling budget primarily with cash flow from operating activities. We accessed the capital markets and issued debt securities to finance the $300 million property acquisition from Conoco, Inc. on December 31, 2001.

     2003 Highlights.

     Our primary 2003 goals were to grow production and reserves and lower debt levels. Although total production volumes during 2003 did not exceed volumes produced during 2002, we did achieve other goals indicated below:

•	Record Reserve Additions from Drilling – At December 31, 2003, our estimated total proved reserves were 816.3 Bcfe, which represents a 9% growth over prior year estimates and a 167% replacement of 2003 production volumes, 143% of which was achieved through drilling.

•	Drilling Success – During 2003, of the 52 wells we drilled 44 were productive, 85% rate of success.

•	Record Level of Revenue – Oil and gas revenue totaled $508.3 million, or 35% higher than 2002 revenue of $377.5 million.

•	Reduced Long-Term Debt –During 2003, we had net repayments of long-term debt of $61 million through the redemption of our 8¾% Senior Subordinated Notes and repayments on our bank credit facility. As a result of these repayments and a 143% increase in net income for 2003, our debt-to-book capital ratio at December 31, 2003 improved to 34% versus 43% on December 31, 2002.

•	MMS SAFE Award Finalist – Stone has been recognized by the MMS as one of five 2003 SAFE Award Finalists for “High Activity Operators.”

     2004 Outlook.

     Based on our outlook of commodity prices and our estimated production, we expect to finance our 2004 capital program with cash flow from operating activities. We have hedged a portion of our estimated 2004 Gulf Coast Basin production at prices of $3.50 per MMBtu of natural gas and $25.00 per barrel of oil. In addition, we have swap contracts for a portion of our estimated production from the Rocky Mountains at a price of $3.42 per MMBtu of natural gas.

     Our 2004 capital expenditures budget is approximately $280 million, excluding acquisitions and capitalized interest and general and administrative expenses. To the extent that 2004 cash flow from operating activities exceeds our estimated 2004 capital expenditures, we plan to pay down a portion of our existing debt. If cash flow from operating activities during 2004 is not sufficient to fund estimated 2004 capital expenditures, we believe that our bank credit facility, under which we have $157.9 million of available borrowings at March 1, 2004, will provide us with adequate liquidity.

     We have begun to explore for natural gas and oil in the deep waters of the Gulf of Mexico (water depths greater than 2,000 feet) where operations are more difficult than in shallower waters. A team of experienced technical personnel has been established to evaluate potential prospects and opportunities with other operators. We have identified one prospect that we expect to drill during 2004 in the deep water.

Results of Operation

     The following table sets forth certain operating information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and gas reserves. See “Item 2. Properties – Oil and Gas Reserves.”

	Year Ended December 31,
	2003	2002	2001
Production:
Oil (MBbls)	5,727	6,237	4,023
Gas (MMcf)	62,536	67,027	68,236
Oil and gas (MMcfe)	96,898	104,449	92,374
Average prices: (1)
Oil (per Bbl)	$30.41	$25.00	$25.62
Gas (per Mcf)	5.34	3.31	4.29
Oil and gas (per Mcfe)	5.25	3.61	4.28
Expenses (per Mcfe):
Normal lease operating expenses (2)	$0.63	$0.58	$0.51
Salaries, general and administrative expenses	0.15	0.13	0.14
DD&A expense on oil and gas properties	1.73	1.52	1.70
Proved Reserves at December 31:
Oil (MBbls)	59,162	52,019	55,391
Gas (MMcf)	461,323	438,652	442,669
Oil and gas (MMcfe)	816,295	750,766	775,015

(1)	Includes the settlement of hedging contracts.

(2)	Excludes major maintenance expenses.

     2003 Compared to 2002. For the year 2003, we reported net income totaling $134.5 million, or $5.07 per share, compared to net income for the year ended December 31, 2002 of $55.4 million, or $2.09 per share. The variance in annual results was due to the following components:

     Production. During 2003, production volumes decreased 7% to 96.9 Bcfe compared to 104.4 Bcfe produced during 2002. Oil production during 2003 totaled approximately 5.7 million barrels compared to 2002 oil production of 6.2 million barrels, while natural gas production during 2003 totaled approximately 62.5 billion cubic feet compared to 67.0 billion cubic feet produced during 2002. The decrease in overall 2003 production, compared to 2002, was primarily the result of delays in initial production from certain discoveries made in 2003 combined with production shut-ins for weather and rig mobilization and from natural production declines.

     Prices. Prices realized during 2003 averaged $30.41 per barrel of oil and $5.34 per Mcf of gas compared to 2002 average realized prices of $25.00 per barrel of oil and $3.31 per Mcf of gas. On a gas equivalent basis, average 2003 prices were 45% higher than prices realized during 2002. All unit pricing amounts include the settlement of hedging contracts.

     From time to time, we enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During 2003, hedging transactions decreased the average price we received for natural gas by $0.03 per Mcf, compared to a net increase of $0.13 per barrel and a net increase of $0.08 per Mcf realized during 2002. We had no hedges in place for 2003 oil production.

     Oil and Gas Revenue. As a result of 45% higher realized prices on a gas equivalent basis, offset in part by a 7% decline in production, oil and gas revenue increased 35% to $508.3 million in 2003 from $377.5 million during 2002.

     Expenses. During 2003, we incurred normal lease operating expenses of $61.4 million, compared to $61.0 million incurred during 2002. On a unit of production basis, 2003 normal lease operating expenses were $0.63 per Mcfe as compared to $0.58 per Mcfe for 2002.

     Major maintenance expenses, which represent unpredictable repairs and maintenance costs that vary from year to year, totaled $11.4 million in 2003 compared to $15.7 million in 2002.

     Effective January 1, 2003, management elected to change to the Units of Production (UOP) method of amortizing proved oil and gas property costs from the formerly used Future Gross Revenue (FGR) method. Under the UOP method, the quarterly provision for depreciation, depletion and amortization (DD&A) is computed by dividing production volumes for the period by the total proved reserves, and applying the respective rate to the net cost of proved oil and gas properties, including future development costs. Under the FGR method, the DD&A rate was calculated by dividing revenue for the period by future gross revenue. Management believes that this change in method is preferable because it removes fluctuations in DD&A expense caused by product pricing volatility within a reporting period and is a method more widely used in the oil and gas industry. The cumulative effect of the change in accounting principle of $4.0 million, net of tax, was recorded as a charge during 2003.

     DD&A expense on oil and gas properties under the UOP method for 2003 totaled $168.0 million, or $1.73 per Mcfe. Under the FGR method, DD&A expense during 2002 was $158.3 million, or $1.52 per Mcfe. DD&A expense, as adjusted for the new method of accounting, would have been $166.9 million, or $1.60 per Mcfe, for 2002. The increase in DD&A per Mcfe is attributable to the unit cost of current year reserve additions, including increases in future development costs, exceeding the per unit amortizable base as of the beginning of the year. DD&A under the FGR method for the year ended December 31, 2002 was positively impacted by higher period-end oil and gas prices for 2002. See Accounting Matters and Critical Accounting Policies – Changes in Accounting Principles.

     During 2003, we incurred $6.3 million of accretion expense related to the January 1, 2003 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”

     Due to our progress in reaching certain of our annual performance goals, incentive compensation expense increased to $2.6 million during 2003 compared to $0.9 million during 2002.

     Derivative expenses represent primarily the cost of put contracts charged to earnings as the contracts settle during the respective periods. During 2003, we incurred derivative expenses of $8.7 million compared to $16.0 million in 2002. The decline in derivative expenses in 2003 is the result of no oil put contracts for 2003 production volumes and a lower cost of our natural gas put contracts.

     Effective September 30, 2003, we redeemed our outstanding $100 million aggregate principal amount of 8¾% Senior Subordinated Notes due 2007 with cash and borrowings available under our bank credit facility. As a result of the redemption of these Notes and repayments on the bank credit facility of $61.0 million, interest expense during 2003 was 17% lower than 2002. Interest expense for 2003 totaled $19.1 million, net of $8.6 million of capitalized interest, compared to interest of $23.1 million, net of $8.5 million of capitalized interest, during 2002.

     Reserves. At December 31, 2003, our estimated proved oil and gas reserves totaled 816.3 Bcfe, compared to December 31, 2002 reserves of 750.8 Bcfe. The 9% increase in estimated proved reserves during 2003 was the combined result of drilling results and acquisitions made during the year. Estimated proved natural gas reserves totaled 461.3 Bcf and estimated proved oil reserves totaled 59.2 MMBbls at the end of 2003. The reserve estimates were prepared by independent petroleum consultants in accordance with guidelines established by the SEC.

     Our present values of estimated future net cash flows before income taxes were $2.4 billion and $1.8 billion at December 31, 2003 and 2002, respectively. You should not assume that the present values of estimated future net cash flows represent the fair value of our estimated oil and natural gas reserves. As required by the SEC, we determine the present value of estimated future net cash flows using market prices for oil and gas on the last day of the fiscal period. The average year-end oil and gas prices on all of our properties used in determining these amounts, excluding the effects of hedges in place at year-end, were $31.79 per barrel and $6.30 per Mcf for 2003 and $30.41 per barrel and $4.86 per Mcf for 2002.

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

     Interest expense for 2002 increased to $23.1 million, compared to $4.9 million during 2001 due to the issuance of the 81/4% Senior Subordinated Notes and borrowings under our bank credit facility to finance our $300 million acquisition in December 2001.

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

     Reserves. At December 31, 2002, our estimated proved oil and gas reserves totaled 750.8 Bcfe, compared to December 31, 2001 reserves of 775.0 Bcfe. The 3% decline in estimated proved reserves during 2002 was the combined result of 2002’s record production, the exploration portion of our drilling program providing less than expected reserve additions and the lack of a material acquisition during 2002. Estimated proved natural gas reserves totaled 438.7 Bcf and estimated proved oil reserves totaled 52.0 MMBbls at the end of 2002. The reserve estimates were prepared by independent petroleum consultants in accordance with guidelines established by the SEC.

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

Liquidity and Capital Resources

     Cash Flow and Working Capital. Net cash flow provided by operating activities for 2003 was $391.5 million compared to $222.9 million and $315.6 million reported in 2002 and 2001, respectively. The increase in net cash flow provided by operating activities was primarily attributable to an increase oil and gas revenue generated from 45% higher average realized prices on a gas equivalent basis during 2003, offset in part by a 7% decrease in production volumes from the corresponding period. Based on our outlook of commodity prices and our estimated production, we expect to finance our 2004 capital expenditures program with cash flow from operating activities.

     Net cash flow used in investing activities totaled $341.9 million, $216.6 million and $656.8 million during 2003, 2002 and 2001, respectively, which primarily represents our investment in oil and gas properties. Net cash used in investing activities in 2001 includes the $300 million acquisition of eight producing properties from Conoco.

     Net cash flow provided by (used in) financing activities totaled ($60.1) million, $8.1 million and $275.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The cash flow used in financing activities during 2003 was the result of the $61.0 million of repayments under the amended credit facility. Net cash flow provided by financing activities in 2001 includes $200.0 million of proceeds from the issuance of 8¼% Senior Subordinated Notes in connection with the acquisition from Conoco. As a result of these activities, cash and cash equivalents decreased from $27.6 million as of December 31, 2002 to $17.1 million as of December 31, 2003.

     We had a working capital deficit at December 31, 2003 of $38.5 million. Working capital deficits are not unusual at the end of a period, and are usually the result of accounts payable related to exploration and development costs. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. Liquidity is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities. See Bank Credit Facility.

     Capital Expenditures. Capital expenditures during 2003 totaled $412.3 million and included $49.7 million of asset retirement costs associated with SFAS No. 143, $14.2 million of capitalized general and administrative costs, net of overhead reimbursements, and $8.6 million of capitalized interest. These investments were financed by cash flows from operating activities, borrowings under our bank credit facility and working capital.

     Our 2004 capital expenditures budget, excluding acquisitions and capitalized interest and general and administrative expenses, is approximately $280.0 million, or 2% less than our 2003 capital expenditures, excluding acquisitions, asset retirement costs and capitalized interest and general and administrative expenses. Based on our outlook of commodity prices and our estimated production, we expect to finance our 2004 capital program with cash flow from operating activities.

     To the extent that 2004 cash flow from operating activities exceeds our estimated 2004 capital expenditures, we plan to pay down a portion of our existing debt. If cash flow from operating activities during 2004 is not sufficient to fund estimated 2004 capital expenditures, we believe that our bank credit facility will provide us with adequate liquidity.

     We do not budget acquisitions; however, we are currently evaluating opportunities that fit our specific acquisition profile. One or a combination of certain of these possible transactions could fully utilize our existing sources of capital. Although we have no plans to access the public markets for purposes of capital, if the opportunity arose, we would consider such funding sources to provide capital in excess of what is currently available to us.

     Production Marketing Risk. We may not receive payment for a portion of our future production. We have attempted to diversify our sales and obtain credit protections such as letters of credit, parental guarantees and prepayments from certain of our purchasers. We are unable to predict, however, what impact the financial difficulties of certain purchasers may have on our future results of operations and liquidity.

     Reserve Replacement Risk. In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rate depends on reservoir characteristics. Our proved reserves are primarily derived from Gulf of Mexico reservoirs. Gulf of Mexico reserves tend to be recovered quickly through production with associated steep declines, while declines in other regions after initial flush production tend to be relatively low. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration drilling activities. Our future natural gas and oil production, and corresponding revenues and cash flows, are highly dependent upon our level of success in finding or acquiring additional reserves. During 2003, proved reserve additions replaced 167% of our total production volumes for the year.

     Bank Credit Facility. At December 31, 2003, we had $170.0 million of borrowings outstanding under our credit facility and letters of credit totaling $13.1 million had been issued pursuant to the facility. We have a borrowing base under the credit facility of $350 million, with availability of an additional $157.9 million in borrowings as of March 1, 2004. Our borrowing base under the credit facility, which is re-determined periodically, is based on an amount established by the bank group after its evaluation of our proved oil and gas reserve values.

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

     Hedging. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk – Commodity Price Risk.”

Contractual Obligations and Other Commitments

     The following table summarizes our significant contractual obligations and commitments, other than hedging contracts, by maturity as of December 31, 2003.

		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Contractual Obligations and Commitments:
8¼% Senior Subordinated Notes due 2011	$200,000	$—	$—	$—	$200,000
Bank credit facility (1)	170,000	—	170,000	—	—
Letters of credit (1)	13,084	—	13,084	—	—
Asset retirement obligations	249,812	1,411	1,165	3,243	243,993
Operating lease obligations	1,701	954	747	—	—

Total Contractual Obligations and Commitments	$634,597	$2,365	$184,996	$3,243	$443,993

(1) The bank credit facility and related letters of credit mature on June 20, 2005.

Forward-Looking Statements

     Certain of the statements set forth under this item and elsewhere in this Form 10-K are forward-looking and are based upon assumptions and anticipated results that are subject to numerous risks and uncertainties. See “Item 1. Business — Forward-Looking Statements” and "— Risk Factors.”

Accounting Matters and Critical Accounting Policies

     Changes in Accounting Principles. Effective January 1, 2003, management elected to change to the units of production (“UOP”) method of amortizing proved oil and gas property costs from the previously used future gross revenue method. Under the UOP method, the quarterly provision for DD&A is computed by dividing production volumes, instead of revenue, for the period by the total proved reserves, instead of future gross revenue, as of the beginning of the period, and similarly applying the respective rate to the net cost of proved oil and gas properties, including future development costs. Management believes that this change in method is preferable because it removes fluctuations in DD&A expense caused by product pricing volatility within a reporting period and is a method more widely used in the oil and gas industry. As a result of the change in accounting principle, we recognized a charge against our 2003 net income for the cumulative transition adjustment of $4.0 million, net of tax.

     In addition, management elected to begin recognizing production revenue under the Entitlement method of accounting effective January 1, 2003. Under this method, revenue is deferred for deliveries in excess of our net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. The cumulative effect of adoption of the Entitlement method is immaterial.

     Asset Retirement Obligations. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement requires us to record our estimate of the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. Asset retirement obligations relate to the removal of facilities and tangible equipment at the end of an oil and gas property’s useful life. The adoption of SFAS No. 143 requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital. We adopted SFAS No. 143 on January 1, 2003. Upon adoption, we recognized a gain for a cumulative transition adjustment of $5.3 million, net of tax, for existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. In addition, we recorded a $32.1 million increase in the capitalized costs of our oil and gas properties, net of accumulated depreciation, and recognized $76.3 million in additional liabilities related to asset retirement obligations. As required by SFAS No. 143, our estimate of our asset retirement obligations does not give consideration to the value the related assets could have to other parties.

     Full Cost Method. We use the full cost method of accounting for our oil and gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs, including certain related employee costs and general and administrative costs (less any reimbursements for such costs), incurred for the purpose of acquiring and finding oil and gas are capitalized. Unevaluated property costs are excluded from the amortization base until we have made a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to the full cost pool and thereby subject to amortization. Sales of oil and gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

     We amortize our investment in oil and gas properties through DD&A using the UOP method. See “Changes in Accounting Principles” above.

     We capitalize a portion of the interest costs incurred on our debt. Capitalized interest is calculated using the amount of our unevaluated property costs and our weighted-average borrowing rate. We also capitalize the portion of employee, general and administrative expenses that are attributable to our acquisition, exploration and development activities.

     Generally accepted accounting principles allow the choice of two acceptable methods for accounting for oil and gas properties. The successful efforts method is the allowable alternative to the full cost method. The primary differences between the two methods are in the treatment of exploration costs and in the computation of DD&A. Under the full cost method, all exploratory costs are capitalized while under the successful efforts method exploratory costs associated with unsuccessful exploratory wells and all geological and geophysical costs are expensed. Under full cost accounting, DD&A is computed on cost centers represented by entire countries while under successful efforts cost centers are represented by properties, fields or reservoirs.

     Under the full cost method of accounting, we are required to periodically compare the present value of estimated future net cash flows from proved reserves (based on period-end commodity prices and excluding cash flows related to estimated abandonment costs), net of related tax effect, to the net capitalized costs of proved oil and gas properties, including estimated capitalized abandonment costs, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows.

     Stock-Based Compensation. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which became effective with respect to us in 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current Accounting Principles Board Opinion No. 25 (“APB 25”) method whereby no compensation cost is recognized upon grant if certain requirements are met. We have continued to account for our stock-based compensation under APB 25. The Notes to Consolidated Financial Statement provide pro forma information assuming compensation expense for stock-based compensation plans had been determined consistent with the expense recognition provisions under SFAS No. 123.

     Recent Accounting Developments. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIEs”). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46, which among other things, deferred the effective date for certain variable interest created prior to January 31, 2003. The Company adopted FIN 46, as revised, as of December 31, 2003, which had no impact on the financial statements.

     We have taken note of a July 2003 inquiry to the Financial Accounting Standards Board regarding whether or not contract-based oil and gas mineral rights held by lease or contract (“mineral rights”) should be recorded or disclosed as intangible assets. The inquiry presents a view that these mineral rights are intangible assets as defined in SFAS No. 141, “Business Combinations,” and, therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141, and SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective for transactions subsequent to June 30, 2001 with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statement, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. We do not believe that SFAS No. 141 or 142 changes the classification of oil and gas mineral rights and we continue to classify these assets as part of oil and gas properties. The Emerging Issues Task Force (“EITF”) has added the treatment of oil and gas mineral rights to an upcoming agenda, which may result in a change in how we classify these assets. Since June 2001, our only significant acquisition of mineral rights was the December 2001 acquisition from Conoco totaling approximately $300 million. We estimate that of the total purchase price, approximately 70% would be classified as intangible based upon our understanding of the issue before the EITF. Using our historical DD&A rate under the UOP method, the intangible asset would be approximately $160 million, net of accumulated DD&A, as of December 31, 2003.

     Based on our understanding of the issue before the EITF, if all mineral rights associated with unevaluated property and producing reserves were deemed to be intangible assets:

•	mineral rights with proved reserves that were acquired after June 30, 2001 and mineral rights with no proved reserves would be classified as intangible assets and would not be included in oil and gas properties on our consolidated balance sheet;

•	results of operations and cash flows would not be affected because developed mineral rights would continue to be amortized in accordance with full cost accounting rules; and

•	disclosures required by SFAS Nos. 141 and 142 relative to intangibles would be included in the notes to our financial statements.

     If the accounting for mineral rights is ultimately changed, transitional guidance for intangible assets permits the reclassification of only amounts acquired after the effective date of SFAS Nos. 141 and 142 if records were not previously maintained to track acquisition costs based on their intangible or tangible nature. Lack of these records prior to the effective date could result in the loss of comparability between historical balances of tangible and intangible asset balances and among companies in the industry.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for DD&A, unevaluated property costs, estimated future net cash flow from proved reserves, taxes, costs to abandon oil and gas properties, reserves of accounts receivable, capitalized employee, general and administrative costs, fair value of financial instruments, the purchase price allocation on properties acquired and contingencies.

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

     Deferred Income Taxes. Deferred income taxes have been determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2003, we had a net deferred tax liability of $127.5 million, which amount was calculated based on our assumption that it is more likely than not that we will have sufficient taxable income in future years to utilize certain tax attribute carryforwards.

     For a more complete discussion of our accounting policies and procedures see our Notes to Consolidated Financial Statements beginning on page F-8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse changes in commodity prices and operating costs. Assuming a 10% decline in realized oil and natural gas prices, including the effects of hedging contracts, our diluted net income per share would have declined approximately 24%. Assuming the costs to operate our properties, including lease operating and major maintenance expenses, increased 10%, our diluted earnings per share would have declined approximately 4%. These results indicate our sensitivity to changes in market conditions as it relates to commodity prices and operating costs.

Commodity Price Risk

     Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Oil and gas price declines and volatility could adversely affect our revenues, cash flow from operating activities and profitability. In order to manage our exposure to oil and gas price declines, we occasionally enter into oil and gas price hedging arrangements to secure a price for a portion of our expected future production. We do not enter into hedging transactions for trading purposes. While intended to reduce the effects of volatile oil and gas prices, such transactions, depending on the hedging instrument used, may limit our potential gains if oil and gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production is less than expected;

•	there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;

•	the counterparties to our hedging contracts fail to perform the contracts; or

•	a sudden, unexpected event materially impacts oil or natural gas prices.

     Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors.

     Hedging. We realized a net decrease in revenue during 2003 from our hedging contracts of $1.6 million. During the year we hedged 37,775 BBtus of natural gas, which represented approximately 60% of our 2003 gas production. There were no oil hedges during 2003. During 2002, we realized a net increase in revenue from our hedging transactions of $6.0 million. Our contracts totaled 4,218 MBbls of oil and 24,940 BBtus of gas, which represented approximately 68% and 37%, respectively, of our oil and gas production for the year. During 2001, we realized a net decrease in revenue from our hedging transactions of $1.8 million. Our contracts totaled 1,278 MBbls of oil and 29,300 BBtus of gas, which represented approximately 32% and 43%, respectively, of our oil and gas production for the year.

     Our put contracts are with Bank of America, Bank of Montreal, Bank One and J. Aron & Company (a subsidiary of Goldman Sachs). Put contracts are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above that floor.

     In October 2002, we reached an agreement with Enron North America Corp. to purchase the natural gas swap contract settling subsequent to October 2002 for $5.9 million. We amortized $3.6 million of derivative expenses during 2003 related to previously recorded other comprehensive loss from the swap contract.

     During 2003, we recognized $8.7 million of derivative expenses, of which $5.1 million represents the historical cost charged to earnings associated with put contracts that settled during the year.

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

     In addition to put contracts, we utilized fixed-price swaps to hedge a portion of our future gas production from the Rocky Mountains. Our swap contracts are with Bank of America. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price.

     The following tables show our hedging positions as of March 1, 2004:

Put Contracts
	Natural Gas			Oil
	Daily		Unamortized	Daily		Unamortized
	Volumes		Cost	Volumes		Cost
	(MMBtus/d)	Floor	(millions)	(Bbls/d)	Floor	(millions)
2004	90,000	$3.50	$2.0	7,500	$25.00	$1.5

	Fixed Price Gas Swaps
	Daily
	Volume
	(MMBtus/d)	Price
2004	15,000	$3.42
2005	15,000	3.42

     Interest Rate Risk

     On September 30, 2003, we redeemed our outstanding 8¾% Senior Subordinated Notes due 2007 with $90.0 million of borrowings under our bank credit facility and available cash. As a result, Stone had long-term debt outstanding of $370.0 million at December 31, 2003, of which $200.0 million, or approximately 54%, bears interest at a fixed rate of 8¼%. The remaining $170.0 million of debt outstanding at December 31, 2003 bears interest at a floating rate. At December 31, 2003, the weighted average interest rate under our floating-rate debt was approximately 2.6%. At December 31, 2003, we had no interest rate hedge positions in place to reduce our exposure to changes in interest rates. Assuming a 200 basis point increase in market interest rates during 2003, our interest expense, net of capitalization, would have increased approximately $1.0 million, net of taxes, resulting in a $0.01 per diluted share reduction in earnings.

     Fair Value of Financial Instruments

     The fair value of cash and cash equivalents, net accounts receivable, accounts payable and bank debt approximated book value at December 31, 2003. At December 31, 2003, the fair value of the 8¼% Senior Subordinated Notes due 2011 totaled $218.0 million. The fair value of the Notes has been estimated based on quotes from brokers. Our put and swap contracts are recorded on the balance sheet at fair value, which is obtained from counter-parties to the contracts.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

               Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer believe:

•	Stone’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Stone in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	Stone’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Stone in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to Stone’s management, including Stone’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

     There has not been any change in our internal control over financial reporting that occurred during our year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item 4A – Executive Officers of the Registrant for information regarding our executive officers.

     Additional information required by Item 10, including information regarding our audit committee financial experts, is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held on May 20, 2004. The Company has made available free of charge on its Internet Web Site (www.StoneEnergy.com) the Code of Business Conduct and Ethics applicable to all employees of the Company including the chief executive officer, chief financial officer and principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held on May 20, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held on May 20, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held on May 20, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Item 14 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held on May 20, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

The following consolidated financial statements, notes to the consolidated financial statements and the Report of Independent Auditors thereon are included on pages F-1 through F-25 of this Form 10-K:

Report of Independent Auditors

Consolidated Balance Sheet as of December 31, 2003 and 2002

Consolidated Statement of Operations for the three years in the period ended December 31, 2003

Consolidated Statement of Cash Flows for the three years in the period ended December 31, 2003

Consolidated Statement of Changes in Stockholders’ Equity for the three years in the period ended December 31, 2003

Consolidated Statement of Comprehensive Income for the three years in the period ended December 31, 2003

Notes to the Consolidated Financial Statements

     2. Financial Statement Schedules:

     All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

     3. Exhibits:

3.1	—	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	—	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.3	—	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

*3.4	—	Amendment to Restated Bylaws of the Registrant.

4.1	—	Rights Agreement, with exhibits A, B and C thereto, dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-12074)).

4.2	—	Indenture between Stone Energy Corporation and Texas Commerce Bank, National Association dated as of September 19, 1997 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 dated October 22, 1997 (File No. 333-38425)).

4.3	—	Amendment No. 1, dated as of October 28, 2000, to Rights Agreement dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-51968)).

4.4	—	Indenture between Stone Energy Corporation and JPMorgan Chase Bank dated December 10, 2001 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-81380)).

†10.1	—	Stone Energy Corporation 1993 Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

†10.2	—	Deferred Compensation and Disability Agreements between TSPC and D. Peter Canty dated July 16, 1981, and between TSPC and Joe R. Klutts and James H. Prince dated August 23, 1981 and September 20, 1981, respectively (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

†10.3	—	Conveyances of Net Profits Interests in certain properties to D. Peter Canty and James H. Prince (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

†10.4	—	Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.5	—	Stone Energy Corporation 2000 Amended and Restated Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for Stone’s 2000 Annual Meeting of Stockholders (File No. 001-12074)).

†10.6	—	Stone Energy Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-12074)).

†10.7	—	Stone Energy Corporation Amendment to the Annual Incentive Compensation Plan dated January 15, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-12074)).

10.8	—	Fourth Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated as of December 20, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-81380)).

*10.9	—	Amendment No. 1 to the Fourth Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated as of October 31, 2003.

†10.10	—	Stone Energy Corporation Revised Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-12074)).

†10.11	—	Stone Energy Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107440)).

16.1	—	Letter of Arthur Andersen LLP, dated June 26, 2002, regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K, filed June 27, 2002 (File No. 001-12074)).

18.1	—	Letter of Ernst & Young LLP, dated May 13, 2003, regarding change in accounting principles (incorporated by reference to Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003 (File No. 001-12074)).

*21.1	—	Subsidiaries of the Registrant.

*23.1	—	Consent of Ernst & Young LLP.

*23.2	—	Consent of Atwater Consultants, Ltd.

*23.3	—	Consent of Cawley, Gillespie & Associates, Inc.

*23.4	—	Consent of Ryder Scott Company, L.P.

*31.1	—	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	—	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	—	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(b)	Reports on Form 8-K

     Stone filed the following reports on Form 8-K during the fourth quarter of 2003:

Date of Event Reported	Item Reported
November 3, 2003	Items 7 & 12*
December 18, 2003	Items 7 & 9*

*	The information in the Forms 8-K furnished pursuant to Items 9 & 12 is not considered to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section except if Stone specifically states that the information is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or the Exchange Act.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ENERGY CORPORATION

Date: March 12, 2004	By:	/s/ D. Peter Canty

D. Peter Canty
President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James H. Stone James H. Stone	Chairman of the Board	March 12, 2004

/s/ Joe R. Klutts Joe R. Klutts	Vice Chairman of the Board	March 12, 2004

/s/ D. Peter Canty D. Peter Canty	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2004

/s/ James H. Prince James H. Prince	Senior Vice President and Chief Financial Officer (principal financial officer)	March 12, 2004

/s/ J. Kent Pierret J. Kent Pierret	Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)	March 12, 2004

/s/ Peter K. Barker Peter K. Barker	Director	March 12, 2004

/s/ Robert A. Bernhard Robert A. Bernhard	Director	March 12, 2004

/s/ George R. Christmas George R. Christmas	Director	March 12, 2004

/s/ B. J. Duplantis B. J. Duplantis	Director	March 12, 2004

/s/ Raymond B. Gary Raymond B. Gary	Director	March 12, 2004

/s/ John P. Laborde John P. Laborde	Director	March 12, 2004

/s/ Richard A. Pattarozzi Richard A. Pattarozzi	Director	March 12, 2004

/s/ David R. Voelker David R. Voelker	Director	March 12, 2004

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
Stone Energy Corporation:

We have audited the accompanying consolidated balance sheets of Stone Energy Corporation (a Delaware corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Energy Corporation as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” As also discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company elected to change to the units of production method of amortizing proved oil and gas property costs and elected to begin recognizing production revenue under the entitlement method.

Ernst & Young LLP

New Orleans, Louisiana
February 27, 2004

STONE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$17,100	$27,609
Accounts receivable	75,066	74,800
Fair value of put contracts	1,040	859
Other current assets	4,874	3,601

Total current assets	98,080	106,869

Oil and gas properties — full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $1,319,337 and $1,177,024, respectively	1,210,333	940,463
Unevaluated	107,600	107,473
Building and land, net of accumulated depreciation of $874 and $735, respectively	5,202	5,238
Fixed assets, net of accumulated depreciation of $13,029 and $11,028, respectively	5,269	5,452
Other assets, net of accumulated depreciation and amortization of $2,806 and $3,253, respectively	7,793	13,876

Total assets	$1,434,277	$1,179,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$87,646	$72,012
Undistributed oil and gas proceeds	30,793	29,027
Fair value of swap contract	7,336	—
Other accrued liabilities	10,779	7,043

Total current liabilities	136,554	108,082

Long-term debt	370,000	431,000
Deferred taxes	130,935	59,604
Asset retirement obligations	78,877	—
Fair value of swap contract	4,770	—
Other long-term liabilities	2,864	3,197

Total liabilities	724,000	601,883

Commitments and contingencies	—	—

Common stock, $.01 par value; authorized 100,000,000 shares; issued 26,432,422 and 26,337,532 shares, respectively	264	263
Treasury stock (29,882 and 32,882 shares, respectively, at cost)	(1,550)	(1,706)
Additional paid-in capital	455,391	453,176
Retained earnings	264,935	130,523
Accumulated other comprehensive loss	(8,763)	(4,768)

Total stockholders’ equity	710,277	577,488

Total liabilities and stockholders’ equity	$1,434,277	$1,179,371

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Operating revenue:
Oil production	$174,139	$155,913	$103,053
Gas production	334,166	221,582	292,446

Total operating revenue	508,305	377,495	395,499

Operating expenses:
Normal lease operating expenses	61,382	60,952	47,564
Major maintenance expenses	11,404	15,721	6,508
Production taxes	5,975	5,039	6,408
Depreciation, depletion and amortization	170,845	160,762	158,893
Accretion expense	6,292	—	—
Write-down of oil and gas properties	—	—	237,741
Salaries, general and administrative expenses	14,870	13,190	13,004
Incentive compensation expense	2,636	851	523
Derivative expense	8,711	15,968	2,604
Bad debt expense	—	—	2,343

Total operating expenses	282,115	272,483	475,588

Income (loss) from operations	226,190	105,012	(80,089)

Other (income) expenses:
Interest	19,132	23,111	4,895
Other income	(3,133)	(3,328)	(2,997)
Other expense	538	—	—
Early extinguishment of debt	4,661	—	—
Merger expenses	—	—	25,785

Total other expenses	21,198	19,783	27,683

Net income (loss) before income taxes	204,992	85,229	(107,772)

Income tax provision (benefit):
Current	—	—	(489)
Deferred	71,747	29,830	(35,908)

Total income taxes	71,747	29,830	(36,397)

Income (loss) before cumulative effects of accounting changes, net of tax	133,245	55,399	(71,375)
Cumulative effect of accounting changes, net of tax of $659	1,225	—	—

Net income (loss)	$134,470	$55,399	($71,375)

Earnings (loss) per common share:
Income before cumulative effects of accounting changes	$5.05	$2.10	($2.73)
Cumulative effects of accounting changes	0.05	—	—

Earnings (loss) per common share	$5.10	$2.10	($2.73)

Earnings (loss) per common share assuming dilution:
Income before cumulative effects of accounting changes	$5.02	$2.09	($2.73)
Cumulative effects of accounting changes	0.05	—	—

Earnings (loss) per common share assuming dilution	$5.07	$2.09	($2.73)

Average shares outstanding	26,353	26,326	26,111

Average shares outstanding assuming dilution	26,546	26,494	26,111

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$134,470	$55,399	$(71,375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	170,845	160,762	158,893
Accretion expense	6,292	—	—
Deferred income tax provision (benefit)	71,747	29,830	(35,908)
Non-cash effect of production payments	(11)	(2,988)	(6,199)
Write-down of oil and gas properties	—	—	237,741
Cumulative effect of accounting changes	(1,225)	—	—
Early extinguishment of debt	1,744	—	—
Derivative expenses	8,711	15,968	2,604
Other non-cash expenses	533	706	1,002
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(266)	(27,813)	48,735
(Increase) decrease in other current assets	538	(253)	733
Increase (decrease) in other accrued liabilities	4,091	6,495	(13,279)
Investment in derivative contracts	(2,932)	(15,301)	(6,466)
Settlement of asset retirement obligations	(2,965)	—	—
Other	(33)	116	(864)

Net cash provided by operating activities	391,539	222,921	315,617

Cash flows from investing activities:
Investment in oil and gas properties	(340,516)	(213,566)	(657,327)
Sale of proved properties	475	3,304	—
Sale of unevaluated properties	—	600	1,366
Building additions and renovations	(103)	(23)	—
Increase in other assets	(1,764)	(6,915)	(886)

Net cash used in investing activities	(341,908)	(216,600)	(656,847)

Cash flows from financing activities:
Proceeds from borrowings	100,000	22,000	131,000
Repayment of debt	(61,000)	(17,000)	(53,000)
Redemption of 8¾% senior subordinated notes	(100,000)	—	—
Proceeds from issuance of 8¼% senior subordinated notes	—	—	200,000
Deferred financing costs	(582)	(287)	(6,794)
Proceeds from exercise of stock options	1,442	3,420	4,822
Purchase of treasury stock	—	—	(200)

Net cash provided by (used in) financing activities	(60,140)	8,133	275,828

Net increase (decrease) in cash and cash equivalents	(10,509)	14,454	(65,402)
Cash and cash equivalents, beginning of year	27,609	13,155	78,557

Cash and cash equivalents, end of year	$17,100	$27,609	$13,155

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$22,898	$22,495	$3,992
Income taxes	—	—	—

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2000	$260	$—	$440,729	$146,588	$—	$587,577
Net loss	—	—	—	(71,375)	—	(71,375)
Cumulative effect of accounting change for derivatives, net of tax benefit	—	—	—	—	(26,114)	(26,114)
Net change in fair value of derivatives, net of taxes	—	—	—	—	33,720	33,720
Effect of change in accounting treatment for swaps, net of tax benefit	—	—	—	—	(110)	(110)
Exercise of stock options	2	—	6,677	—	—	6,679
Tax benefit from stock option exercises	—	—	1,499	—	—	1,499
Purchase of treasury stock	—	(2,057)	—	—	—	(2,057)
Issuance and vesting of restricted stock	—	—	206	—	—	206

Balance, December 31, 2001	262	(2,057)	449,111	75,213	7,496	530,025
Net income	—	—	—	55,399	—	55,399
Net change in fair value of derivatives, net of tax benefit	—	—	—	—	(14,012)	(14,012)
Effect of accounting treatment for swaps, net of taxes	—	—	—	—	1,748	1,748
Exercise of stock options	1	—	3,332	—	—	3,333
Tax benefit from stock option exercises	—	—	733	—	—	733
Issuance of treasury stock	—	351	—	(89)	—	262

Balance, December 31, 2002	263	(1,706)	453,176	130,523	(4,768)	577,488
Net income	—	—	—	134,470	—	134,470
Net change in fair value of derivatives, net of tax benefit	—	—	—	—	(6,356)	(6,356)
Effect of accounting treatment for swaps, net of taxes	—	—	—	—	2,361	2,361
Exercise of stock options	1	—	1,441	—	—	1,442
Tax benefit from stock option exercises	—	—	774	—	—	774
Issuance of treasury stock	—	156	—	(58)	—	98

Balance, December 31, 2003	$264	$(1,550)	$455,391	$264,935	$(8,763)	$710,277

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$134,470	$55,399	($71,375)
Other comprehensive income (loss):
Cumulative effect of accounting change for derivatives, net of tax benefit	—	—	(26,114)
Net change in fair value of derivatives, net of taxes	(6,356)	(14,012)	33,720
Effect of change in accounting treatment for swaps, net of taxes	2,361	1,748	(110)

Other comprehensive income (loss)	(3,995)	(12,264)	7,496

Comprehensive income (loss)	$130,475	$43,135	($63,879)

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

     Our headquarters are in Lafayette, Louisiana, with additional offices in New Orleans, Louisiana, Houston, Texas and Denver, Colorado.

     A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below.

     Merger with Basin Exploration:

     On February 1, 2001, the stockholders of Stone Energy Corporation and Basin Exploration, Inc. (“Basin”) voted in favor of, and thereby consummated, the combination of the two companies in a tax-free, stock-for-stock transaction accounted for under the Pooling-of-Interests method. Stone issued 7,436,652 shares of common stock. In addition, Stone assumed, and subsequently retired with cash on hand, $48,000 of Basin bank debt. The expenses incurred in relation to the merger totaled $25,785 in 2001.

     Basis of Presentation:

     The financial statements include our accounts and the accounts of our wholly owned subsidiary. All intercompany balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

     Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion and amortization, unevaluated property costs, estimated future net cash flows from proved reserves, cost to abandon oil and gas properties, taxes, reserves of accounts receivable, accrual of operating costs and production revenue, capitalized employee, general and administrative expenses, effectiveness of financial instruments, the purchase price allocation on properties acquired and contingencies.

     Fair Value of Financial Instruments:

     The fair value of cash and cash equivalents, accounts receivable, accounts payable to vendors and our variable-rate bank debt approximated book value at December 31, 2003 and 2002. Our hedging contracts, including puts and swaps, are recorded in the financial statements at fair value in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The following table presents the carrying amounts and estimated fair values of our financial instruments at December 31, 2003 and 2002.

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
8¼% Senior Subordinated Notes due 2011	$200,000	$218,000	$200,000	$208,000
8¾% Senior Subordinated Notes due 2007 (1)	—	—	100,000	103,500

(1)	Redeemed on September 30, 2003. See Note 7 – Long-Term Debt.

     The following methods and assumptions were used to estimate the fair value of the financial instruments detailed above. The carrying amount of the bank debt approximated fair value because the interest rate is variable and reflective of market rates. The fair value of the Notes has been estimated based on quotes obtained from brokers.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:(Continued)

     Cash and Cash Equivalents:

     We consider all money market funds and highly liquid investments in overnight securities through our commercial bank accounts, which result in available funds on the next business day, to be cash and cash equivalents.

     Oil and Gas Properties:

     We follow the full cost method of accounting for oil and gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs, including certain related employee and general and administrative costs (less any reimbursements for such costs) and interest incurred for the purpose of finding oil and gas are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and other costs related to such activities. Employee, general and administrative costs that are capitalized include salaries and all related fringe benefits paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties, as well as all other directly identifiable general and administrative costs associated with such activities, such as rentals, utilities and insurance. Fees received from managed partnerships for providing such services are accounted for as a reduction of capitalized costs. Employee, general and administrative costs associated with production operations and general corporate activities are expensed in the period incurred. Additionally, workover costs incurred solely to maintain or increase levels of production from an existing completion interval are charged to expense in the period incurred.

     Under the full cost method of accounting, we are required to periodically compare the present value of estimated future net cash flows from proved reserves (based on period-end commodity prices and excluding cash flows related to estimated abandonment costs), net of related tax effect, to the net capitalized costs of proved oil and gas properties, including estimated capitalized abandonment costs, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. Due to the impact of low natural gas prices on September 30, 2001, we recorded a $237,741 reduction in the carrying value of our oil and gas properties.

     Effective January 1, 2003, management elected to change to the units of production (“UOP”) method of amortizing proved oil and gas property costs from the previously used future gross revenue method. Under the UOP method, the quarterly provision for DD&A is computed by dividing production volumes, instead of revenues, for the period by the total proved reserves, instead of future gross revenues, as of the beginning of the period, and similarly applying the respective rate to the net cost of proved oil and gas properties, including future development costs. Management believes that this change in method is preferable because it removes fluctuations in DD&A expense caused by product pricing volatility within a reporting period and is a method more widely used in the oil and gas industry. As a result of the change in accounting principle, we recognized a cumulative transition adjustment of $4,031, net of tax, as a charge against our 2003 net income. Transactions involving sales of unevaluated properties are recorded as adjustments to oil and gas properties and sales of reserves in place, unless extraordinarily large portions of reserves are involved, are recorded as adjustments to accumulated depreciation, depletion and amortization.

     During the years ended December 31, 2002 and 2001, our investment in oil and gas properties was amortized through DD&A using the future gross revenue method whereby the annual provision is computed by dividing revenue earned during the period by future gross revenues at the beginning of the period, and applying the resulting rate to the cost of oil and gas properties, including estimated future development, restoration, dismantlement and abandonment costs. Assuming the future gross revenue method was utilized during 2003, net income, diluted earnings per share and DD&A per Mcfe would have totaled $141,714, $5.34 and $1.68, respectively. The following table illustrates the effects that the change in accounting for DD&A would have had on prior periods assuming adoption of the UOP method as of the beginning of the earliest period presented:

	Year Ended December 31,
	2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma
		(Unaudited)		(Unaudited)
Net income (loss)	$55,399	$49,768	($71,375)	($51,591)
Diluted earnings (loss) per share	$2.09	$1.88	($2.73)	($1.98)
DD&A per Mcfe	$1.52	$1.60	$1.70	$1.60

     Oil and gas properties included $107,600 and $107,473 of unevaluated property and related costs that were not being amortized at December 31, 2003 and 2002, respectively. We believe that a majority of unevaluated properties at December 31, 2003 will be evaluated within 48 months. The excluded costs will be included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. Interest capitalized on unevaluated properties during the years ended December 31, 2003, 2002 and 2001 was $8,577, $8,519 and $6,000, respectively.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:(Continued)

     On December 31, 2001, Stone completed the acquisition of eight producing oil and gas properties and related assets located in the Gulf of Mexico from Conoco, Inc. This acquisition totaled $300,000 and was accounted for under the purchase method of accounting. Unevaluated property at December 31, 2003 and 2002 included $52,760 and $55,160, respectively, of costs attributable to these properties.

     Building and Land:

     Building and land are recorded at cost. Our Lafayette office building is being depreciated on the straight-line method over its estimated useful life of 39 years.

     Fixed Assets:

     Fixed assets at December 31, 2003 and 2002 included approximately $3,603 and $3,553, respectively, of computer hardware and software costs, net of accumulated depreciation. These costs are being depreciated on the straight-line method over an estimated useful life of five years.

     Other Assets:

     Other assets at December 31, 2003 and 2002 included approximately $5,796 and $8,257, respectively, of deferred financing costs, net of accumulated amortization, related primarily to the issuance of the 8¾% and 8¼% Notes and the amendment of the credit facility (see Note 7 – Long-Term Debt). In connection with the redemption of our 8¾% Notes on September 30, 2003, we recognized a charge for the early extinguishment of debt of $4,661 during 2003, which included the redemption premium of $2,917 and the recognition of previously deferred financing costs and unamortized discounts associated with the issuance of the Notes in 1997. The costs associated with the 8¼% Notes are being amortized over the life of the Notes using the effective interest method. The costs associated with the credit facility are being amortized on the straight-line method over the term of the facility.

     Earnings Per Common Share:

     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year plus the weighted-average number of outstanding dilutive stock options granted to outside directors, officers and employees. There were approximately 193,000 and 168,000 weighted-average dilutive shares for the years ending December 31, 2003 and 2002, respectively. Options that were considered antidilutive because the exercise price of the stock exceeded the average price for the applicable period totaled approximately 1,021,000 shares and 1,064,000 shares during 2003 and 2002, respectively. In 2001, all stock options were considered antidilutive because of the net loss incurred during the year.

     Production Revenue:

     Effective January 1, 2003, management elected to begin recognizing production revenue under the Entitlement method of accounting. Under this method, revenue is deferred for deliveries in excess of the company’s net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. The cumulative effect of the adoption of the Entitlement method recognized in 2003 is immaterial.

     Prior to adopting the Entitlement method, we recorded as revenue only that portion of production sold and allocable to our ownership interest in the related well. Any production proceeds received in excess of our ownership interest were reflected as a liability in the accompanying balance sheet. Revenue relating to net undelivered production to which we are entitled but for which we had not received payment were not recorded in the financial statements until such amounts were received. These amounts at December 31, 2002 and 2001 were immaterial.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:(Continued)

     Income Taxes:

     Income taxes are accounted for in accordance with the SFAS No. 109, “Accounting for Income Taxes.” Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures, including future abandonment costs, related to evaluated projects are capitalized and depreciated, depleted and amortized on the units of production method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, we follow certain provisions of the Internal Revenue Code that allow capitalization of intangible drilling costs where management deems appropriate. Other financial and income tax reporting differences occur as a result of statutory depletion, different reporting methods for sales of oil and gas reserves in place, and different reporting methods used in the capitalization of employee, general and administrative and interest expenses.

     New Accounting Standard:

     In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement requires us to record the fair value of liabilities related to estimated future asset retirement obligations in the period the obligation is incurred. We adopted SFAS No. 143 on January 1, 2003. Upon adoption, we recognized a credit for a cumulative transition adjustment of $5,256, net of tax, for existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. In addition, we recorded a $32,080 increase in the capitalized costs of our oil and gas properties, net of accumulated depreciation, and recognized $76,270 in additional liabilities related to asset retirement obligations. As required by SFAS No. 143, our estimate of our asset retirement obligation does not give consideration to the value the related assets could have to other parties. See Note 5 – Asset Retirement Obligations.

     Recent Accounting Developments:

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIEs”). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46, which among other things, deferred the effective date for certain variable interest created prior to January 31, 2003. The Company adopted FIN 46, as revised, as of December 31, 2003, which had no impact on the financial statements.

     We have taken note of a July 2003 inquiry to the FASB regarding whether or not contract-based oil and gas mineral rights held by lease or contract (“mineral rights”) should be recorded or disclosed as intangible assets. The inquiry presents a view that these mineral rights are intangible assets as defined in SFAS No. 141, “Business Combinations,” and, therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141, and SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective for transactions subsequent to June 30, 2001 with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statement, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. We do not believe that SFAS No. 141 or 142 changes the classification of oil and gas mineral rights and we continue to classify these assets as part of oil and gas properties. The Emerging Issues Task Force (EITF) has added the treatment of oil and gas mineral rights to an upcoming agenda, which may result in a change in how we classify these assets. Since June 2001, our only significant acquisition of mineral rights was the December 2001 acquisition from Conoco totaling approximately $300,000. We estimate that of the total purchase price, approximately 70% would be classified as intangible based upon our understanding of the issue before the EITF. Using our historical DD&A rate under the UOP method, the intangible asset would be approximately $160,000, net of accumulated DD&A, as of December 31, 2003.

     Based on our understanding of the issue before the EITF, if all mineral rights associated with unevaluated property and producing reserves were deemed to be intangible assets:

•	mineral rights with proved reserves that were acquired after June 30, 2001 and mineral rights with no proved reserves would be classified as intangible assets and would not be included in oil and gas properties on our consolidated balance sheet;

•	results of operations and cash flows would not be affected because developed mineral rights would continue to be amortized in accordance with full cost accounting rules; and

•	disclosures required by SFAS Nos. 141 and 142 relative to intangibles would be included in the notes to our financial statements.

     If the accounting for mineral rights is ultimately changed, transitional guidance for intangible assets permits the reclassification of only amounts acquired after the effective date of SFAS Nos. 141 and 142 if records were not previously maintained to track acquisition costs based on their intangible or tangible nature. Lack of these records prior to the effective date could result in the loss of comparability between historical balances of tangible and intangible asset balances and among companies in the industry.

     Derivative Instruments and Hedging Activities:

     Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments qualifying for hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in equity through other comprehensive income, net of related taxes, to the extent the hedge is effective. The cash settlement of effective cash flow hedges is recorded into revenue. Instruments not qualifying for hedge accounting treatment are recorded in the balance sheet and changes in fair value are recognized in earnings as derivative expense (income). At December 31, 2003, our put and swap contracts were considered effective cash flow hedges. (See Note 9 – Hedging Activities)

     Stock-Based Compensation:

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results. If the compensation expense for stock-based compensation plans had been determined consistent with the expense recognition provisions under SFAS No. 123, our net income (loss) and basic and diluted earnings (loss) per common share for the years presented would have approximated the pro forma amounts below:

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
	(Unaudited)
Net income (loss), as reported	$134,470	$55,399	($71,375)
Add: Stock-based compensation expense included in net income, net of tax	—	—	—
Less: Stock-based compensation expense using fair value method, net of tax	(5,287)	(5,407)	(5,266)

Pro forma net income (loss)	$129,183	$49,992	($76,641)

Basic earnings per share	$5.10	$2.10	($2.73)
Pro forma basic earnings per share	4.90	1.90	(2.94)
Diluted earnings per share	$5.07	$2.09	($2.73)
Pro forma diluted earnings per share	4.87	1.89	(2.94)

NOTE 2 — ACCOUNTS RECEIVABLE:

     In our capacity as operator for our co-venturers, we incur drilling and other costs that we bill to the respective parties based on their working interests. We also receive payments for these billings and, in some cases, for billings in advance of incurring costs. Our accounts receivable are comprised of the following amounts:

	December 31,
	2003	2002
Accounts Receivable:
Other co-venturers	$6,004	$10,224
Trade	68,796	64,195
Officers and employees	4	6
Unbilled accounts receivable	262	375

	$75,066	$74,800

NOTE 3 — CONCENTRATIONS:

Sales to Major Customers

     Our production is sold on month-to-month contracts at prevailing prices. We have attempted to diversify our sales and obtain credit protections such as letters of credit, parental guarantees and prepayments from certain of our purchasers. The following table identifies customers from whom we derived 10% or more of our total oil and gas revenue during the following years ended:

	December 31,
	2003	2002	2001
Cinergy Marketing and Trading	12%	—	—
Conoco, Inc.	(a )	10%	(a	)
Duke Energy Trading and Marketing LLC	13%	24%	(a	)
El Paso Merchant Energy, LP	(a )	(a )	26%
Enron North America Corp.	—	—	19%
Equiva Trading Company	10%	(a )	(a	)
Reliant Services, Inc.	—	11%	(a	)

(a)	Less than 10 percent

     We believe that the loss of any of these purchasers would not result in a material adverse effect on our ability to market future oil and gas production.

     During the fourth quarter of 2001, we recorded a $2,343 bad debt expense to reserve 100% of production accounts receivable from Enron North America Corp.

Production and Reserve Volumes

     Approximately 91% of our estimated proved reserves at December 31, 2003 and 94% of our production during 2003 were associated with our Gulf Coast Basin properties.

Cash Deposits

     Substantially all of our cash balances are in excess of federally insured limits.

NOTE 4 — INVESTMENT IN OIL AND GAS PROPERTIES:

     The following table discloses certain financial data relative to our oil and gas producing activities located onshore and offshore the continental United States, which represents our only operating segment:

	Year Ended December 31,
	2003	2002	2001
Oil and gas properties—
Balance, beginning of year	$2,224,960	$2,009,361	$1,368,084
Costs incurred during the year:
Capitalized—
Acquisition costs, net of sales of unevaluated properties.	54,456	14,071	328,778
Exploratory costs	175,864	86,063	176,679
Development costs	109,507	96,426	119,426
Employee, general and administrative costs and interest	23,002	19,603	16,720
Less: overhead reimbursements	(247)	(564)	(326)
Asset retirement costs (1)	49,728	—	—

Total costs incurred during year	412,310	215,599	641,277

Balance, end of year	$2,637,270	$2,224,960	$2,009,361

Charged to expense—
Operating costs:
Normal lease operating expenses	$61,382	$60,952	$47,564
Major maintenance expenses	11,404	15,721	6,508

Total operating costs	72,786	76,673	54,072
Production taxes	5,975	5,039	6,408
Accretion expense (1)	6,292	—	—

	$85,053	$81,712	$60,480

Unevaluated oil and gas properties—
Costs incurred during year:
Acquisition costs	$25,891	$11,872	$77,311
Exploration costs	3,843	6,238	—

	$29,734	$18,110	$77,311

Accumulated depreciation, depletion and amortization—
Balance, beginning of year	$(1,177,024)	$(1,015,455)	$(620,510)
Provision for depreciation, depletion and amortization	(167,990)	(158,265)	(157,204)
Asset retirement costs (1)	32,354	—	—
Cumulative effect of change in accounting	(6,202)	—	—
Sale of proved properties	(475)	(3,304)	—
Write-down of oil and gas properties	—	—	(237,741)

Balance, end of year	$(1,319,337)	$(1,177,024)	$(1,015,455)

Net capitalized costs (proved and unevaluated)	$1,317,933	$1,047,936	$993,906

DD&A per Mcfe (2)	$1.73	$1.52	$1.70

(1)	Recorded in connection with SFAS No. 143. See Note 5 – Asset Retirement Obligations.

(2)	DD&A during 2002 and 2001 was computed on a method different than 2003. See Note 1 – Oil and Gas Properties.

NOTE 4 — INVESTMENT IN OIL AND GAS PROPERTIES: (Continued)

     The following table discloses financial data associated with unevaluated costs at December 31, 2003:

		Costs incurred during the
	Balance as of	year ended December 31,
	December 31,				2000
	2003	2003	2002	2001	and prior
Acquisition costs	$95,045	$25,891	$6,101	$45,765	$17,288
Exploration costs	12,555	3,843	244	6,694	1,774

Total unevaluated costs	$107,600	$29,734	$6,345	$52,459	$19,062

     We believe that substantially all of the costs not currently subject to amortization will be evaluated within four years.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS:

     In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement requires us to record the fair value of liabilities related to future asset retirement obligations (“ARO”) in the period the obligation is incurred. Asset retirement obligations relate to the removal of facilities and tangible equipment at the end of an oil and gas property’s useful life. We adopted SFAS No. 143 on January 1, 2003. Upon adoption, we recognized a gain for a cumulative transition adjustment of $5,256, net of tax, computed from the components below:

Initial ARO as a liability on our consolidated balance sheet, including accumulated accretion	($76,270)
Increase in oil and gas properties for the cost to abandon our oil and gas properties	52,002
Accumulated depreciation on the additional capitalized costs included in oil and gas properties at adoption date	(19,922)
Reversal of accumulated depreciation previously recorded related to abandonment costs	52,276

Cumulative effect of adoption	8,086
Tax effect	(2,830)

Cumulative effect of adoption, net of tax effect	$5,256

     In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor after discounting the future cost back to the date that the abandonment obligation was incurred using an assumed cost of funds for our company. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs will be depreciated on a UOP basis. As required by SFAS No. 143, our estimate of our asset retirement obligations does not give consideration to the value the related assets could have to other parties.

     The change in our ARO since adoption of SFAS No. 143 is set forth below:

Initial asset retirement obligation as of January 1, 2003	$76,270
Additional liabilities incurred	7,017
Liabilities settled	(3,068)
Accretion expense	6,292
Revision of estimates	(6,223)

Asset retirement obligation as of December 31, 2003, including current portion	$80,288

NOTE 5 – ASSET RETIREMENT OBLIGATIONS: (Continued)

     Assuming adoption of SFAS No. 143 at the earliest period presented, our net income (loss), diluted earnings (loss) per share and liability for asset retirement obligations as of the end of the year, without any cumulative effect of change in accounting principle, would have approximated the pro forma amounts below for the respective periods:

	Year Ended December 31,
	2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma
		(Unaudited)		(Unaudited)
Net income (loss)	$55,399	$54,881	($71,375)	($59,466)
Diluted earnings (loss) per share	$2.09	$2.07	($2.73)	($2.28)
Asset retirement obligations	$—	$76,270	$—	$69,771

NOTE 6 — INCOME TAXES:

     An analysis of our deferred taxes follows:

	As of December 31,
	2003	2002
Net operating loss carryforward	$33,312	$18,010
Statutory depletion carryforward	5,000	4,917
Contribution carryforward	328	276
Capital loss carryforward	63	64
Alternative minimum tax credit carryforward	812	812
Temporary differences:
Oil and gas properties — full cost	(170,218)	(84,853)
Hedges	4,719	3,071
Other	(1,152)	(69)
Valuation allowance	(391)	(276)

	($127,527)	($58,048)

     For tax reporting purposes, operating loss carryforwards totaled approximately $95,176 at December 31, 2003. If not utilized, such carryforwards would begin expiring in 2009 and would completely expire by the year 2023. In addition, we had approximately $14,805 in statutory depletion deductions available for tax reporting purposes that may be carried forward indefinitely. Recognition of a deferred tax asset associated with these carryforwards is dependent upon our evaluation that it is more likely than not that the asset will ultimately be realized.

     As of December 31, 2003 and 2002, a deferred tax asset of $3,408 and $1,556, respectively was included in other current assets.

     Reconciliation between the statutory federal income tax rate and our effective income tax rate as a percentage of income before income taxes follows:

	Year Ended December 31,
	2003	2002	2001
Income tax expense (benefit) computed at the statutory federal income tax rate	35%	35%	(35%)
Non-deductible portion of merger expenses	—	—	2%
Other	—	—	(1%)

Effective income tax rate	35%	35%	(34%)

     Income tax expense (benefit) allocated to accumulated other comprehensive income amounted to $2,151, $6,604 and ($4,036) for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 7 — LONG-TERM DEBT:

     Long-term debt consisted of the following at:

	December 31,
	2003	2002
8¼% Senior subordinated notes due 2011	$200,000	$200,000
8¾% Senior subordinated notes due 2007	—	100,000
Bank debt	170,000	131,000

Total long-term debt	$370,000	$431,000

     On September 30, 2003, we redeemed our $100,000 outstanding 8¾% Senior Subordinated Notes due 2007 at a call premium of 102.917%. The cash redemption payment was funded through a combination of available cash and $90,000 of borrowings under the Company’s bank credit facility. The Company recorded a pre-tax charge of $4,661 during 2003 for the early extinguishment of debt, which related to the call premium of $2,917 and the recognition of previously deferred financing costs and unamortized discounts associated with the issuance of the Notes in 1997.

     On December 5, 2001, we issued $200,000 8¼% Senior Subordinated Notes due 2011. The Notes were sold at par value and we received net proceeds of $195,500. There is no sinking fund requirement and the Notes are redeemable at our option, in whole but not in part, at any time before December 15, 2006 at a Make-Whole Amount. Beginning December 15, 2006, the Notes are redeemable at our option, in whole or in part, at 104.125% of their principal amount and thereafter at prices declining annually to 100% on and after December 15, 2009. In addition, before December 15, 2004, we may redeem up to 35% of the aggregate principal amount of the Notes issued with net proceeds from an equity offering at 108.25%. The Notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. At December 31, 2003, $746 had been accrued in connection with the June 15, 2004 interest payment.

     At December 31, 2003, we had $170,000 of borrowings outstanding under our bank credit facility and letters of credit totaling $13,084 had been issued pursuant to the facility. The credit facility matures on June 20, 2005. At December 31, 2003, we had a borrowing base under the credit facility of $350,000, with availability of an additional $166,916 of borrowings. The weighted average interest rate under the credit facility was approximately 2.6% at December 31, 2003. Interest rates are tied to LIBOR rates plus a margin that fluctuates based upon the ratio of aggregate outstanding borrowings and letters of credit exposure to the total borrowing base. Commitment fees are computed and payable quarterly at the rate of 50 basis points of borrowing availability. The borrowing base limitation is re-determined periodically and is based on a borrowing base amount established by the banks for our oil and gas properties.

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

NOTE 8 — TRANSACTIONS WITH RELATED PARTIES:

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

     Our interests in certain oil and gas properties are burdened by net profits interests and overriding royalty interests granted at the time of acquisition to certain of our officers. Such net profit interest owners do not receive any cash distributions until we have recovered all acquisition, development, financing and operating costs. D. Peter Canty, chief executive officer, and James H. Prince, chief financial officer, remain net profit interest owners. Amounts paid to these officers under the remaining net profits arrangement amounted to $1,169, $934 and $1,777 in 2003, 2002 and 2001, respectively. In addition, Michael E. Madden, our Vice President of Engineering, was granted an overriding royalty interest in some of our properties by an independent third party. At the time he was granted this interest, he was serving us as an independent engineering consultant. The amount paid to Michael E. Madden during 2003 and 2002 under the overriding royalty arrangement totaled $94 and $61. Mr. Madden was promoted to Vice President of Engineering in March of 2002.

NOTE 8 — TRANSACTIONS WITH RELATED PARTIES: (Continued)

     Joe R. Klutts, one of our directors, received $17 and $56 during 2002 and 2001, respectively, in consulting fees after retiring, February 1, 2000, as an employee of Stone.

     The son of John P. Laborde, one of our directors, has an interest in several marine service companies, which provided services to us during 2003, 2002 and 2001 in the amount of $2,978, $1,717 and $255, respectively. As of December 31, 2003, we had accrued $155 in accounts payable to vendors for invoices received from these companies but not yet paid. John P. Laborde has no interest in these companies.

     The law firm of Gordon, Arata, McCollam, Duplantis and Eagan, of which B.J. Duplantis, one of our directors, is a Senior Partner, provided legal services for us during 2002 and 2001. The value of these services totaled approximately $14 and $20 during 2002 and 2001, respectively.

NOTE 9 — HEDGING ACTIVITIES:

     We enter into hedging transactions to secure a price for a portion of future production that is acceptable at the time at which the transaction is entered. The primary objective of these activities is to reduce our exposure to the possibility of declining oil and gas prices during the term of the hedge. These hedges are designated as cash flow hedges when entered into. We do not enter into hedging transactions for trading purposes. Monthly settlements of these contracts are reflected in revenue from oil and gas production. Under generally accepted accounting principles, beginning January 1, 2001, in order to consider these futures contracts as hedges, (i) we must designate the futures contract as a hedge of future production and (ii) the contract must be effective at reducing our exposure to the risk of changes in prices. Changes in the market values of futures contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, we will record the market value of the contract at the end of each month and recognize a related increase or decrease in derivative expenses (income). Any amount received or paid to terminate a contract reduces the asset or liability, respectively, associated with the contract. Changes in market value previously recognized in other comprehensive income are amortized to earnings over the remaining life of the original contract.

     We adopted SFAS No. 133 effective January 1, 2001. Upon adoption of SFAS No. 133, as amended, the after-tax increase in fair value over historical cost of our oil put contracts of $1,736 was a transition adjustment that was recorded as a gain in equity through other comprehensive income.

     At December 31, 2003, our open gas puts were reflected as assets at a fair value of $1,040. Our gas put contracts are with Bank of America, N.A., Bank of Montreal and Bank One. Put contracts are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if NYMEX prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above that floor. Our put contracts are considered effective hedges under SFAS No. 133 and all changes in fair value are recorded, net of taxes, in other comprehensive income.

     In addition to put contracts, we utilized fixed-price swaps to hedge a portion of our future gas production. Our swap contracts are with Bank of America. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. At December 31, 2003, our swap contracts were considered effective hedges and reflected as liabilities at fair value of $12,106.

     At December 31, 2003, we had an accumulated other comprehensive loss of $8,763, net of tax, of which $7,869 related to our gas swap contracts and the remainder related to our gas put contracts.

     In October 2002, we reached an agreement with Enron North America Corp. to purchase the portion of our fixed price natural gas swap contract settling subsequent to October 2002 for $5,917. We amortized $3,632 of derivative expenses during 2003 related to previously recorded other comprehensive loss from the swap contract.

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

NOTE 9 — HEDGING ACTIVITIES: (Continued)

     The following table shows our hedging positions as of January 1, 2004:

	Natural Gas Puts
	Daily
	Volume		Unamortized
	(MMBtus/d)	Floor	Cost
2004	90,000	$3.50	$2,416

	Fixed-Price Gas Swap
	Daily
	Volume
	(MMBtus/d)	Price
2004	15,000	$3.42
2005	15,000	3.42

     In January 2004, we entered into a put contract with J. Aron & Company (a subsidiary of Goldman Sachs) that effectively hedges 7,500 barrels of oil per day of Gulf Coast Basin production at a put price of $25.00 from February 2004 through December 2004. The cost of the contract totaled $1,683, which will be charged to earnings as the contract settles. This oil put contract is not reflected on the balance sheet as of December 31, 2003.

     During 2003, 2002 and 2001, we recognized $8,711, $15,968 and $2,604, respectively, of derivative expenses. The components of derivative expenses were as follows:

	Year Ended December 31,
	2003	2002	2001
Cost of put contracts settled	$5,079	$13,175	$3,112
Change in fair value of ineffective swap	—	104	(339)
Amortization of other comprehensive loss for ineffective swap	3,632	2,689	(169)

Total derivative expense	$8,711	$15,968	$2,604

     For the years ended December 31, 2003, 2002 and 2001, we realized net increases (decreases) in oil and gas revenue related to hedging transactions of ($1,576), $5,953 and ($1,819), respectively.

NOTE 10 — COMMON STOCK:

     On February 1, 2001, our stockholders approved a proposal to amend our certificate of incorporation, in connection with the Basin merger, increasing the number of authorized shares of our common stock from 25,000,000 to 100,000,000.

NOTE 11 — COMMITMENTS AND CONTINGENCIES:

     On July 29, 2002, we entered into a $28,000 work commitment for at least five wells over a two-year period on the Pinedale Anticline in the Green River Basin in Wyoming. After the initial $28,000 investment and the drilling of five wells, we will have earned a 50% working interest in the project area. As of December 31, 2003, we had fulfilled the obligation under the original work commitment.

     We lease office facilities in New Orleans, Louisiana, and two locations in Denver, Colorado and Houston, Texas under the terms of long-term, non-cancelable leases expiring on various dates through 2006. We also lease automobiles under the terms of non-cancelable leases expiring at various dates through 2006. The minimum net annual commitments under all leases, subleases and contracts noted above at December 31, 2003 were as follows:

2004	$954
2005	613
2006	134
2007	—
2008	—
Thereafter	—

NOTE 11 — COMMITMENTS AND CONTINGENCIES: (Continued)

     Payments related to our lease obligations for the years ended December 31, 2003, 2002 and 2001 were approximately $1,140, $889 and $1,280, respectively. We sublease office space to third parties, and for the years ended 2003, 2002 and 2001, we recorded related receipts of $816, $239 and $285, respectively. A minimum lease rental to be received from the sublease of office space is $609 and $71 for each of the years ended December 31, 2004 and 2005, respectively.

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

     As previously reported, Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Goodrich Petroleum Company-Lafitte, L.L.C. filed civil action number 2000-06437, in Harris County, Texas, against Stone Energy Corporation, seeking seismic data at Lafitte Field and unspecified damages. On October 29, 2003, after a trial of this matter, the jury awarded Goodrich Petroleum Company-Lafitte, L.L.C. damages in the amount of $538, which has been accrued in other expense. As of March 1, 2004, a judgment had not yet been entered by the court. There has been no indication whether the plaintiff will appeal this decision. We are evaluating whether an appeal will be filed by Stone.

     We are also named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.

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

NOTE 12 — EMPLOYEE BENEFIT PLANS:

     We have entered into deferred compensation and disability agreements with certain of our officers whereby we have purchased split-dollar life insurance policies to provide certain retirement and death benefits for certain of our officers and death benefits payable to us. The aggregate death benefit of the policies was $3,185 at December 31, 2003, of which $1,901 was payable to certain officers or their beneficiaries and $1,284 was payable to us. Total cash surrender value of the policies, net of related surrender charges at December 31, 2003, was approximately $1,015 and is record in other long-term assets. Additionally, the benefits under the deferred compensation agreements vest after certain periods of employment, and at December 31, 2003, the liability for such vested benefits was approximately $800 and is recorded in other long-term liabilities.

     We have adopted a series of incentive compensation plans designed to align the interests of our directors and employees with those of our stockholders. The following is a brief description of each of the plans:

i.	The Annual Incentive Compensation Plan provided for an annual cash incentive bonus that ties incentives to the annual return on our common stock, to a comparison of the price performance of our common stock to the average quarterly returns on the shares of stock of a peer group of companies with which we compete and to the growth in our net earnings per share, net cash flows and net asset value. Incentive bonuses are awarded to participants based upon individual performance factors. Stone incurred expenses of $851 and $523, net of amounts capitalized, for the years ended December 31, 2002 and 2001, respectively, related to incentive compensation bonuses paid under this plan. This plan was terminated upon the approval and adoption of the Revised Plan, discussed below.

NOTE 12 — EMPLOYEE BENEFIT PLANS: (Continued)

In February 2003, our board of directors approved and adopted the Revised Annual Incentive Compensation Plan. The revised plan provides for annual cash incentive bonuses that are tied to the annual return on our common stock, to a stock performance comparison to our peers, to growth in our earnings and net asset value per share and to the achievement of certain strategic objectives as defined by our board of directors on an annual basis. Stone incurred expense of $2,636, net of amounts capitalized, for the year ended December 31, 2003 related to incentive compensation bonuses to be paid under the revised plan.

ii.	The 2001 Amended and Restated Stock Option Plan provides for 4,225,000 shares of common stock to be reserved for issuance pursuant to this plan. At the 2003 Annual Meeting of Stockholders, the stockholders approved, through proxy voting, an amendment to the Plan that increased the aggregate number of shares of Common Stock reserved for issuance by 1,000,000 shares. Under this plan, we may grant both incentive stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options to all employees and directors. All such options must have an exercise price of not less than the fair market value of the common stock on the date of grant and may not be re-priced without stockholder approval. Stock options to all employees vest ratably over a five-year service-vesting period and expire ten years subsequent to award. Stock options issued to non-employee directors vest ratably over a three-year service-vesting period and expire five years subsequent to award. The number of shares reserved for issuance pursuant to the 2001 Amended and Restated Stock Option Plan does not include approximately 348,000 outstanding stock options assumed on February 1, 2001 in connection with the merger with Basin Exploration, Inc.

iii.	The Stone Energy 401(k) Profit Sharing Plan provides eligible employees with the option to defer receipt of a portion of their compensation and we may, at our discretion, match a portion or all of the employee’s deferral. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the directions of each employee. An employee is 20% vested in matching contributions (if any) for each year of service and is fully vested upon five years of service. For the years ended December 31, 2003, 2002 and 2001, Stone contributed $677, $645 and $688, respectively, to the plan.

     A summary of stock options as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below.

	Year Ended December 31,
	2003		2002		2001
		Wgtd.		Wgtd.		Wgtd.
	Number	Avg.	Number	Avg.	Number	Avg.
	of	Exer.	of	Exer.	of	Exer.
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,419,557	$37.68	2,058,531	$38.04	1,880,077	$34.39
Granted	571,600	36.63	625,500	34.23	588,200	48.72
Exercised	(127,600)	21.20	(160,582)	24.55	(245,885)	28.81
Forfeited	(127,998)	44.42	(103,892)	44.35	(163,861)	47.18
Expired	—	—	—	—	—	—

Outstanding at end of year	2,735,559	$37.92	2,419,557	$37.68	2,058,531	$38.04
Options exercisable at year-end	1,292,239	36.39	1,082,536	32.77	963,761	27.95
Options available for future grant	902,000		353,550		910,750
Weighted average fair value of options granted during the year.	$16.57		$16.12		$23.86

     The weighted average fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0%, (b) expected volatility of 41.89%, 45.10% and 44.24% in the years 2003, 2002 and 2001, respectively, (c) risk-free interest rate of 3.66%, 3.11% and 4.88% in the years 2003, 2002 and 2001, respectively, and (d) expected life of six years for employee options and four years for director options.

NOTE 12 — EMPLOYEE BENEFIT PLANS: (Continued)

     The following table summarizes information regarding stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of	Options	Wgtd. Avg.	Wgtd. Avg.	Options	Wgtd. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/03	Contractual Life	Price	at 12/31/03	Price
$9 – $20	90,200	1.6 years	$12.26	90,200	$12.26
20 – 30	391,000	3.3 years	23.76	387,000	23.71
30 – 40	1,536,935	8.4 years	35.52	405,385	35.64
40 – 50	161,000	6.8 years	44.49	88,136	45.17
50 – 70	556,424	6.0 years	56.73	321,518	56.95

	2,735,559	6.9 years	37.92	1,292,239	36.39

NOTE 13 — OIL AND GAS RESERVE INFORMATION – UNAUDITED:

     Our net proved oil and gas reserves at December 31, 2003 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission (“SEC”). Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.

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

     The following table sets forth an analysis of the estimated quantities of net proved and proved developed oil (including condensate) and natural gas reserves, all of which are located onshore and offshore the continental United States:

		Natural
	Oil in	Gas in
	MBbls	MMcf
Proved reserves as of December 31, 2000	33,625	398,524
Revisions of previous estimates	(1,703)	(2,876)
Extensions, discoveries and other additions	2,727	52,742
Purchase of producing properties	24,765	59,849
Production (1)	(4,023)	(65,570)

Proved reserves as of December 31, 2001	55,391	442,669
Revisions of previous estimates	905	2,378
Extensions, discoveries and other additions	2,101	59,785
Purchase of producing properties	188	240
Sale of reserves	(329)	(726)
Production (1)	(6,237)	(65,694)

Proved reserves as of December 31, 2002	52,019	438,652
Revisions of previous estimates	317	(12,233)
Extensions, discoveries and other additions	8,893	86,821
Purchase of producing properties	3,731	10,647
Sale of reserves	(71)	(28)
Production	(5,727)	(62,536)

Proved reserves as of December 31, 2003	59,162	461,323

Proved developed reserves:
as of December 31, 2001	43,094	351,269

as of December 31, 2002	39,772	334,692

as of December 31, 2003	45,128	339,664

(1)	Excludes gas production volumes related to the volumetric production payment.

     The following tables present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB, including a reduction for estimated plugging and abandonment costs that are also reflected as a liability on the balance sheet at December 31, 2003 in accordance with SFAS No. 143. You should not assume that the future net cash flows or the discounted future net cash flows, referred to in the table below, represent the fair value of our estimated oil and gas reserves. As required by the SEC, we determine estimated future net cash flows using period-end market prices for oil and gas without considering hedge contracts in place at the end of the period. The average 2003 year-end product prices for all of our properties were $31.79 per barrel of oil and $6.30 per Mcf of gas. Future production and development costs are based on current costs with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.

NOTE 13 — OIL AND GAS RESERVE INFORMATION – UNAUDITED: (Continued)

	Standardized Measure
	Year Ended December 31,
	2003	2002	2001
Future cash inflows	$4,788,471	$3,713,318	$2,274,665
Future production costs	(682,970)	(581,539)	(481,874)
Future development costs	(472,193)	(414,518)	(285,568)
Future income taxes	(969,394)	(645,160)	(212,883)

Future net cash flows	2,663,914	2,072,101	1,294,340
10% annual discount	(867,991)	(697,391)	(385,764)

Standardized measure of discounted future net cash flows	$1,795,923	$1,374,710	$908,576

	Changes in Standardized Measure
	Year Ended December 31,
	2003	2002	2001
Standardized measure at beginning of year	$1,374,710	$908,576	$1,982,749

Sales and transfers of oil and gas produced, net of production costs	(429,544)	(289,830)	(333,200)
Changes in price, net of future production costs	380,812	862,253	(2,097,695)
Extensions and discoveries, net of future production and development costs	505,213	240,056	134,876
Changes in estimated future development costs, net of development costs incurred during the period	11,477	(43,607)	61,994
Revisions of quantity estimates	(59,663)	22,146	(19,982)
Accretion of discount	178,476	103,880	294,179
Net change in income taxes	(174,286)	(279,829)	828,820
Purchases of reserves in-place	104,957	3,374	314,394
Sales of reserves in-place	(622)	(1,403)	—
Changes in production rates due to timing and other	(95,607)	(150,906)	(257,559)

Net increase (decrease) in standardized measure	421,213	466,134	(1,074,173)

Standardized measure at end of year	$1,795,923	$1,374,710	$908,576

NOTE 14 — SUMMARIZED QUARTERLY FINANCIAL INFORMATION – UNAUDITED:

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(amounts in thousands, except per share amounts)
2003
Revenue	$157,546	$117,212	$115,993	$117,554
Income from operations	88,901	48,512	44,289	44,488
Income before cumulative effects of accounting changes	54,633	28,627	22,767	27,218
Net income	55,858	28,627	22,767	27,218
Earnings common per share:
Income before cumulative effects of accounting changes	$2.07	$1.09	$0.86	$1.03
Cumulative effects of accounting changes	0.05	—	—	—

Basic	2.12	1.09	0.86	1.03
Income before cumulative effects of accounting changes	$2.06	$1.08	$0.86	$1.02
Cumulative effects of accounting changes	0.05	—	—	—

Diluted	2.11	1.08	0.86	1.02
2002
Revenue	$80,530	$100,438	$94,523	$102,004
Income from operations	14,200	29,982	26,231	34,599
Net income	6,256	15,984	13,693	19,466
Earnings common per share:
Basic	$0.24	$0.61	$0.52	$0.74
Diluted	0.24	0.60	0.52	0.74

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

     Debt-to-Book Capital Ratio. A ratio indicating the financial leverage of a firm, which is calculated by dividing long-term debt by the sum of long-term debt and stockholders’ equity.

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

     LIBOR. Represents the London Inter-Bank Overnight Rate of interest.

     Liquidity. The ability to obtain cash quickly either through the conversion of assets or the incurrence of liabilities.

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

G-1

     GLOSSARY OF CERTAIN INDUSTRY TERMS: (Continued)

     Make-Whole Amount. The greater of 104.125% of the principal amount of the 81/4% Notes and the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semiannual basis at the applicable treasury rate plus 50 basis points.

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

     Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

     Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless whether such acreage contains proved reserves.

     Volumetric production payment. An obligation of the purchaser of a property to deliver a specific volume of production, free and clear of all costs, to the seller of the property.

     Working interest. An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to receive a share of production.

G-2

EXHIBIT INDEX

Exhibit
Number		Description
3.1	—	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	—	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.3	—	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

*3.4	—	Amendment to restated Bylaws of the Registrant.

4.1	—	Rights Agreement, with exhibits A, B and C thereto, dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-12074)).

4.2	—	Indenture between Stone Energy Corporation and Texas Commerce Bank, National Association dated as of September 19, 1997 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 dated October 22, 1997 (File No. 333-38425)).

4.3	—	Amendment No. 1, dated as of October 28, 2000, to Rights Agreement dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-51968)).

4.4	—	Indenture between Stone Energy Corporation and JPMorgan Chase Bank dated December 10, 2001 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-81380)).

†10.1	—	Stone Energy Corporation 1993 Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

†10.2	—	Deferred Compensation and Disability Agreements between TSPC and D. Peter Canty dated July 16, 1981, and between TSPC and Joe R. Klutts and James H. Prince dated August 23, 1981 and September 20, 1981, respectively (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

†10.3	—	Conveyances of Net Profits Interests in certain properties to D. Peter Canty and James H. Prince (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

†10.4	—	Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.5	—	Stone Energy Corporation 2000 Amended and Restated Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for Stone’s 2000 Annual Meeting of Stockholders (File No. 001-12074)).

†10.6	—	Stone Energy Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-12074)).

†10.7	—	Stone Energy Corporation Amendment to the Annual Incentive Compensation Plan dated January 15, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-12074)).

Exhibit
Number		Description
10.8	—	Fourth Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated as of December 20, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-81380)).

*10.9	—	Amendment No. 1 to the Fourth Amended and Restated Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated as of October 31, 2003.

†10.10	—	Stone Energy Corporation Revised Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-12074))

†10.11	—	Stone Energy Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107440)).

16.1	—	Letter of Arthur Andersen LLP, dated June 26, 2002, regarding change in certifying public accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K, filed June 27, 2002).

18.1	—	Letter of Ernst & Young LLP, dated May 13, 2003, regarding change in accounting principles (incorporated by reference to Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003 (File No. 001-12074)).

*21.1	—	Subsidiaries of the Registrant.

*23.1	—	Consent of Ernst & Young LLP.

*23.2	—	Consent of Atwater Consultants, Ltd.

*23.3	—	Consent of Cawley, Gillespie & Associates, Inc.

*23.4	—	Consent of Ryder Scott Company, L.P.

*31.1	—	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	—	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	—	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.