Form 10-Q
period 2004-03-31
STONE ENERGY CORP
filed 2004-05-07
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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
                                                                                    Yes [X]     No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                                    Yes [X]     No  [   ]

     As of May 3, 2004 there were 26,640,244 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31, 2004	December 31, 2003
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$40,378	$17,100
Accounts receivable	86,543	75,066
Fair value of put contracts	384	1,040
Other current assets	5,687	4,874

Total current assets	132,992	98,080

Oil and gas properties – full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $1,365,380 and $1,319,337, respectively	1,250,842	1,210,333
Unevaluated	111,215	107,600
Building and land, net	5,254	5,202
Fixed assets, net	4,997	5,269
Other assets, net	10,497	7,793

Total assets	$1,515,797	$1,434,277

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$89,844	$87,646
Undistributed oil and gas proceeds	38,454	30,793
Fair value of swap contracts	10,569	7,336
Other accrued liabilities	10,910	10,779

Total current liabilities	149,777	136,554

Long–term debt	379,000	370,000
Deferred taxes	149,477	130,935
Asset retirement obligations	79,988	78,877
Fair value of swap contracts	5,246	4,770
Other long–term liabilities	6,933	2,864

Total liabilities	770,421	724,000

Commitments and contingencies

Common stock	265	264
Treasury stock	(1,550)	(1,550)
Additional paid–in capital	458,061	455,391
Retained earnings	300,708	264,935
Accumulated other comprehensive loss	(12,108)	(8,763)

Total stockholders’ equity	745,376	710,277

Total liabilities and stockholders’ equity	$1,515,797	$1,434,277

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating revenue:
Oil production	$53,239	$47,572
Gas production	80,341	109,974

Total operating revenue	133,580	157,546

Operating expenses:
Normal lease operating expenses	16,790	15,025
Major maintenance expenses	3,101	2,701
Production taxes	1,811	1,459
Depreciation, depletion and amortization	46,744	41,719
Accretion expense	1,463	1,573
Salaries, general and administrative expenses	3,741	3,335
Incentive compensation expense	693	660
Derivative expenses	902	2,173

Total operating expenses	75,245	68,645

Income from operations	58,335	88,901

Other (income) expenses:
Interest	3,949	5,521
Other income	(649)	(671)

Total other expenses	3,300	4,850

Income before taxes	55,035	84,051

Provision for income taxes:
Current	-	-
Deferred	19,262	29,418

Total income taxes	19,262	29,418

Income before cumulative effects accounting changes, net of tax	35,773	54,633
Cumulative effect of accounting changes, net of tax	-	1,225

Net income	$35,773	$55,858

Basic earnings per share:
Income before cumulative effects of accounting changes, net of tax	$1.35	$2.07
Cumulative effects of accounting changes, net of tax	-	0.05

Basic earnings per share	$1.35	$2.12

Diluted earnings per share:
Income before cumulative effects of accounting changes, net of tax	$1.33	$2.06
Cumulative effects of accounting changes, net of tax	-	0.05

Diluted earnings per share	$1.33	$2.11

Average shares outstanding	26,444	26,345
Average shares outstanding assuming dilution	26,798	26,489

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$35,773	$55,858
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	46,744	41,719
Accretion expense	1,463	1,573
Provision for deferred income taxes	19,262	29,418
Derivative expenses	902	2,173
Cumulative effect of accounting changes	-	(1,225)
Other non-cash items	86	186
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,477)	(32,596)
Decrease in other current assets	782	1,502
Increase in other accrued liabilities	7,440	11,180
Investment in derivative contracts	(1,683)	(516)
Other	(85)	24

Net cash provided by operating activities	99,207	109,296

Cash flows from investing activities:
Investment in oil and gas properties	(87,798)	(83,707)
Advance proceeds from sale of oil and gas property	4,225	-
(Increase) decrease in other assets	(3,504)	2,195

Net cash used in investing activities	(87,077)	(81,512)

Cash flows from financing activities:
Proceeds from bank borrowings	9,000	-
Repayment of bank borrowings	-	(20,000)
Deferred financing costs	-	(143)
Proceeds from the exercise of stock options	2,148	138

Net cash provided by (used in) financing activities	11,148	(20,005)

Net increase in cash and cash equivalents	23,278	7,779

Cash and cash equivalents, beginning of period	17,100	27,609

Cash and cash equivalents, end of period	$40,378	$35,388

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

        The condensed consolidated financial statements of Stone Energy Corporation and subsidiary as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of future financial results.

Note 2 – Earnings Per Share

        Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and employees. There were approximately 354,000 and 144,000 dilutive shares for the three months ended March 31, 2004 and 2003, respectively.

        Options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 602,000 and 1,360,000 shares in the three months ended March 31, 2004 and 2003, respectively.

Note 3 – Hedging Activities

        We enter into hedging transactions to secure a commodity price for a portion of future production that is acceptable at the time of the transaction. The primary objective of these activities is to reduce our exposure to the risk of declining oil and natural gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes. We currently utilize two forms of hedging contracts: fixed price swaps and puts.

        During the three months ended March 31, 2004 and 2003, we recognized non-cash expenses of $0.9 million and $2.2 million, respectively, related to commodity derivatives. Derivative expense incurred in the first quarter of 2004 relates to the costs of put contracts that settled during the period. Derivative expense incurred during the first quarter of 2003 included $1.2 million of cost associated with settled put contracts and $1.0 million of amortization of previously recorded other comprehensive income from an ineffective swap contract with Enron.

        The following table illustrates our hedging positions as of March 31, 2004.

	Put Contracts
	Natural Gas			Oil
	Daily Volume (MMBtus/d)	Floor	Unamortized Cost (millions)	Daily Volume (Bbls/d)	Floor	Unamortized Cost (millions)
2004	90,000	$3.50	$1.8	7,500	$25.00	$1.4

	Fixed Price Gas Swaps
	Daily Volume (MMBtus/d)	Price
2004	15,000	$3.42
2005	15,000	3.42

        During the three months ended March 31, 2004, we realized a net decrease in oil and gas revenue related to swaps of $2.1 million. During the three months ended March 31, 2003, hedging transactions had no impact on oil and gas revenue.

Note 4 – Long-Term Debt

        Long-term debt consisted of the following:

	March 31 2004	December 31, 2003
	(Unaudited)
	(In millions)

8¼% Senior Subordinated Notes due 2011	$200	$200
Bank debt	179	170

Total long-term debt	$379	$370

        Borrowings outstanding at March 31, 2004 under our bank credit facility totaled $179.0 million, and letters of credit totaling $13.1 million have been issued under the facility. At March 31, 2004, we had $157.9 million of borrowings available under the credit facility and the weighted average interest rate under the credit facility was approximately 2.5%. On April 30, 2004, we entered into a four-year $500 million senior unsecured credit facility with a syndicated bank group. The new facility has an initial borrowing base of $425 million and replaces the previous $350 million credit facility. The borrowing base under the new credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.

Note 5 – Comprehensive Income

        The following table illustrates the components of comprehensive income for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Unaudited) (In millions)
Net income	$35.8	$55.9
Other comprehensive income (loss), net of tax effect:
Net change in fair value of derivatives	(3.3)	(3.2)
Amortization of other comprehensive income from swap	-	0.6
Total other comprehensive income (loss)	(3.3)	(2.6)
Comprehensive income	$32.5	$53.3

Note 6 – Asset Retirement Obligations

        We adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. Upon adoption, we recognized a credit for a cumulative transition adjustment of $5.3 million, net of tax, for existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. In addition, we recorded a $32.1 million increase in the capitalized costs of our oil and gas properties, net of accumulated depreciation, and recognized $76.3 million in additional liabilities related to asset retirement obligations. During the first quarter of 2004 and 2003, we recognized non-cash expenses of $1.5 million and $1.6 million, respectively, related to the accretion of our asset retirement obligation. As of March 31, 2004, accretion expense represents the only change in the asset retirement obligation since December 31, 2003. As required by SFAS No. 143, our estimate of our asset retirement obligation does not give consideration to the value that the related assets could have to other parties.

Note 7 – Changes in Accounting Principle

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

        Entitlement Method. Management elected to begin recognizing production revenue under the Entitlement method effective January 1, 2003. Management believes that this method is preferable because revenues and production are accounted for in the period in which the earnings process is complete. The cumulative effect of the change to the Entitlement method was immaterial.

Note 8 – Stock-Based Compensation

        In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which became effective with respect to us in 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby no compensation cost is recognized upon grant if certain requirements are met. The FASB has issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which has amended APB Opinion 28, Interim Financial Reporting, to require a tabular presentation similar to that called for in annual statements in condensed quarterly statements if, for any period presented, the intrinsic value method is used. We have continued to account for our stock-based compensation under APB 25. However, we have adopted the disclosure provisions of SFAS No. 148 as presented below.

        If the compensation expense for stock-based compensation plans had been determined consistent with the expense recognition provisions under SFAS No. 123, our net income and basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003 would have approximated the pro forma amounts below:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts) (Unaudited)
Net income	$35,773	$55,858
Add: Stock-based compensation expense included in net income, net of tax	-	-
Less: Stock-based compensation expense using fair value method, net of tax	(1,168)	(1,385)
Pro forma net income	$34,605	$54,473

Basic earnings per share	$1.35	$2.12
Pro forma basic earnings per share	1.31	2.07

Diluted earnings per share	$1.33	$2.11
Pro forma diluted earnings per share	1.29	2.06

        On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, such as stock options. The proposed Statement would eliminate the ability to account for share-based compensation transactions using the APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. Stone currently accounts for stock-based compensation using APB Opinion No. 25. The proposed Statement, if adopted, would require us to begin accounting for stock options under this method beginning in fiscal year 2005.

Note 9 – Commitments and Contingencies

        Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Goodrich Petroleum Company-Lafitte, L.L.C. filed civil action number 2000-06437, in Harris County, Texas, against Stone Energy Corporation, seeking seismic data at Lafitte Field and unspecified damages. On October 29, 2003, after a trial of this matter, the jury awarded Goodrich Petroleum Company-Lafitte, L.L.C. damages in the amount of approximately $0.5 million. As of May 3, 2004, the court had not entered a judgment in this case. There has been no indication whether the plaintiff will appeal this decision. We are evaluating whether we will file an appeal.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:

We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of March 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Stone Energy Corporation as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated February 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana
April 30, 2004

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

        When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other risk factors as described in our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Stone Energy Corporation are expressly qualified in their entirety by this cautionary statement.

Overview

        Stone Energy Corporation is an independent oil and gas company focused primarily in the Gulf Coast Basin and is engaged in the acquisition and subsequent exploration, development, production and operation of oil and gas properties.

        Our business strategy, which has remained consistent since 1990, is to increase production, cash flow and reserves through the acquisition, exploitation and development principally of mature oil and gas properties. Currently, our property base consists of 92 active properties, 60 in the Gulf Coast Basin and 32 in the Rocky Mountains, and 29 primary term leases in the Gulf of Mexico. We serve as operator on 55 of our active properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by many of our competitors on projects away from the onshore and shallow water shelf regions of the Gulf of Mexico.

Critical Accounting Policies

        Our 2003 Annual Report on Form 10-K describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:

  remaining proved oil and gas reserves;
  timing of our future drilling activities;
  accruals of operating costs and production revenue;
  future costs to develop and abandon our oil and gas properties;
  the effectiveness of derivative positions; and
  classification of unevaluated property costs.

        This Quarterly Report on Form 10-Q should be read together with the discussion contained in our 2003 Annual Report on Form 10-K regarding these critical accounting policies.

Other Factors Affecting Our Business and Financial Results

        In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion in our 2003 Annual Report on Form 10-K regarding these other risk factors.

Results of Operations

        The following table sets forth certain information with respect to our oil and gas operations.

	Three Months Ended March 31,
	2004	2003
Production:
Oil (MBbls)	1,544	1,419
Gas (MMcf)	14,638	16,516
Oil and gas (MMcfe)	23,902	25,030
Revenue data (In thousands)(a):
Oil revenue	$53,239	$47,572
Gas revenue	80,341	109,974
Total oil and gas revenue	$133,580	$157,546
Average prices (a):
Oil (per Bbl)	$34.48	$33.53
Gas (per Mcf)	5.49	6.66
Oil and gas (per Mcfe)	5.59	6.29
Expenses (per Mcfe):
Normal lease operating expenses (b)	$0.70	$0.60
Salaries, general and administrative expenses	0.16	0.13
DD&A expense on oil and gas properties	1.93	1.64

(a) Includes the settlement of hedging contracts.
(b) Excludes major maintenance expenses.

        Net Income.    Net income for the first quarter of 2004 totaled $35.8 million, or $1.33 per share, compared to net income reported for the first quarter of 2003 of $55.9 million, or $2.11 per share. The decrease in net income was primarily due to the lower average prices received for our gas production and a decrease in gas volumes produced as discussed below.

        Prices.    Prices realized during the first quarter of 2004 averaged $34.48 per barrel of oil and $5.49 per Mcf of gas compared to first quarter 2003 average realized prices of $33.53 per barrel of oil and $6.66 per Mcf of gas. On a gas equivalent basis, prices realized during the first quarter of 2004 were 11% lower than prices realized during the first quarter of 2003. All unit pricing amounts include the cash effects of hedging. Hedging transactions in the first quarter of 2004 decreased the average realized price of natural gas by $0.14 per Mcf. During the first quarter of 2003, hedging transactions had no impact on the average realized price we received for our oil and natural gas production.

        Production.    Oil production during the first quarter of 2004 totaled approximately 1,544,000 barrels compared to first quarter 2003 production of 1,419,000 barrels, while natural gas production during the first quarter of 2004 totaled approximately 14.6 Bcf, compared to first quarter 2003 gas production of 16.5 Bcf. On a natural gas equivalent basis, production volumes for the first quarter of 2004 decreased 5% to 23.9 Bcfe compared to first quarter 2003 production of 25.0 Bcfe due to delays in initial production from certain discoveries made in 2003 and a pipeline interruption near major producing fields.

        Oil and Gas Revenue.    First quarter 2004 oil and gas revenue totaled $133.6 million, compared to first quarter 2003 oil and gas revenue of $157.5 million. The decline in oil and gas revenue is attributable to a combination of an 11% decline in realized oil and gas prices and a 5% decline in production volumes on a gas equivalent basis from the comparable period in 2003.

        Expenses.    Normal lease operating expenses during the first quarter of 2004 increased to $16.8 million compared to $15.0 million for the comparable quarter in 2003. The increase in normal lease operating costs for the first quarter of 2004 is primarily attributable to a 7% increase in the number of active wells and increases in overall industry service costs over the first quarter of 2003. In addition, normal lease operating expenses increased due to increased oil production volumes, which are more costly to produce.

        Major maintenance expenses, which represent repair and maintenance costs that vary from period to period, totaled $3.1 million during the first quarter of 2004 compared to $2.7 million in the first quarter of 2003.

        Effective January 1, 2003, management elected to change to the units of production (UOP) method of amortizing proved oil and gas property costs versus the formerly used future gross revenue method. The cumulative effect of the change in accounting principle was $4.0 million, net of tax, and was recorded as a non-cash charge during the first quarter of 2003. Depreciation, depletion and amortization (DD&A) on oil and gas properties for the first quarter of 2004 totaled $46.0 million compared to $41.0 million for the first quarter of 2003. The increase in DD&A for the first quarter of 2004 is the result of increases in the full-cycle unit cost of finding and developing proved reserves.

        Salaries, general and administrative expenses for the first quarter of 2004 were $3.7 million compared to $3.3 million in the first quarter of 2003. The increase was the result of a 5% increase in employment levels of technical personnel over the same period in 2003.

Recent Accounting Developments

        Stock-Based Compensation.   On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, such as stock options. The proposed Statement would eliminate the ability to account for share-based compensation transactions using the Accounting Principles Board’s (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. Stone currently accounts for stock-based compensation using APB Opinion No. 25. The proposed Statement, if adopted, would require us to begin accounting for stock options under this method beginning in fiscal year 2005.

Hedging Activities

        The following is a breakdown of derivative expenses for the respective periods:

	Three Months Ended March 31,
	2004	2003
	(Unaudited) (In thousands)
Amortization of cost of put contracts	$902	$1,177
Amortization of other comprehensive income from swap	-	996
Total derivative expenses	$902	$2,173

Liquidity and Capital Resources

        Cash Flow.    Net cash flow provided by operating activities for the three months ended March 31, 2004 was $99.2 million compared to $109.3 million reported in the comparable period in 2003. The decrease in net cash flow provided by operating activities during the first quarter of 2004 was primarily attributable to decreased oil and gas revenue caused by an 11% decline in realized oil and gas prices, a 5% decline in production volumes on a gas equivalent basis and a 12% increase in normal lease operating expenses from the respective period in 2003. Net cash flow used in investing activities totaled $87.1 million and $81.5 million during the first quarter of 2004 and 2003, respectively, which primarily represents our investment in oil and gas properties. Net cash flow provided by (used in) financing activities totaled $11.1 million and ($20.0) million for the three months ended March 31, 2004 and 2003, respectively. In total, cash and cash equivalents increased from $17.1 million as of December 31, 2003 to $40.4 million as of March 31, 2004.

        We had a working capital deficit at March 31, 2004 of $16.8 million. Working capital deficits are not unusual at the end of a period, and are usually the result of accounts payable related to exploration and development costs. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. Liquidity is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities. See Bank Credit Facility.

        Capital Expenditures.   First quarter 2004 additions to oil and gas property costs of $90.2 million included $2.0 million of acquisition costs, $4.3 million of capitalized salaries, general and administrative expenses and $1.6 million of capitalized interest. These investments were financed by cash flow from operating activities, borrowings under our credit facility and working capital.

        Budgeted Capital Expenditures.   Our current estimated 2004 capital expenditures budget, excluding acquisitions and capitalized salaries, general and administrative expenses and interest, is approximately $280 million. While the 2004 capital expenditures budget does not include any projected acquisitions, we continue to seek growth opportunities that fit our specific acquisition profile.

        Based upon our outlook for oil and gas prices and production rates, we expect cash flow from operations to be more than sufficient to fund the remaining 2004 capital expenditures budget. However, if oil and gas prices or production rates fall below our current expectations, we believe that the available borrowings under our bank credit facility will be sufficient to fund the capital expenditures in excess of operating cash flow.

        Bank Credit Facility.    At March 31, 2004, we had $179.0 million of borrowings outstanding under our bank credit facility. Letters of credit totaling $13.1 million have been issued under the facility. On April 30, 2004, the Company entered into a new $500 million senior unsecured credit facility with a syndicated bank group that matures on April 30, 2008. We currently have a loan base under the new credit facility of $425 million with availability of an additional $232.9 million in borrowings as of May 3, 2004. Our borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.

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

        Our hedging policy provides that not more than one-half of our estimated production quantities can be hedged without the consent of the Board of Directors. See Item 1. Financial Statements – Note 3 – Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and gas price declines.

Interest Rate Risk

        Stone had long-term debt outstanding of $379.0 million at March 31, 2004, of which $200.0 million, or approximately 53%, bears interest at a fixed rate of 8¼%. The remaining $179.0 million of debt outstanding at March 31, 2004 bears interest at a floating rate. At May 3, 2004, the weighted average interest rate under our floating-rate debt was approximately 2.5%. At March 31, 2004, we had no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

        Since the filing of our 2003 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to interest rates and commodity prices.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer believe:

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

Internal Controls Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

        Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Goodrich Petroleum Company-Lafitte, L.L.C. filed civil action number 2000-06437, in Harris County, Texas, against Stone Energy Corporation, seeking seismic data at Lafitte Field and unspecified damages. On October 29, 2003, after a trial of this matter, the jury awarded Goodrich Petroleum Company-Lafitte, L.L.C. damages in the amount of approximately $0.5 million. As of May 3, 2004, the court had not entered a judgment in this case. There has been no indication whether the plaintiff will appeal this decision. We are evaluating whether we will file an appeal.

Item 5.    Other Information

        Effective April 1, 2004, D. Peter Canty resigned his position as president and chief executive officer of Stone, but will remain on the board of directors. In addition, the board elected David H. Welch as a director, president and chief executive officer of Stone effective April 1, 2004. Mr. Welch most recently served as senior vice president of BP America, Inc. since 2003 and vice president of BP, Inc since 1999.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
*15.1 – Letter from Ernst & Young LLP dated April 30, 2004, regarding unaudited interim financial information.
*31.1 – Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
*31.2 – Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
†*32.1 – Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C § 1350.
*	Filed herewith
†	Not considered to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
(b)	Stone filed the following reports on Form 8-K during the three months ended March 31, 2004:
Date of Event Reported February 2, 2004 February 5, 2004 February 16, 2004 March 1, 2004 March 8, 2004	Item(s) Reported Item 7 & 9* Item 7 & 9* Item 7 & 9* Item 5 & 7 Item 7, 9 & 12*
*	The information in the Forms 8-K furnished pursuant to Item 9 and Item 12 is not considered to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION

Date: May 7, 2004	By: /s/ James H. Prince James H. Prince Executive Vice President and Chief Financial Officer (On behalf of the Registrant as Principal Financial Officer)