Form 10-Q
period 2004-06-30
STONE ENERGY CORP
filed 2004-08-09
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

     As of August 5, 2004 there were 26,634,193 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30, 2004	December 31, 2003
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$31,245	$17,100
Accounts receivable	97,994	75,066
Other current assets	10,231	5,914

Total current assets	139,470	98,080

Oil and gas properties – full-cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $1,419,000 and $1,319,337, respectively	1,311,203	1,210,333
Unevaluated	109,123	107,600
Building and land, net	5,315	5,202
Fixed assets, net	5,112	5,269
Other assets, net	11,202	7,793

Total assets	$1,581,425	$1,434,277

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$87,833	$87,646
Undistributed oil and gas proceeds	36,314	30,793
Fair value of swap and collar contracts	11,424	7,336
Other accrued liabilities	8,623	10,779

Total current liabilities	144,194	136,554

Long–term debt	392,000	370,000
Deferred taxes	167,893	130,935
Asset retirement obligations	82,007	78,877
Fair value of swap contracts	5,066	4,770
Other long–term liabilities	3,409	2,864

Total liabilities	794,569	724,000

Commitments and contingencies

Common stock	267	264
Treasury stock	(1,462)	(1,550)
Additional paid–in capital	463,326	455,391
Retained earnings	336,597	264,935
Accumulated other comprehensive loss	(11,872)	(8,763)

Total stockholders’ equity	786,856	710,277

Total liabilities and stockholders’ equity	$1,581,425	$1,434,277

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenue:
Oil production	$57,557	$39,330	$110,796	$86,902
Gas production	84,667	77,882	165,008	187,856

Total operating revenue	142,224	117,212	275,804	274,758

Operating expenses:
Normal lease operating expenses	17,070	15,681	33,860	30,706
Major maintenance expenses	5,789	2,541	8,890	5,242
Production taxes	1,912	1,499	3,723	2,958
Depreciation, depletion and amortization	50,060	41,046	96,804	82,765
Accretion expense	1,463	1,573	2,926	3,146
Salaries, general and administrative expenses	3,549	3,602	7,290	6,937
Incentive compensation expense	424	677	1,117	1,337
Derivative expenses	1,058	2,081	1,960	4,254

Total operating expenses	81,325	68,700	156,570	137,345

Income from operations	60,899	48,512	119,234	137,413
Other (income) expenses:
Interest	3,988	5,167	7,937	10,688
Other income	(708)	(696)	(1,357)	(1,367)
Other expense	2,383	-	2,383	-

Total other expenses	5,663	4,471	8,963	9,321

Income before taxes	55,236	44,041	110,271	128,092
Provision for income taxes:
Current	-	-	-	-
Deferred	19,333	15,414	38,595	44,832

Total income taxes	19,333	15,414	38,595	44,832

Income before cumulative effects of accounting changes, net of tax	35,903	28,627	71,676	83,260
Cumulative effect of accounting changes, net of tax	-	-	-	1,225

Net income	$35,903	$28,627	$71,676	$84,485

Basic earnings per share:
Income before effects of accounting changes, net of tax	$1.35	$1.09	$2.70	$3.16
Cumulative effects of accounting changes, net of tax	-	-	-	0.05

Basic earnings per share	$1.35	$1.09	$2.70	$3.21

Diluted earnings per share:
Income before effects of accounting changes, net of tax	$1.33	$1.08	$2.67	$3.14
Cumulative effects of accounting changes, net of tax	-	-	-	0.04

Diluted earnings per share	$1.33	$1.08	$2.67	$3.18

Average shares outstanding	26,598	26,355	26,521	26,350
Average shares outstanding assuming dilution	26,954	26,585	26,876	26,535

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$71,676	$84,485
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	96,804	82,765
Accretion expense	2,926	3,146
Provision for deferred income taxes	38,595	44,832
Derivative expenses	1,960	4,254
Cumulative effect of accounting changes	-	(1,225)
Other non-cash items	1,057	368
Changes in operating assets and liabilities:
Increase in accounts receivable	(22,928)	(5,906)
Increase in other current assets	(3,658)	(2,662)
Increase in other accrued liabilities	3,593	3,521
Investment in derivative contracts	(1,683)	(516)
Other	(10)	76

Net cash provided by operating activities	188,332	213,138

Cash flows from investing activities:
Investment in oil and gas properties	(204,299)	(156,612)
Proceeds from sale of oil and gas properties	5,005	-
Increase in other assets	(970)	(817)

Net cash used in investing activities	(200,264)	(157,429)

Cash flows from financing activities:
Proceeds from bank borrowings	22,000	-
Repayment of bank borrowings	-	(55,000)
Deferred financing costs	(2,277)	(143)
Proceeds from exercise of stock options	6,354	487

Net cash provided by (used in) financing activities	26,077	(54,656)

Net increase in cash and cash equivalents	14,145	1,053

Cash and cash equivalents, beginning of period	17,100	27,609

Cash and cash equivalents, end of period	$31,245	$28,662

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

        The condensed consolidated financial statements of Stone Energy Corporation and subsidiary as of June 30, 2004 and for the three and six-month periods ended June 30, 2004 and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of future financial results.

Note 2 – Earnings Per Share

        Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive shares for stock options granted to nonemployee directors and employees. There were approximately 356,000 and 230,000 dilutive shares for the three months ended June 30, 2004 and 2003, respectively, and 355,000 and 185,000 dilutive shares for the six months ended June 30, 2004 and 2003, respectively.

        Options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 652,000 and 971,000 shares in the three months ended June 30, 2004 and 2003, respectively, and 600,000 and 1,063,000 shares in the six months ended June 30, 2004 and 2003, respectively.

        During the three months ended June 30, 2004 and 2003, approximately 148,000 and 20,000 shares of common stock, respectively, were issued upon the exercise of stock options by employees and nonemployee directors. For the six months ended June 30, 2004 and 2003, approximately 229,000 and 33,000 shares of common stock, respectively, were issued upon the exercise of stock options by employees and nonemployee directors.

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

        Stone has entered into zero premium collars with various counterparties for a portion of our expected 2005 oil and natural gas production from the Gulf Coast Basin. The natural gas collars effectively hedge 20,000 MMBtu per day at a floor price of $4.00 per MMBtu and a ceiling price of $13.50 per MMBtu and an additional 20,000 MMBtu per day at a floor price of $4.50 per MMBtu and a ceiling price of $10.25 per MMBtu from January through December 2005. The natural gas collar settlements are based on an average of New York Mercantile Exchange (“NYMEX”) prices for the last three days of a respective month. The oil collars effectively hedge 8,000 barrels (“Bbls”) per day at a floor price of $28.00 per Bbl and an average ceiling price of $52.83 per Bbl from January through December 2005. The oil collar settlements are based upon an average of the NYMEX closing price for West Texas Intermediate (“WTI”) during the entire calendar month. The contracts require payments to the counterparties if the average price is above the ceiling price or payment from the counterparties if the average price is below the floor price. Settlements under the collar contracts are realized in oil and gas revenue.

        The following table illustrates our hedging positions as of August 1, 2004:

	Put Contracts
	Natural Gas			Oil
	Daily Volume (MMBtus/d)	Floor	Unamortized Cost (millions)	Daily Volume (Bbls/d)	Floor	Unamortized Cost (millions)
2004	90,000	$3.50	$1.0	7,500	$25.00	$0.8

	Zero Premium Collars
	Natural Gas			Oil
	Daily Volume (MMBtus/d)	Floor Price	Ceiling Price	Daily Volume (Bbls/d)	Floor Price	Ceiling Price
2005	20,000	$4.50	$10.25	4,000	$28.00	$52.90
2005	20,000	4.00	13.50	4,000	28.00	52.75

	Fixed Price Gas Swaps
	Daily Volume (MMBtus/d)	Price
2004	15,000	$3.42
2005	15,000	3.42

        During the three months ended June 30, 2004 and 2003, we realized net decreases in gas revenue related to swaps of $2.2 million and $0.5 million, respectively. During the six months ended June 30, 2004 and 2003, we realized net decreases in gas revenue related to swaps of $4.3 million and $0.5 million, respectively.

Note 4 – Long-Term Debt

        Long-term debt consisted of the following:

	June 30, 2004	December 31, 2003
	(Unaudited)
	(In millions)

8¼% Senior Subordinated Notes due 2011	$200	$200
Bank debt	192	170

Total long-term debt	$392	$370

        On April 30, 2004, we entered into a four-year $500 million senior unsecured credit facility with a syndicated bank group. The new facility has an initial borrowing base of $425 million and replaces the previous $350 million credit facility. Borrowings outstanding at June 30, 2004 under our bank credit facility totaled $192.0 million, and letters of credit totaling $13.1 million have been issued under the facility. At June 30, 2004, we had $219.9 million of borrowings available under the credit facility and the weighted average interest rate under the credit facility was approximately 2.5%. The borrowing base under the new credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.

Note 5 – Comprehensive Income

        The following table illustrates the components of comprehensive income for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions) (Unaudited)
Net income	$35.9	$28.6	$71.7	$84.5
Other comprehensive income (loss), net of tax effect:
Net change in fair value of derivatives	0.2	(3.6)	(3.1)	(6.9)
Amortization of other comprehensive income from the ineffective swap	-	0.5	-	1.2
Total other comprehensive income (loss)	0.2	(3.1)	(3.1)	(5.7)
Comprehensive income	$36.1	$25.5	$68.6	$78.8

Note 6 – Asset Retirement Obligations

        We adopted Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. Upon adoption, we recognized a credit for a cumulative transition adjustment of $5.3 million, net of tax, for existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. In addition, we recorded a $32.1 million increase in the capitalized costs of our oil and gas properties, net of accumulated depreciation, and recognized $76.3 million in additional liabilities related to asset retirement obligations. During the second quarter of 2004 and 2003, we recognized expenses of $1.5 million and $1.6 million, respectively, related to the accretion of our asset retirement obligation. For the six-month periods ended June 30, 2004 and 2003, we recognized accretion expense of $2.9 million and $3.1 million, respectively. As of June 30, 2004, accretion expense represented the only change in the asset retirement obligation since December 31, 2003. As required by SFAS No. 143, our estimate of our asset retirement obligation does not give consideration to the value that the related assets could have to other parties.

Note 7 – Changes in Accounting Principle

        Units of Production Method.  Effective January 1, 2003, management elected to change to the units of production method of amortizing proved oil and gas property costs versus the formerly used future gross revenue method. Management believes that this change in method is preferable because it removes fluctuations in depreciation, depletion and amortization (“DD&A”) expense caused by product pricing volatility within a reporting period and is a method more widely used in the oil and gas industry. The cumulative effect of the change in accounting principle was $4.0 million, net of tax, and was recorded as a non-cash charge during the first quarter of 2003.

        Entitlement Method.   Management elected to begin recognizing production revenue under the Entitlement method effective January 1, 2003. Management believes that this method is preferable because revenues and production are accounted for in the period in which the earnings process is complete. The cumulative effect of the change to the Entitlement method was immaterial.

Note 8 – Stock-Based Compensation

        In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which became effective with respect to us in 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby no compensation cost is recognized upon grant if certain requirements are met. The FASB has issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which has amended APB Opinion 28 No., “Interim Financial Reporting,” to require a tabular presentation similar to that called for in annual statements in condensed quarterly statements if, for any period presented, the intrinsic value method of APB Opinion No. 25 is used. We have continued to account for our stock-based compensation under APB Opinion No. 25. However, we have adopted the disclosure provisions of SFAS No. 148.

        If the compensation expense for stock-based compensation plans had been determined consistent with the expense recognition provisions under SFAS No. 123, our net income and basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 would have approximated the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions, except per share amounts) (Unaudited)
Net income	$35.9	$28.6	$71.7	$84.5
Add: Stock-based compensation expense included in net income, net of tax	-	-	-	-
Less: Stock-based compensation expense using fair value method, net of tax	(1.5)	(1.4)	(2.7)	(2.8)
Pro forma net income	$34.4	$27.2	$69.0	$81.7

Basic earnings per share	$1.35	$1.09	$2.70	$3.21
Pro forma basic earnings per share	1.29	1.03	2.60	3.10

Diluted earnings per share	$1.33	$1.08	$2.67	$3.18
Pro forma diluted earnings per share	1.27	1.02	2.56	3.08

        On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, such as stock options. The proposed Statement would eliminate the ability to account for share-based compensation transactions using the APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair value-based method. Stone currently accounts for stock-based compensation using APB Opinion No. 25. The proposed Statement, if adopted, would require us to begin accounting for stock options under this method beginning in fiscal year 2005. It is currently not known whether the implementation of this proposed Standard would result in financial results materially different from those presented above. The FASB is expected to issue a final rule on this topic during the fourth quarter of 2004.

Note 9 – Commitments and Contingencies

        Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Goodrich Petroleum Company-Lafitte, L.L.C. filed civil action number 2000-06437, in Harris County, Texas, against Stone Energy Corporation, seeking seismic data at Lafitte Field and unspecified damages. On October 29, 2003, after a trial of this matter, the jury awarded Goodrich Petroleum Company-Lafitte, L.L.C. damages in the amount of approximately $0.5 million. On May 28, 2004, the presiding judge rendered a final judgment in this case and awarded the plaintiff an additional $1.5 million in recovery of plaintiff’s attorneys’ fees and pre-judgment interest of approximately $0.1 million, which has been accrued in other expenses as of June 30, 2004. The court has also ordered Goodrich to pay $0.1 million to Stone in recovery of defendant’s attorneys’ fees. Either party may appeal the final judgment or file a motion for a new trial. There has been no indication whether the plaintiff will appeal this decision.

        We have been named as a defendant in a number of lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flow or results of operations.

Note 10 – Subsequent Event

        Stone sold its interests in 21 non-core properties located in various regions of the Rocky Mountains for approximately $8 million. The transaction, which has an effective date of June 1, 2004, closed on July 6, 2004; therefore, the reserves and production associated with these properties are on Stone’s books as of June 30, 2004. The divested properties comprise approximately one percent of Stone’s total estimated proved reserves at December 31, 2003 and included approximately 28% of Stone’s wells in the Rockies. All of the divested properties were held by Stone’s wholly owned subsidiary, Stone Energy, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:

We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of June 30, 2004, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stone Energy Corporation as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated February 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana
August 4, 2004

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

Overview

        Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, production and operation of oil and gas properties located primarily in the Gulf Coast Basin.

        Our business strategy, which has remained consistent since 1990, is to increase production, cash flow and reserves through the acquisition, exploitation and development principally of mature oil and gas properties. Currently, our property base consists of 71 active properties, 60 in the Gulf Coast Basin and 11 in the Rocky Mountains, and 30 primary term leases in the Gulf of Mexico. We serve as operator on 42 of our active properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by many of our competitors on projects away from the onshore and shallow water shelf regions of the Gulf of Mexico.

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

Results of Operations

        The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended June 30,
	2004	2003	Variance	% change
Production:
Oil (MBbls)	1,552	1,388	164	12%
Gas (MMcf)	14,443	15,428	(985)	(6%	)
Oil and gas (MMcfe)	23,755	23,756	(1)	-
Revenue data (in thousands) (a):
Oil revenue	$57,557	$39,330	$18,227	46%
Gas revenue	84,667	77,882	6,785	9%
Total oil and gas revenue	$142,224	$117,212	$25,012	21%
Average prices (a):
Oil (per Bbl)	$37.09	$28.34	$8.75	31%
Gas (per Mcf)	5.86	5.05	0.81	16%
Oil and gas (per Mcfe)	5.99	4.93	1.06	22%
Expenses (per Mcfe):
Normal lease operating expenses (b)	$0.72	$0.66	$0.06	9%
Salaries, general and administrative expenses	0.15	0.15	-	-
DD&A expense on oil and gas properties	2.08	1.70	0.38	22%

	Six Months Ended June 30,
	2004	2003	Variance	% change
Production:
Oil (MBbls)	3,096	2,807	289	10%
Gas (MMcf)	29,081	31,945	(2,864)	(9%	)
Oil and gas (MMcfe)	47,657	48,787	(1,130)	(2%	)
Revenue data (In thousands) (a):
Oil revenue	$110,796	$86,092	$23,894	27%
Gas revenue	165,008	187,856	(22,848)	(12%	)
Total oil and gas revenue	$275,804	$274,758	$1,046	-
Average prices (a):
Oil (per Bbl)	$35.79	$30.96	$4.83	16%
Gas (per Mcf)	5.67	5.88	(0.21)	(4%	)
Oil and gas (per Mcfe)	5.79	5.63	0.16	3%
Expenses (per Mcfe):
Normal lease operating expenses (b)	$0.71	$0.63	$0.08	13%
Salaries, general and administrative expenses	0.15	0.14	0.01	7%
DD&A expense on oil and gas properties	2.00	1.67	0.33	20%

(a) Includes the cash settlement of hedging contracts.
(b) Excludes major maintenance expenses.

        Net Income.   During the second quarter of 2004, net income totaled $35.9 million, or $1.33 per share, compared to $28.6 million, or $1.08 per share reported for the second quarter of 2003. For the six months ended June 30, 2004, net income totaled $71.7 million, or $2.67 per share, compared to $84.5 million, or $3.18 per share, during the comparable 2003 period. All per share amounts are on a diluted basis. The increase in second quarter net income was primarily due to an increase in oil production volumes and realized oil and natural gas prices as discussed below.

        Prices.    Prices realized during the second quarter of 2004 averaged $37.09 per Bbl of oil and $5.86 per Mcf of natural gas, or 22% higher, on an Mcfe basis, than second quarter 2003 average realized prices of $28.34 per Bbl of oil and $5.05 per Mcf of natural gas. Average realized prices during the first half of 2004 were $35.79 per Bbl of oil and $5.67 per Mcf of natural gas compared to $30.96 per Bbl of oil and $5.88 per Mcf of natural gas realized during the first half of 2003. All unit pricing amounts include the cash settlement of hedging contracts.

        During the second quarters of 2004 and 2003, hedging transactions reduced the average price we received for natural gas by $0.16 and $0.03 per Mcf, respectively. Hedging transactions for natural gas during the first half of 2004 and 2003 also decreased the average price we received for natural gas by $0.15 and $0.01 per Mcf, respectively.

        Production.    Oil production during the second quarter of 2004 totaled approximately 1.6 million barrels compared to 1.4 million barrels produced during the second quarter of 2003, representing a 12% increase over 2003. Natural gas production during the second quarter of 2004 totaled 14.4 Bcf or 6% less than the 15.4 Bcf produced during the second quarter of 2003. Year-to-date 2004 production totaled 3.1 million barrels of oil and 29.1 Bcf of natural gas compared to 2.8 million barrels of oil and 31.9 Bcf of natural gas produced during the comparable 2003 period.

        Oil and Gas Revenue.    Due to the increases in oil production volumes and realized prices, oil and gas revenue increased 21% to $142.2 million, compared to $117.2 million for the second quarter of 2003. Year-to-date 2004 oil and gas revenue totaled $275.8 million compared to $274.8 million during the comparable 2003 period.

        Expenses.    Normal lease operating expenses during the second quarter of 2004 totaled $17.1 million or 9% higher than normal lease operating expenses of $15.7 million for the comparable quarter in 2003. For the first six months of 2004, normal lease operating expenses totaled $33.9 million compared to $30.7 million during the comparable period of 2003. The increase in normal lease operating costs for 2004 was the combined result of an increase in the number of active wells, increases in overall industry service costs over 2003 and higher oil production volumes during 2004, which are more costly to produce as compared to natural gas.

        Major maintenance expenses, which represent major repair and maintenance costs that vary from period to period, totaled $5.8 million during the second quarter of 2004 compared to $2.5 million in the second quarter of 2003. Second quarter 2004 major maintenance expenses consisted primarily of replacement wells on Mississippi Canyon Block 109 and Vermilion Block 131. During the six months ended June 30, 2004 and 2003, major maintenance expenses totaled $8.9 million and $5.2 million, respectively. Stone expects third quarter 2004 major maintenance expenses to increase approximately 75% over second quarter 2004 amounts based upon planned operations.

        Effective January 1, 2003, management elected to change to the units of production method of amortizing proved oil and gas property costs versus the formerly used future gross revenue method. The cumulative effect of the change in accounting principle was $4.0 million, net of tax, and was recorded as a charge during the first quarter of 2003. Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the second quarter of 2004 totaled $49.4 million compared to $40.4 million for the second quarter of 2003. For the six months ended June 30, 2004 and 2003, DD&A expense totaled $95.4 million and $81.3 million, respectively. The increase in 2004 DD&A on a unit basis is the result of increases in the full-cycle cost of finding and developing proved reserves and the impact of drilling results.

        As a result of debt repayments and the redemption of our $100 million of senior subordinated notes during 2003, interest expense for the second quarter of 2004 decreased 23% to $4.0 million, compared to $5.2 million during the second quarter of 2003. For the six months ended June 30, 2004, interest expense totaled $7.9 million compared to $10.7 million during the comparable period in 2003.

        During the second quarter of 2004, we incurred $2.4 million of other expenses, which included $0.9 million of deferred financing costs written off in connection with our previous credit agreement and $1.5 million of expenses related to the final judgment in the Goodrich lawsuit. (See Part II, Item 1. Legal Proceedings)

Recent Accounting Developments

        Stock-Based Compensation.   On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, such as stock options. The proposed Statement would eliminate the ability to account for share-based compensation transactions using the APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair value-based method. Stone currently accounts for stock-based compensation using APB Opinion No. 25. The proposed Statement, if adopted, would require us to begin accounting for stock options under this method beginning in fiscal year 2005. It is currently not known whether the implementation of this proposed Standard would result in financial results materially different from those presented in Note 8 – Stock-Based Compensation. The FASB is expected to issue a final rule on this topic during the fourth quarter of 2004.

Hedging Activities

        Stone has entered into zero premium collars for a portion of our expected 2005 oil and natural gas production from the Gulf Coast Basin. The natural gas collars effectively hedge 20,000 MMBtu per day at a floor price of $4.00 per MMBtu and a ceiling price of $13.50 per MMBtu and an additional 20,000 MMBtu per day at a floor price of $4.50 per MMBtu and a ceiling price of $10.25 per MMBtu. The oil collars effectively hedge 8,000 Bbls per day at floor price of $28.00 per Bbl and an average ceiling price of $52.83 per Bbl. The contracts require payments to the counterparties if the average price is above the ceiling price or payment from the counterparties if the average price is below the floor price.

        The following is a breakdown of derivative expenses for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands) (Unaudited)
Amortization of cost of put contracts	$1,058	$1,291	$1,960	$2,469
Amortization of other comprehensive income from swap	-	790	-	1,785
Total derivative expenses	$1,058	$2,081	$1,960	$4,254

Liquidity and Capital Resources

        Cash Flow.    Net cash flow provided by operating activities for the six months ended June 30, 2004 was $188.3 million compared to $213.1 million reported in the comparable period in 2003. Net cash flow used in investing activities totaled $200.3 million and $157.4 million during the first half of 2004 and 2003, respectively, which primarily represents our investment in oil and gas properties. Net cash flow provided by (used in) financing activities totaled $26.1 million and ($54.7) million for the six months ended June 30, 2004 and 2003, respectively, which primarily represents borrowings and repayments under our bank credit facility. In total, cash and cash equivalents increased from $17.1 million as of December 31, 2003 to $31.2 million as of June 30, 2004.

        We had a working capital deficit at June 30, 2004 of $4.7 million. Working capital deficits are not unusual at the end of a period, and are usually the result of accounts payable related to exploration and development costs. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. See Bank Credit Facility.

        Capital Expenditures.   Second quarter 2004 additions to oil and gas property costs of $111.9 million included $45.4 million of acquisition costs, $3.7 million of capitalized salaries, general and administrative expenses and $1.6 million of capitalized interest. Year-to-date 2004 additions to oil and gas property costs of $202.1 million include $47.4 million of acquisition costs, $7.9 million of capitalized salaries, general and administrative expenses and $3.2 million of capitalized interest. These investments were financed by cash flow from operating activities, borrowings under our credit facility and working capital.

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

        Based upon our outlook for oil and gas prices and production rates, we expect cash flow from operations to be sufficient to fund the remaining 2004 capital expenditures budget. However, if oil and gas prices or production rates fall below our current expectations, we believe that the available borrowings under our bank credit facility will be sufficient to fund the capital expenditures in excess of operating cash flow.

        Bank Credit Facility.    On April 30, 2004, we entered into a four-year $500 million senior unsecured credit facility with a syndicated bank group. The new facility has an initial borrowing base of $425 million and replaces the previous $350 million credit facility. Borrowings outstanding at June 30, 2004 under our bank credit facility totaled $192.0 million, and letters of credit totaling $13.1 million have been issued under the facility. At August 6, 2004, we had $230.9 million of borrowings available under the credit facility and the weighted average interest rate under the credit facility was approximately 2.8%. The borrowing base under the new credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.

Defined Terms

        Oil and condensate are stated in barrels (“Bbls”) or thousand barrels (“MBbl”). Natural gas is stated herein in billion cubic feet (“Bcf”), million cubic feet (“MMcf”) or thousand cubic feet (“Mcf”). Oil and condensate are converted to natural gas at a ratio of one barrel of liquids per six Mcf of gas. Bcfe, MMcfe, and Mcfe represent one billion cubic feet, one million cubic feet and one thousand cubic feet of gas equivalent, respectively. MMBtu represents one million British Thermal Units and BBtu represents one billion British Thermal Units. An active property is an oil and gas property with existing production. A primary term lease is an oil and gas property with no existing production, in which we have a specific time frame to establish production without losing the rights to explore the property. Liquidity is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

        Our major market risk exposure continues to be the pricing applicable to our oil and gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Oil and gas price declines and volatility could adversely affect our revenue, cash flows and profitability. Price volatility is expected to continue. In order to manage our exposure to oil and gas price declines, we occasionally enter into hedging arrangements to secure a price for a portion of our expected oil and natural gas production. We do not enter into hedging transactions for trading purposes.

        Our hedging policy provides that not more than one-half of our estimated production quantities can be hedged without the consent of the Board of Directors. See Item 1. Financial Statements – Note 3 – Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.

Interest Rate Risk

        Stone had long-term debt outstanding of $392.0 million at June 30, 2004, of which $200.0 million, or approximately 51%, bears interest at a fixed rate of 8¼%. The remaining $192.0 million of debt outstanding at June 30, 2004 bears interest at a floating rate. At August 6, 2004, the weighted average interest rate under our floating-rate debt was approximately 2.8%. At June 30, 2004, we had no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

        Since the filing of our 2003 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to interest rates and commodity prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer believe:

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

Internal Controls Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

        Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Goodrich Petroleum Company-Lafitte, L.L.C. filed civil action number 2000-06437, in Harris County, Texas, against Stone Energy Corporation, seeking seismic data at Lafitte Field and unspecified damages. On October 29, 2003, after a trial of this matter, the jury awarded Goodrich Petroleum Company-Lafitte, L.L.C. damages in the amount of approximately $0.5 million. On May 28, 2004, the presiding judge rendered a final judgment in this case and awarded the plaintiff an additional $1.5 million in recovery of plaintiff’s attorneys’ fees and pre-judgment interest of approximately $0.1 million, which has been accrued in other expenses as of June 30, 2004. The court has also ordered Goodrich to pay $0.1 million to Stone in recovery of defendant’s attorneys’ fees. Either party may appeal the final judgment or file a motion for a new trial. There has been no indication whether the plaintiff will appeal this decision.

Item 4.   Submission of Matters to a Vote of Security Holders

        The following matters were submitted to a vote of security holders during Stone’s Annual Meeting of Stockholders held on May 20, 2004:

1.	Election of Directors – The following nominees were elected to serves as Directors of Stone Energy Corporation until the 2007 Annual Meeting of Stockholders:
	Votes Cast For	Votes Withheld

George R. Christmas	23,106,231	540,202
B.J. Duplantis	22,515,147	1,131,286
John P. Laborde	22,259,649	1,386,784
Richard A. Pattarozzi	23,100,725	545,708

        No other Director was standing for election. James H. Stone, Robert A. Bernhard and David H. Welch are Class III Directors whose terms expire with the 2005 Annual Meeting of stockholders. Peter K. Barker, D. Peter Canty, Raymond B. Gary and David R. Voelker are Class I Directors whose terms expire with the 2006 Annual Meeting of Stockholders.

		For	Against	Abstentions	Broker Non-Votes
2.	Ratification of the appointment of Ernst & Young as independent accountants	23,475,110	81,498	89,825	-

3.	Approval of the 2004 Amended and Restated Stock Incentive Plan	18,579,928	3,227,074	166,088	1,673,373

Item 5.  Other Information

        As previously disclosed, Joe R. Klutts elected to retire from the Board of Directors effective May 20, 2004. The Company entered into a Confidentiality Agreement and a letter agreement, each dated June 1, 2004, with Mr. Klutts to provide geological consulting services in the Weeks Bay area of Iberia Parish, Louisiana, in return for a possible two percent overriding royalty interest if the Company elects to pursue prospects generated by him in that area.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
*10.1 – Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated April 30, 2004.

*15.1 – Letter from Ernst & Young LLP dated August 4, 2004, regarding unaudited interim financial information.

*31.1 – Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2 – Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

†*32.1 – Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C § 1350.
*	Filed herewith
†	Not considered to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(b)	Stone filed the following reports on Form 8-K during the three months ended June 30, 2004:
Date of Event Reported May 5, 2004 May 20, 2004 June 22, 2004	Item(s) Reported Item 7, 9 & 12* Item 5 & 7 Item 7 & 9*
*	The information in the Forms 8-K furnished pursuant to Item 9 and Item 12 is not considered to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, except if Stone specifically states that the information is to be considered "filed" under the Exchange Act or incorporated by reference into a filing under the Securities Act or Exchange Act.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION

Date: August 9, 2004	By: /s/ James H. Prince James H. Prince Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

*10.1 – Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated April 30, 2004.

*15.1 – Letter from Ernst & Young LLP dated August 4, 2004, regarding unaudited interim financial information.

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