Form 10-Q
period 2004-09-30
STONE ENERGY CORP
filed 2004-11-08
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     As of November 4, 2004 there were 26,674,044 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	September 30, 2004	December 31, 2003
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$50,871	$17,100
Accounts receivable	85,317	75,066
Deferred taxes	7,441	3,407
Other current assets	3,651	2,507

Total current assets	147,280	98,080

Oil and gas properties – full-cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $1,472,203 and $1,319,337, respectively	1,328,507	1,210,333
Unevaluated	120,321	107,600
Building and land, net	5,408	5,202
Fixed assets, net	5,001	5,269
Other assets, net	8,900	7,793

Total assets	$1,615,417	$1,434,277

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$91,119	$87,646
Undistributed oil and gas proceeds	39,724	30,793
Fair value of hedging contracts	19,294	7,336
Other accrued liabilities	15,368	10,779

Total current liabilities	165,505	136,554

Long–term debt	370,000	370,000
Deferred taxes	181,650	130,935
Asset retirement obligations	82,657	78,877
Fair value of hedging contracts	4,627	4,770
Other long–term liabilities	2,557	2,864

Total liabilities	806,996	724,000

Commitments and contingencies

Common stock	267	264
Treasury stock	(1,462)	(1,550)
Additional paid–in capital	463,696	455,391
Retained earnings	362,163	264,935
Accumulated other comprehensive loss	(16,243)	(8,763)

Total stockholders’ equity	808,421	710,277

Total liabilities and stockholders’ equity	$1,615,417	$1,434,277

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenue:
Oil production	$56,752	$40,492	$167,548	$127,394
Gas production	71,554	75,501	236,562	263,357

Total operating revenue	128,306	115,993	404,110	390,751

Operating expenses:
Normal lease operating expenses	19,666	15,121	53,526	45,827
Major maintenance expenses	11,090	5,209	19,980	10,451
Production taxes	2,169	1,410	5,892	4,368
Depreciation, depletion and amortization	46,139	42,020	142,943	124,785
Accretion expense	1,463	1,573	4,389	4,719
Salaries, general and administrative expenses	3,378	3,641	10,668	10,578
Incentive compensation expense	588	577	1,705	1,914
Derivative expenses	1,069	2,153	3,029	6,407

Total operating expenses	85,562	71,704	242,132	209,049

Income from operations	42,744	44,289	161,978	181,702
Other (income) expenses:
Interest	4,050	4,760	11,987	15,448
Other income	(637)	(691)	(1,994)	(2,058)
Other expense	-	538	2,383	538
Early extinguishment of debt	-	4,661	-	4,661

Total other expenses	3,413	9,268	12,376	18,589

Income before taxes	39,331	35,021	149,602	163,113
Provision for income taxes:
Current	-	-	-	-
Deferred	13,766	12,254	52,361	57,086

Total income taxes	13,766	12,254	52,361	57,086

Income before cumulative effects of accounting changes, net of tax	25,565	22,767	97,241	106,027
Cumulative effect of accounting changes, net of tax	-	-	-	1,225

Net income	$25,565	$22,767	$97,241	$107,252

Basic earnings per share:
Income before effects of accounting changes, net of tax	$0.96	$0.86	$3.66	$4.02
Cumulative effects of accounting changes, net of tax	-	-	-	0.05

Basic earnings per share	$0.96	$0.86	$3.66	$4.07

Diluted earnings per share:
Income before effects of accounting changes, net of tax	$0.95	$0.86	$3.62	$3.99
Cumulative effects of accounting changes, net of tax	-	-	-	0.05

Diluted earnings per share	$0.95	$0.86	$3.62	$4.04

Average shares outstanding	26,640	26,378	26,561	26,366
Average shares outstanding assuming dilution	26,918	26,589	26,890	26,560

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$97,241	$107,252
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	142,943	124,785
Accretion expense	4,389	4,719
Provision for deferred income taxes	52,361	57,086
Derivative expenses	3,029	6,407
Cumulative effect of accounting changes	-	(1,225)
Early extinguishment of debt	-	1,744
Other non-cash items	1,156	525
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,251)	935
Increase in other current assets	(2,195)	(1,089)
Increase in other accrued liabilities	12,946	10,826
Investment in derivative contracts	(1,683)	(516)
Other	(21)	58

Net cash provided by operating activities	299,915	311,507

Cash flows from investing activities:
Investment in oil and gas properties	(280,934)	(231,446)
Proceeds from sale of oil and gas properties	11,948	-
Increase in other assets	(1,458)	(1,604)

Net cash used in investing activities	(270,444)	(233,050)

Cash flows from financing activities:
Proceeds from bank borrowings	22,000	90,000
Repayment of bank borrowings	(22,000)	(61,000)
Redemption of senior subordinated notes	-	(100,000)
Deferred financing costs	(2,357)	(143)
Proceeds from exercise of stock options	6,657	1,197

Net cash provided by (used in) financing activities	4,300	(69,946)

Net increase in cash and cash equivalents	33,771	8,511

Cash and cash equivalents, beginning of period	17,100	27,609

Cash and cash equivalents, end of period	$50,871	$36,120

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

        The condensed consolidated financial statements of Stone Energy Corporation and subsidiary as of September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of future financial results.

Note 2 – Earnings Per Share

        Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive shares for stock options granted to nonemployee directors and employees. There were approximately 278,000 and 211,000 dilutive shares for the three months ended September 30, 2004 and 2003, respectively, and 329,000 and 194,000 dilutive shares for the nine months ended September 30, 2004 and 2003, respectively.

        Options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 747,000 and 936,000 shares in the three months ended September 30, 2004 and 2003, respectively, and 624,000 and 1,047,000 shares in the nine months ended September 30, 2004 and 2003, respectively.

        During the three months ended September 30, 2004 and 2003, approximately 12,000 and 55,000 shares of common stock, respectively, were issued upon the exercise of stock options by employees and nonemployee directors. For the nine months ended September 30, 2004 and 2003, approximately 242,000 and 88,000 shares of common stock, respectively, were issued upon the exercise of stock options and the issuance of restricted and treasury stock.

Note 3 – Hedging Activities

        We enter into hedging transactions to secure a commodity price for a portion of future production that is acceptable at the time of the transaction. The primary objective of these activities is to reduce our exposure to the risk of declining oil and natural gas prices during the contractual term of the hedge. We do not enter into hedging transactions for trading purposes.

        The following table illustrates our hedging positions as of October 1, 2004:

	Put Contracts
	Natural Gas			Oil
	Daily Volume (MMBtus/d)	Floor	Unamortized Cost (millions)	Daily Volume (Bbls/d)	Floor	Unamortized Cost (millions)
2004	90,000	$3.50	$0.6	7,500	$25.00	$0.5

	Zero Premium Collars
	Natural Gas			Oil
	Daily Volume (MMBtus/d)	Floor Price	Ceiling Price	Daily Volume (Bbls/d)	Floor Price	Ceiling Price
2005	20,000	$4.50	$10.25	4,000	$28.00	$52.90
2005	20,000	4.00	13.50	4,000	28.00	52.75

	Fixed Price Gas Swaps
	Daily Volume (MMBtus/d)	Price
2004	15,000	$3.42
2005	15,000	3.42

        During the three months ended September 30, 2004 and 2003, we realized net decreases in gas revenue related to swaps of $2.3 million and $0.6 million, respectively. During the nine months ended September 30, 2004 and 2003, we realized net decreases in gas revenue related to swaps of $6.7 million and $1.1 million, respectively.

Note 4 – Long-Term Debt

        Long-term debt consisted of the following:

	September 30, 2004	December 31, 2003
	(Unaudited)
	(In millions)

8¼% Senior Subordinated Notes due 2011	$200	$200
Bank debt	170	170

Total long-term debt	$370	$370

        On April 30, 2004, we entered into a four-year $500 million senior unsecured credit facility with a syndicated bank group. The new facility has an initial borrowing base of $425 million and replaces the previous $350 million credit facility. Borrowings outstanding at September 30, 2004 under our bank credit facility totaled $170.0 million, and letters of credit totaling $13.1 million have been issued under the facility. At September 30, 2004, we had $241.9 million of borrowings available under the credit facility and the weighted average interest rate under the credit facility was approximately 3.1%. The borrowing base under the new credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.

Note 5 – Comprehensive Income

        The following table illustrates the components of comprehensive income for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions) (Unaudited)
Net income	$25.6	$22.8	$97.2	$107.3
Other comprehensive income (loss), net of tax effect:
Net change in fair value of derivatives	(4.4)	2.3	(7.5)	(4.6)
Amortization of other comprehensive income from the ineffective swap	-	0.5	-	1.7
Total other comprehensive income (loss)	(4.4)	2.8	(7.5)	(2.9)
Comprehensive income	$21.2	$25.6	$89.7	$104.4

Note 6 – Asset Retirement Obligations

        We adopted Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. Upon adoption, we recognized a credit for a cumulative transition adjustment of $5.3 million, net of tax, for existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. In addition, we recorded a $32.1 million increase in the capitalized costs of our oil and gas properties, net of accumulated depreciation, and recognized $76.3 million in additional liabilities related to asset retirement obligations. During the third quarter of 2004 and 2003, we recognized expenses of $1.5 million and $1.6 million, respectively, related to the accretion of our asset retirement obligations. For the nine-month periods ended September 30, 2004 and 2003, we recognized accretion expense of $4.4 million and $4.7 million, respectively. As of September 30, 2004, accretion expense represented the only change in the asset retirement obligations since December 31, 2003. As required by SFAS No. 143, our estimate of our asset retirement obligations does not give consideration to the value that the related assets could have to other parties.

        On September 28, 2004, the Securities and Exchange Commission adopted Staff Accounting Bulletin (“SAB”) No. 106, which expressed the Staff’s views regarding the application of SFAS No. 143 by oil and gas companies following the full cost accounting method. SAB No. 106 indicates that estimated dismantlement and abandonment costs that will be incurred as a result of future development activities on proved reserves are to be included in the estimated future cash flows in the full cost ceiling limitation. SAB No. 106 also indicates that these estimated costs are to be included in the costs to be amortized. We expect to begin applying SAB No. 106 in the first quarter of 2005, when it becomes effective for us.

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

        If the compensation expense for stock-based compensation plans had been determined consistent with the expense recognition provisions under SFAS No. 123, our net income and basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 would have approximated the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions, except per share amounts) (Unaudited)
Net income	$25.6	$22.8	$97.2	$107.3
Add: Stock-based compensation expense included in net income, net of tax	-	-	-	-
Less: Stock-based compensation expense using fair value method, net of tax	(1.4)	(1.5)	(4.1)	(4.3)
Pro forma net income	$24.2	$21.3	$93.1	$103.0

Basic earnings per share	$0.96	$0.86	$3.66	$4.07
Pro forma basic earnings per share	0.91	0.81	3.51	3.91

Diluted earnings per share	$0.95	$0.86	$3.62	$4.04
Pro forma diluted earnings per share	0.90	0.80	3.46	3.88

        On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, such as stock options. The proposed Statement would eliminate the ability to account for share-based compensation transactions using the APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair value-based method. Stone currently accounts for stock-based compensation using APB Opinion No. 25. On October 13, 2004, the FASB concluded that SFAS No. 123R, “Share-Based Payment,” which will require companies to measure compensation cost for all share-based payments at fair value, will be effective for interim or annual periods beginning after June 15, 2005. The proposed Statement, if adopted, would require us to begin accounting for stock options under this method beginning in three month period ended September 30, 2005. It is currently not known whether the implementation of this proposed Standard would result in financial results materially different from those presented above.

Note 9 – Commitments and Contingencies

        In September 2004, Stone and other defendants were served with an amended petition filed by the State of Louisiana and the Iberia Parish School Board in Case Number 101934, Iberia Parish, Louisiana, alleging contamination and damage to portions of Section 16, Township 12 South, Range 11 East in the Bayou Pigeon Field as a result of oil and gas exploration and production activities. The Company believes it was named as a defendant in error and intends to vigorously defend this action.

        We have been named as a defendant in a number of lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flow or results of operations.

Note 10 – Sale of Rocky Mountain Properties

        Stone sold its interests in 21 non-core properties located in various regions of the Rocky Mountains for approximately $8 million effective June 1, 2004. In accordance with the full cost method of accounting, proceeds from the sale were recorded as an addition to Stone’s accumulated DD&A balance. The divested properties comprise approximately one percent of Stone’s total estimated proved reserves at December 31, 2003 and included approximately 28% of Stone’s wells in the Rockies. All of the divested properties were held by Stone’s wholly owned subsidiary, Stone Energy, L.L.C.

Note 11 – Subsequent Events

        On October 19, 2004, we announced an exploration agreement with Kerr-McGee Oil and Gas Corp. covering several undeveloped leases in the Gulf of Mexico, including deep water. Under the agreement, we have initially committed approximately $50 million to acquire varying interests in these leases and to participate in six commitment wells to be drilled by the end of 2005. In addition, we also intend to evaluate additional drilling opportunities on the respective leases through 2006.

        Stone has exercised its preferential right to acquire additional working interests in South Timbalier Blocks 143, 164, 165, 166 and 171 for approximately $125 million, pending the execution of an Asset Purchase Agreement. After completion of the acquisition, Stone will hold a majority working interest in the blocks. The wells applicable to these working interests are currently flowing at an average net daily rate of approximately 57 MMcfe. Stone expects to close this acquisition late in the fourth quarter of 2004 and intends to finance this acquisition with available cash and borrowings under its bank credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:

We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of September 30, 2004, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
November 2, 2004

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

        When considering any forward-looking statement, one should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other risk factors as described in our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Stone Energy Corporation are expressly qualified in their entirety by this cautionary statement.

Overview

        Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, production and operation of oil and gas properties. Currently, our property base consists of 70 active properties, 59 in the Gulf Coast Basin and 11 in the Rocky Mountains, and 55 primary term leases in the Gulf of Mexico. We serve as operator on 41 of our active properties, which enables us to better control the timing and costs of operations.

Recent Events

        On October 19, 2004, we announced an exploration agreement with Kerr-McGee Oil and Gas Corp. covering several undeveloped leases in the Gulf of Mexico, including deep water. Under the agreement, we have initially committed approximately $50 million to acquire varying interests in these leases and to participate in six commitment wells to be drilled by the end of 2005. In addition, we also intend to evaluate additional drilling opportunities on the respective leases through 2006.

        Stone has exercised its preferential right to acquire additional working interests in South Timbalier Blocks 143, 164, 165, 166 and 171 for approximately $125 million, pending the execution of an Asset Purchase Agreement. After completion of the acquisition, Stone will hold a majority working interest in the blocks. The wells applicable to these working interests are currently flowing at an average net daily rate of approximately 57 MMcfe. Stone expects to close this acquisition late in the fourth quarter of 2004 and intends to finance this acquisition with available cash and borrowings under its bank credit facility.

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
  timing and estimates of future costs to develop and abandon our oil and gas properties;
  the effectiveness and estimated fair value of derivative positions; and
  classification of unevaluated property costs.

        This Quarterly Report on Form 10-Q should be read together with the discussion contained in our 2003 Annual Report on Form 10-K regarding these critical accounting policies.

Other Factors Affecting Our Business and Financial Results

        In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion in our 2003 Annual Report on Form 10-K regarding these other factors, including risk factors described therein.

Results of Operations

        The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended September 30,
	2004	2003	Variance	% change
Production:
Oil (MBbls)	1,358	1,379	(21)	(2%	)
Gas (MMcf)	12,919	15,310	(2,391)	(16%	)
Oil and gas (MMcfe)	21,067	23,584	(2,517)	(11%	)
Revenue data (in thousands) (a):
Oil revenue	$56,752	$40,492	$16,260	40%
Gas revenue	71,554	75,501	(3,947)	(5%	)
Total oil and gas revenue	$128,306	$115,993	$12,313	11%
Average prices (a):
Oil (per Bbl)	$41.79	$29.36	$12.43	42%
Gas (per Mcf)	5.54	4.93	0.61	12%
Oil and gas (per Mcfe)	6.09	4.92	1.17	24%
Expenses (per Mcfe):
Normal lease operating expenses (b)	$0.93	$0.64	$0.29	45%
Salaries, general and administrative expenses	0.16	0.15	0.01	7%
DD&A expense on oil and gas properties	2.16	1.75	0.41	23%

	Nine Months Ended September 30,
	2004	2003	Variance	% change
Production:
Oil (MBbls)	4,454	4,186	268	6%
Gas (MMcf)	42,000	47,255	(5,255)	(11%	)
Oil and gas (MMcfe)	68,724	72,371	(3,647)	(5%	)
Revenue data (In thousands) (a):
Oil revenue	$167,548	$127,394	$40,154	32%
Gas revenue	236,562	263,357	(26,795)	(10%	)
Total oil and gas revenue	$404,110	$390,751	$13,359	3%
Average prices (a):
Oil (per Bbl)	$37.62	$30.43	$7.19	24%
Gas (per Mcf)	5.63	5.57	0.06	1%
Oil and gas (per Mcfe)	5.88	5.40	0.48	9%
Expenses (per Mcfe):
Normal lease operating expenses (b)	$0.78	$0.63	$0.15	24%
Salaries, general and administrative expenses	0.16	0.15	0.01	7%
DD&A expense on oil and gas properties	2.05	1.69	0.36	21%

(a) Includes the cash settlement of hedging contracts.
(b) Excludes major maintenance expenses.

        Net Income.   During the third quarter of 2004, net income totaled $25.6 million, or $0.95 per share, compared to $22.8 million, or $0.86 per share reported for the third quarter of 2003. For the nine months ended September 30, 2004, net income totaled $97.2 million, or $3.62 per share, compared to $107.3 million, or $4.04 per share, during the comparable 2003 period. All per share amounts are on a diluted basis. The increase in third quarter net income was primarily due to a 42% increase in realized oil prices, offset by production declines for both oil and natural gas.

        Prices.    Prices realized during the third quarter of 2004 averaged $41.79 per Bbl of oil and $5.54 per Mcf of natural gas, or 24% higher, on an Mcfe basis, than third quarter 2003 average realized prices of $29.36 per Bbl of oil and $4.93 per Mcf of natural gas. Average realized prices during the first nine months of 2004 were $37.62 per Bbl of oil and $5.63 per Mcf of natural gas compared to $30.43 per Bbl of oil and $5.57 per Mcf of natural gas realized during the first nine months of 2003. All unit pricing amounts include the cash settlement of hedging contracts.

        During the third quarters of 2004 and 2003, hedging transactions reduced the average price we received for natural gas by $0.18 and $0.04 per Mcf, respectively. Hedging transactions during the first nine months of 2004 and 2003 also decreased the average price we received for natural gas by $0.16 and $0.02 per Mcf, respectively.

        Production.    Oil production during each of the third quarter of 2004 and 2003 totaled approximately 1.4 million barrels. Natural gas production during the third quarter of 2004 totaled 12.9 Bcf or 16% less than the 15.3 Bcf produced during the third quarter of 2003. The decline in third quarter 2004 production volumes was due to the combined impact of shut-ins for rig mobilizations and Hurricane Ivan. Year-to-date 2004 production totaled 4.5 million barrels of oil and 42.0 Bcf of natural gas compared to 4.2 million barrels of oil and 47.3 Bcf of natural gas produced during the comparable 2003 period.

        As previously announced, shut-ins for Hurricane Ivan resulted in the deferral of September production volumes from the Gulf of Mexico approximating 1.7 billion cubic feet of natural gas equivalent. Certain fields in the Main Pass and Mississippi Canyon areas remain shut-in due to hurricane damage to non-operated wells and platforms, as well as downstream production facilities and pipelines owned by third parties, which has impacted Stone’s ability to restore production at these fields. Currently, Stone has eight Gulf of Mexico properties curtailed or shut-in from Hurricane Ivan representing net daily production of approximately 62 million cubic feet of natural gas equivalent (MMcfe). Stone expects production from these fields to return beginning in the first quarter of 2005. The Company is exploring ways to hasten the return of production including associated gas re-injection and pipeline rerouting. For the fourth quarter of 2004, Stone expects net daily production to average between 180-200 MMcfe. This estimate assumes no contribution from the wells shut-in as a result of Hurricane Ivan.

        Oil and Gas Revenue.    Due primarily to the 42% increase in realized oil prices, oil and gas revenue increased 11% to $128.3 million, compared to $116.0 million for the third quarter of 2003. Year-to-date 2004 oil and gas revenue totaled $404.1 million compared to $390.8 million during the comparable 2003 period.

        Expenses.    Normal lease operating expenses during the third quarter of 2004 totaled $19.7 million or 30% higher than normal lease operating expenses of $15.1 million for the comparable quarter in 2003. For the first nine months of 2004, normal lease operating expenses totaled $53.5 million compared to $45.8 million during the comparable period of 2003. The increase in normal lease operating costs for 2004 was the combined result of an increase in the number of active offshore properties, higher oil production volumes during 2004, which are more costly to produce as compared to natural gas, the extra costs associated with storm-related shut-ins and evacuations and increases in overall service costs over 2003.

        Major maintenance expenses, which represent major repair and maintenance costs that vary from period to period, totaled $11.1 million during the third quarter of 2004 compared to $5.2 million in the third quarter of 2003. Third quarter 2004 major maintenance expenses consisted primarily of replacement wells at Lafitte and Vermilion Block 131, a tubing replacement at West Delta Block 98 and a pipeline repair at East Cameron Block 64. During the nine months ended September 30, 2004 and 2003, major maintenance expenses totaled $20.0 million and $10.5 million, respectively. Stone expects fourth quarter 2004 major maintenance expenses to decrease approximately 25% over third quarter 2004 major maintenance expenses based upon planned operations.

        Effective January 1, 2003, management elected to change to the units of production method of amortizing proved oil and gas property costs versus the formerly used future gross revenue method. The cumulative effect of the change in accounting principle was $4.0 million, net of tax, and was recorded as a charge during the first quarter of 2003. Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the third quarter of 2004 totaled $45.5 million compared to $41.3 million for the third quarter of 2003. For the nine months ended September 30, 2004 and 2003, DD&A expense totaled $140.9 million and $122.6 million, respectively. The increase in 2004 DD&A on a unit basis is the result of increases in the per unit full-cycle cost of finding and developing proved reserves and the impact of drilling results.

        As a result of debt repayments and the redemption of our $100 million of senior subordinated notes during 2003, interest expense for the third quarter of 2004 decreased 15% to $4.1 million, compared to $4.8 million during the third quarter of 2003. For the nine months ended September 30, 2004, interest expense totaled $12.0 million compared to $15.4 million during the comparable period in 2003.

Recent Accounting Developments

        Stock-Based Compensation.   On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, such as stock options. The proposed Statement would eliminate the ability to account for share-based compensation transactions using the APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair value-based method. Stone currently accounts for stock-based compensation using APB Opinion No. 25. On October 13, 2004, the FASB concluded that SFAS No. 123R, “Share-Based Payment,” which will require companies to measure compensation cost for all share-based payments at fair value, will be effective for interim or annual periods beginning after June 15, 2005. The proposed Statement, if adopted, would require us to begin accounting for stock options under this method beginning in three month period ended September 30, 2005. It is currently not known whether the implementation of this proposed Standard would result in financial results materially different from those presented in Item No. 1 Financial Statements, Note 8 – Stock-Based Compensation.

        Staff Accounting Bulletin No. 106.   On September 28, 2004, the Securities and Exchange Commission adopted Staff Accounting Bulletin (“SAB”) No. 106, which expressed the Staff’s views regarding the application of SFAS No. 143 by oil and gas companies following the full cost accounting method. SAB No. 106 indicates that estimated dismantlement and abandonment costs that will be incurred as a result of future development activities on proved reserves are to be included in the estimated future cash flows in the full cost ceiling limitation. SAB No. 106 also indicates that these estimated costs are to be included in the costs to be amortized. We expect to begin applying SAB No. 106 in the first quarter of 2005, when it becomes effective for us.

Hedging Activities

        The following is a breakdown of derivative expenses for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands) (Unaudited)
Amortization of cost of put contracts	$1,069	$1,305	$3,029	$3,774
Amortization of other comprehensive income from swap	-	848	-	2,633
Total derivative expenses	$1,069	$2,153	$3,029	$6,407

Liquidity and Capital Resources

        Cash Flow.    Net cash flow provided by operating activities for the nine months ended September 30, 2004 was $299.9 million compared to $311.5 million reported in the comparable period in 2003. Net cash flow used in investing activities totaled $270.4 million and $233.1 million during the first nine months of 2004 and 2003, respectively, which primarily represents our investment in oil and gas properties. Net cash flow provided by (used in) financing activities totaled $4.3 million and ($69.9) million for the nine months ended September 30, 2004 and 2003, respectively, which primarily represents borrowings and repayments under our bank credit facility. In total, cash and cash equivalents increased from $17.1 million as of December 31, 2003 to $50.9 million as of September 30, 2004.

        We had a working capital deficit at September 30, 2004 of $18.2 million. Working capital deficits are not unusual at the end of a period. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. See Bank Credit Facility.

        Capital Expenditures.   Third quarter 2004 additions to oil and gas property costs totaled $81.7 million, which included $18.6 million of acquisition costs (includes promoted drilling costs), $4.0 million of capitalized salaries, general and administrative expenses and $1.7 million of capitalized interest. Year-to-date 2004 additions to oil and gas property costs totaled $283.8 million, which include $68.1 million of acquisition costs (includes promoted drilling costs), $11.9 million of capitalized salaries, general and administrative expenses and $5.0 million of capitalized interest. These investments were financed by cash flow from operating activities, borrowings under our credit facility and working capital.

        Budgeted Capital Expenditures.   Our estimated 2004 capital expenditures budget, excluding acquisitions and capitalized salaries, general and administrative expenses and interest, was recently increased approximately 10% by our board of directors to $310 million. While the 2004 capital expenditures budget does not include any projected acquisitions, we continue to seek growth opportunities that fit our specific acquisition profile.

        Based upon our outlook for oil and gas prices and production rates, we expect cash flow from operations to be sufficient to fund the remaining 2004 capital expenditures budget, excluding acquisitions. However, if oil and gas prices or production rates fall below our current expectations, we believe that the available borrowings under our bank credit facility will be sufficient to fund the capital expenditures in excess of operating cash flow.

        Bank Credit Facility.    On April 30, 2004, we entered into a four-year $500 million senior unsecured credit facility with a syndicated bank group. The new facility has an initial borrowing base of $425 million and replaces the previous $350 million credit facility. Borrowings outstanding at September 30, 2004 under our bank credit facility totaled $170.0 million, and letters of credit totaling $13.1 million have been issued under the facility. At November 4, 2004, we had $241.9 million of borrowings available under the credit facility and the weighted average interest rate under the credit facility was approximately 3.1%. The borrowing base under the new credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.

Defined Terms

        Oil and condensate are stated in barrels (“Bbls”) or thousand barrels (“MBbl”). Natural gas is stated herein in billion cubic feet (“Bcf”), million cubic feet (“MMcf”) or thousand cubic feet (“Mcf”). Oil and condensate are converted to natural gas at a ratio of one barrel of liquids per nine Mcf of gas. Bcfe, MMcfe, and Mcfe represent one billion cubic feet, one million cubic feet and one thousand cubic feet of gas equivalent, respectively. MMBtu represents one million British Thermal Units and BBtu represents one billion British Thermal Units. An active property is an oil and gas property with existing production. A primary term lease is an oil and gas property with no existing production, in which we have a specific time frame to establish production without losing the rights to explore the property. Liquidity is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities.

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

Interest Rate Risk

        Stone had long-term debt outstanding of $370.0 million at September 30, 2004, of which $200.0 million, or approximately 54%, bears interest at a fixed rate of 8¼%. The remaining $170.0 million of debt outstanding at September 30, 2004 bears interest at a floating rate. At November 4, 2004, the weighted average interest rate under our floating-rate debt was approximately 3.1%. At September 30, 2004, we had no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

        Since the filing of our 2003 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to interest rates and commodity prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer believe:

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

Internal Controls Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

        In September 2004, Stone and other defendants were served with an amended petition filed by the State of Louisiana and the Iberia Parish School Board in Case Number 101934, Iberia Parish, Louisiana, alleging contamination and damage to portions of Section 16, Township 12 South, Range 11 East in the Bayou Pigeon Field as a result of oil and gas exploration and production activities. The Company believes it was named as a defendant in error and intends to vigorously defend this action.

Item 6.   Exhibits

(a)	Exhibits

*15.1 – Letter from Ernst & Young LLP dated November 2, 2004, regarding unaudited interim financial information.

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

STONE ENERGY CORPORATION

Date: November 8, 2004	By: /s/ James H. Prince James H. Prince Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

*15.1 – Letter from Ernst & Young LLP dated November 2, 2004, regarding unaudited interim financial information.

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