Form 10-Q
period 2005-03-31
STONE ENERGY CORP
filed 2005-05-06
CIK 904080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12074

STONE ENERGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	72-1235413
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

625 E. Kaliste Saloom Road	70508
Lafayette, Louisiana	(Zip Code)
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

Yes X	No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No ___

As of May 3, 2005, there were 26,868,153 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet
	as of March 31, 2005 and December 31, 2004	1

	Condensed Consolidated Statement of Income
	for the Three Months Ended March 31, 2005 and 2004	2

	Condensed Consolidated Statement of Cash Flows
	for the Three Months Ended March 31, 2005 and 2004	3

	Notes to Condensed Consolidated Financial Statements	4

	Report of Independent Registered Public Accounting Firm	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 6.	Exhibits	12

	Signature	13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars)

Assets	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$35,567	$24,257
Accounts receivable	125,405	111,398
Deferred taxes	11,386	7,267
Other current assets	789	2,101
Total current assets	173,147	145,023

Oil and gas properties – full cost method of accounting: Proved, net of accumulated depreciation, depletion and amortization of $1,572,047 and $1,516,620 respectively	1,558,253	1,489,498
Unevaluated	230,743	153,041
Building and land, net	5,580	5,416
Fixed assets, net	4,634	4,761
Other assets, net	12,545	23,156
Total assets	$1,984,902	$1,820,895

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable to vendors	$122,111	$110,845
Undistributed oil and gas proceeds	40,415	36,457
Fair value of hedging contracts	31,389	14,346
Other accrued liabilities	14,176	11,973
Total current liabilities	208,091	173,621

Long-term debt	558,000	482,000
Deferred taxes	222,087	205,331
Asset retirement obligations	106,787	103,179
Other long-term liabilities	2,470	2,430
Total liabilities	1,097,435	966,561

Commitments and contingencies

Common stock	269	267
Treasury stock	(1,348)	(1,462)
Additional paid-in capital	473,714	466,478
Unearned compensation	(1,932)	(1,486)
Retained earnings	437,167	399,825
Accumulated other comprehensive loss	(20,403)	(9,288)
Total stockholders’ equity	887,467	854,334
Total liabilities and stockholders’ equity	$1,984,902	$1,820,895

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands of dollars, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating revenue:
Oil production	$64,631	$53,239
Gas production	91,522	80,341
Total operating revenue	156,153	133,580
Operating expenses:
Lease operating expenses	27,924	19,891
Production taxes	2,427	1,811
Depreciation, depletion and amortization	56,192	46,744
Accretion expense	1,790	1,463
Salaries, general and administrative expenses	4,826	3,741
Incentive compensation expense	646	693
Derivative expenses	-	902
Total operating expenses	93,805	75,245
Income from operations	62,348	58,335
Other (income) expenses:
Interest	5,624	3,949
Other income	(589)	(649)
Total other expenses	5,035	3,300

Income before taxes	57,313	55,035

Provision for income taxes:
Current	-	-
Deferred	19,965	19,262
Total income taxes	19,965	19,262

Net income	$37,348	$35,773

Basic earnings per share	$1.40	$1.35
Diluted earnings per share	$1.38	$1.33

Average shares outstanding	26,730	26,444
Average shares outstanding assuming dilution	27,039	26,798

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$37,348	$35,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	56,192	46,744
Accretion expense	1,790	1,463
Provision for deferred income taxes	19,965	19,262
Derivative expenses	-	902
Other non-cash items	541	86
Increase in accounts receivable	(14,006)	(11,477)
Decrease in other current assets	1,242	782
Increase in other accrued liabilities	7,991	7,440
Investment in derivative contracts	-	(1,683)
Other	123	(85)
Net cash provided by operating activities	111,186	99,207
Cash flows from investing activities:
Investment in oil and gas properties	(180,059)	(87,798)
Advance proceeds from sale of oil and gas property	-	4,225
Increase in other assets	(694)	(3,504)
Net cash used in investing activities	(180,753)	(87,077)
Cash flows from financing activities:
Proceeds from bank borrowings	76,000	9,000
Deferred financing costs	(137)	-
Proceeds from the exercise of stock options	5,014	2,148
Net cash provided by financing activities	80,877	11,148
Net increase in cash and cash equivalents	11,310	23,278
Cash and cash equivalents, beginning of period	24,257	17,100
Cash and cash equivalents, end of period	$35,567	$40,378

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

The condensed consolidated financial statements of Stone Energy Corporation and subsidiary as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of future financial results.

Note 2 – Earnings Per Share

Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were approximately 309,000 and 354,000 dilutive shares for the three months ended March 31, 2005 and 2004, respectively.

Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 650,000 and 602,000 shares in the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005 and 2004, approximately 187,000 and 83,000 shares, respectively, were issued upon the exercise of stock options by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan.

Note 3 – Hedging Activities

We enter into hedging transactions to secure a commodity price for a portion of future production that is acceptable at the time of the transaction. The primary objective of these activities is to reduce our exposure to the risk of declining oil and natural gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes. We currently utilize two forms of hedging contracts: fixed price swaps and zero-premium collars.

The following table illustrates our hedging positions as of March 31, 2005:

	Zero-Premium Collars
	Natural Gas				Oil
	Daily Volume (MMBtus/d)	Floor Price	Ceiling Price	Daily Volume (Bbls/d)	Floor Price	Ceiling Price

2005	20,000	$4.50	$10.25	4,000	$28.00	$52.90
2005	20,000	4.00	13.50	4,000	28.00	52.75
2005	10,000	5.00	10.00	-	-	-
2005	10,000	5.00	10.85	-	-	-
2005	10,000	5.50	10.80	-	-	-

	Fixed Price Gas Swaps
	Daily Volume (MMBtus/d)	Price(1)

2005	15,000	$3.42

(1) Based upon Insider FERC published prices for natural gas deliveries at Kern River.

During the three months ended March 31, 2005 and 2004, we realized a net decrease in gas revenue related to swaps of $2.9 million and $2.1 million, respectively. In addition, we realized a net decrease in oil revenue related to our zero-premium collars in the amount of $0.4 million during the three months ended March 31, 2005.

Note 4 – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2005	December 31, 2004
	(Unaudited)
	(In millions)

8¼% Senior Subordinated Notes due 2011	$200	$200
6¾% Senior Subordinated Notes due 2014	200	200
Bank debt	158	82

Total long-term debt	$558	$482

Borrowings outstanding at March 31, 2005 under our bank credit facility totaled $158.0 million, and letters of credit totaling $13.1 million have been issued under the facility. At March 31, 2005, we had $228.9 million of borrowings available under the credit facility and the weighted average interest rate under the credit facility was approximately 4.1%. On April 28, 2005, the syndicated bank group increased the borrowing base under the credit facility to $425 million (from $400 million) in connection with a periodic re-determination of the facility based on the bank group’s evaluation of our proved oil and gas reserves.

Note 5 – Comprehensive Income

The following table illustrates the components of comprehensive income for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(In millions)
Net income	$37.3	$35.8
Other comprehensive income (loss), net of tax effect:
Net change in fair value of derivatives	(11.1)	(3.3)
Total other comprehensive income (loss)	(11.1)	(3.3)
Comprehensive income	$26.2	$32.5

Note 6 – Asset Retirement Obligations

We adopted Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. During the first quarter of 2005 and 2004, we recognized non-cash expenses of $1.8 million and $1.5 million, respectively, related to the accretion of our asset retirement obligation. As of March 31, 2005, accretion expense represents the only change in our asset retirement obligation since December 31, 2004.

Note 7 – Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which became effective with respect to us in 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current Accounting Principles Board Opinion No. 25 (“APB 25”) method whereby no compensation cost is recognized upon grant if certain requirements are met. We have continued to account for our stock-based compensation under APB 25.

If the compensation expense for stock-based compensation plans had been determined consistent with the expense recognition provisions under SFAS No. 123, our net income and earnings per common share and earnings per common share assuming dilution for the years presented would have approximated the pro forma amounts below:

	Three Months Ended March 31,
	2005	2004

	(In thousands, except per share amounts) (Unaudited)

Net income	$37,348	$35,773
Add: Stock-based compensation expense included in net income, net of tax	413	--
Less: Stock-based compensation expense using fair value method, net of tax	(1,443)	(1,168)
Pro forma net income	$36,318	$34,605

Basic earnings per share	$1.40	$1.35
Pro forma basic earnings per share	1.36	1.31

Diluted earnings per share	$1.38	$1.33
Pro forma diluted earnings per share	1.34	1.29

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.

the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; or

2.

the “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. Stone is assessing the impact SFAS No. 123(R) and SAB No. 107 will have on its consolidated financial statements and which transition methods allowed by SFAS No. 123(R) will be elected. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. As a result, SFAS No. 123(R) will be effective for us on January 1, 2006.

Note 8 – Acquisition

On March 1, 2005, we completed the acquisition of approximately 35,000 net exploratory acres in the Williston Basin of North Dakota and Montana. The acquisition cost, net of purchase price adjustments, totaled approximately $85.7 million, of which $9.0 million was funded in cash as a prepayment during December 2004 and is included in other assets at December 31, 2004. The remaining purchase price was financed with borrowings under Stone’s bank credit facility. Approximately 80% of the net purchase price has been allocated to unevaluated costs. We have begun exploring the acreage with a multi-well drilling program for 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS OF

STONE ENERGY CORPORATION:

We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of March 31, 2005, and the related condensed consolidated statement of income and cash flows for the three month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stone Energy Corporation as of December 31, 2004, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 4, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

May 3, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other risk factors as described in our 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Stone Energy Corporation are expressly qualified in their entirety by this cautionary statement.

Overview

Stone Energy Corporation is an independent oil and gas company engaged in the acquisition and subsequent exploration, development, production and operation of oil and gas properties located in the conventional shelf of the Gulf of Mexico (the “GOM”), the deep shelf of the GOM, the deep water of the GOM and several basins of the Rocky Mountains. Currently, our property base consists of 79 active properties, 58 in the Gulf Coast Basin and 21 in the Rocky Mountains, and 58 primary term leases in the Gulf of Mexico. We serve as operator on 49 of our active properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by many of our competitors on projects away from the Gulf of Mexico.

Critical Accounting Policies

Our 2004 Annual Report on Form 10-K describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:

•	remaining proved oil and gas reserves;
•	timing of our future drilling activities;
•	accruals of operating costs and production revenue;
•	timing and future costs to develop and abandon our oil and gas properties;
•	the effectiveness and estimated fair value of derivative positions; and
•	classification of unevaluated property costs.

This Quarterly Report on Form 10-Q should be read together with the discussion contained in our 2004 Annual Report on Form 10-K regarding these critical accounting policies.

Other Factors Affecting Our Business and Financial Results

In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion in our 2004 Annual Report on Form 10-K regarding these other risk factors.

Results of Operations

The following table sets forth certain information with respect to our oil and gas operations.

	Three Months Ended March 31,
	2005	2004	Variance	% Change
Production:
Oil (MBbls)	1,357	1,544	(187)	(12%)
Gas (MMcf)	15,249	14,638	611	4%
Oil and gas (MMcfe)	23,391	23,902	(511)	(2%)
Revenue data (In thousands) (a):
Oil revenue	$64,631	$53,239	$11,392	21%
Gas revenue	91,522	80,341	11,181	14%
Total oil and gas revenue	$156,153	$133,580	22,573	17%
Average prices (a):
Oil (per Bbl)	$47.63	$34.48	$13.15	38%
Gas (per Mcf)	6.00	5.49	0.51	9%
Oil and gas (per Mcfe)	6.68	5.59	1.09	19%
Expenses (per Mcfe):
Lease operating expenses	$1.19	$0.83	$0.36	43%
Salaries, general and administrative expenses	0.21	0.16	0.05	31%
DD&A on oil and gas properties	2.37	1.93	0.44	23%

(a) Includes the settlement of hedging contracts.

Net Income. Net income for the first quarter of 2005 totaled $37.3 million, or $1.38 per share, compared to net income reported for the first quarter of 2004 of $35.8 million, or $1.33 per share. The increase in net income was primarily due to higher average prices received for our production.

Prices. Prices realized during the first quarter of 2005 averaged $47.63 per barrel of oil and $6.00 per Mcf of gas compared to first quarter 2004 average realized prices of $34.48 per barrel of oil and $5.49 per Mcf of gas. On a gas equivalent basis, prices realized during the first quarter of 2005 were 19% higher than prices realized during the first quarter of 2004. All unit pricing amounts include the cash effects of hedging. Hedging transactions in the first quarter of 2005 decreased the average realized price of natural gas by $0.19 per Mcf and oil by $0.33 per barrel. During the first quarter of 2004, hedging transactions decreased the average realized price of natural gas by $0.14 per Mcf.

Production. Oil production during the first quarter of 2005 totaled approximately 1,357,000 barrels compared to first quarter 2004 production of 1,544,000 barrels, while natural gas production during the first quarter of 2005 totaled approximately 15.2 Bcf, compared to first quarter 2004 gas production of 14.6 Bcf. The increase in natural gas production during the first quarter of 2005 is primarily the result of the completion of the preferential rights acquisition of producing properties in December of 2004. The decline in oil production volumes during the first quarter of 2005 is the result of extended shut-in of certain oil producing fields that have since been restored. On a natural gas equivalent basis, average daily production volumes for the first quarter of 2005 decreased slightly to 259.9 MMcfe compared to first quarter 2004 average daily production of 262.7 MMcfe; however, average daily production volumes grew approximately 23% sequentially over the fourth quarter of 2004 due to certain production restoration activities after Hurricane Ivan.

Oil and Gas Revenue. First quarter 2005 oil and gas revenue totaled $156.2 million, compared to first quarter 2004 oil and gas revenue of $133.6 million. The increase in oil and gas revenue is attributable to a 19% increase in realized oil and gas prices from the comparable period in 2004.

Expenses. Lease operating expenses during the first quarter of 2005 totaled $27.9 million compared to $19.9 million for the comparable quarter in 2004. During the first quarter of 2005, lease operating expenses included $3.3 million of repairs in excess of estimated insurance recoveries related to Hurricane Ivan. The remaining $4.7 million increase in lease operating expenses for the first quarter of 2005 is primarily attributable to a 14% increase in the number of active wells and increases in overall industry service costs over the first quarter of 2004.

Salaries, general and administrative expenses for the first quarter of 2005 were $4.8 million compared to $3.7 million in the first quarter of 2004. The increase was primarily the result of a 10% increase in employment levels over the same period in 2004.

During the first quarter of 2005, we borrowed $76 million under our bank credit facility in connection with the closing of the previously announced acquisition of acreage in the Williston Basin of Montana and North Dakota. As of May 4, 2005, we have a borrowing base under the new bank credit facility of $425 million, of which $253.9 million of borrowings are currently available. As a result of bank borrowings and the issuance of our $200 million 6¾% Senior Subordinated Notes during December 2004, interest expense increased to $5.6 million, net of $3.3 million of capitalized interest, in the first quarter of 2005 compared to $3.9 million, net of $1.6 million capitalized interest, in the first quarter of 2004.

Recent Accounting Developments

Stock-Based Compensation. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. Stone is assessing the impact SFAS No. 123(R) and SAB No. 107 will have on its consolidated financial statements and which transition methods allowed by SFAS No. 123(R) will be elected. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. As a result, SFAS No. 123(R) will be effective for us on January 1, 2006.

Liquidity and Capital Resources

Cash Flow. Net cash flow provided by operating activities for the three months ended March 31, 2005 was $111.2 million compared to $99.2 million reported in the comparable period in 2004. The increase in net cash flow provided by operating activities during the first quarter of 2005 was primarily attributable to increased oil and gas revenue caused by a 19% increase in average realized oil and gas prices on a gas equivalent basis from the respective period in 2004. Net cash flow used in investing activities totaled $180.8 million and $87.1 million during the first quarter of 2005 and 2004, respectively, which primarily represents our investment in oil and gas properties. The increase in cash flow used in investing activities is due in part to the Williston Basin acquisition completed in the first quarter of 2005. Net cash flow provided by financing activities totaled $80.9 million and $11.1 million for the three months ended March 31, 2005 and 2004, respectively. In total, cash and cash equivalents increased from $24.3 million as of December 31, 2004 to $35.6 million as of March 31, 2005.

We had a working capital deficit at March 31, 2005 of $34.9 million. Working capital deficits are not unusual at the end of a period, and are usually the result of accounts payable related to exploration and development costs. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. See Bank Credit Facility.

Capital Expenditures. First quarter 2005 additions to oil and gas property costs of $201.9 million included $102.5 million of acquisition costs, $5.2 million of capitalized salaries, general and administrative expenses and $3.3 million of capitalized interest. These investments were financed by cash flow from operating activities, borrowings under our credit facility and working capital.

Budgeted Capital Expenditures. Our current estimated 2005 capital expenditures budget, excluding acquisitions and capitalized salaries, general and administrative expenses and interest, is approximately $315 million. While the 2005 capital expenditures budget does not include any projected acquisitions, we continue to seek growth opportunities that fit our specific acquisition profile.

Based upon our outlook for oil and gas prices and production rates, we expect cash flow from operations to be more than sufficient to fund the remaining 2005 capital expenditures budget. However, if oil and gas prices or production rates fall below our current expectations, we believe that the available borrowings under our bank credit facility will be sufficient to fund the capital expenditures in excess of operating cash flow.

Bank Credit Facility. At March 31, 2005, we had $158.0 million of borrowings outstanding under our bank credit facility. Letters of credit totaling $13.1 million have been issued under the facility. On April 30, 2004, the Company entered into a new $500 million senior unsecured credit facility with a syndicated bank group that matures on April 30, 2008. We currently have a loan base under the new credit facility of $425 million with availability of an additional $253.9 million in borrowings as of May 3, 2005. Our borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.

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

Interest Rate Risk

Stone had long-term debt outstanding of $558.0 million at March 31, 2005, of which $400.0 million, or approximately 72%, bears interest at fixed rates. The fixed rate debt as of March 31, 2005 consists of $200.0 million of 8¼% senior subordinated notes due 2011 and $200.0 million of 6¾% senior subordinated notes due 2014. The remaining $158.0 million of debt outstanding at March 31, 2005 bears interest at a floating rate. At May 3, 2005, the weighted average interest rate under our floating-rate debt was approximately 4.2%. At March 31, 2005, we had no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Since the filing of our 2004 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to interest rates and commodity prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Stone Energy Corporation and its consolidated subsidiary (collectively “Stone”) is made known to the Officers who certify Stone’s financial reports and the Board of Directors. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer believe:

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

Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

*15.1 – Letter from Ernst & Young LLP dated May 3, 2005, regarding unaudited interim financial information.

*31.1 – Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2 – Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1 – Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith
†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION

Date: May 6, 2005	By:	/s/ James H. Prince
James H. Prince
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)