Form 10-Q
period 2005-06-30
STONE ENERGY CORP
filed 2005-08-05
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-12074
STONE ENERGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	72-1235413 (I.R.S. Employer Identification No.)

625 E. Kaliste Saloom Road Lafayette, Louisiana (Address of Principal Executive Offices)	70508 (Zip Code)
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
Yes ☒ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
     As of August 1, 2005, there were 26,931,733 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30,	December 31,
Assets	2005	2004
	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$65,912	$24,257
Accounts receivable	128,590	111,398
Deferred taxes	7,336	7,267
Other current assets	6,768	2,101

Total current assets	208,606	145,023

Oil and gas properties — full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $1,638,625 and $1,516,620 respectively.	1,597,933	1,489,498
Unevaluated	227,716	153,041
Building and land, net	5,583	5,416
Fixed assets, net	6,721	4,761
Other assets, net	12,443	23,156

Total assets	$2,059,002	$1,820,895

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable to vendors	$115,982	$110,845
Undistributed oil and gas proceeds	52,556	36,457
Fair value of hedging contracts	20,038	14,346
Other accrued liabilities	9,802	11,973

Total current liabilities	198,378	173,621

Long-term debt	558,000	482,000
Deferred taxes	247,700	205,331
Asset retirement obligations	106,973	103,179
Other long-term liabilities	2,508	2,430

Total liabilities	1,113,559	966,561

Commitments and contingencies

Common stock	270	267
Treasury stock	(1,348)	(1,462)
Additional paid-in capital	477,922	466,478
Unearned compensation	(4,019)	(1,486)
Retained earnings	485,643	399,825
Accumulated other comprehensive loss	(13,025)	(9,288)

Total stockholders’ equity	945,443	854,334

Total liabilities and stockholders’ equity	$2,059,002	$1,820,895

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating revenue:

Oil production	$79,476	$57,557	$144,107	$110,796
Gas production	105,762	84,667	197,284	165,008

Total operating revenue	185,238	142,224	341,391	275,804

Operating expenses:
Lease operating expenses	29,684	22,859	57,608	42,750
Production taxes	3,998	1,912	6,425	3,723
Depreciation, depletion and amortization	65,676	50,060	121,868	96,804
Accretion expense	1,789	1,463	3,579	2,926
Salaries, general and administrative expenses	4,667	3,549	9,493	7,290
Incentive compensation expense	367	424	1,013	1,117
Derivative expenses	—	1,058	—	1,960

Total operating expenses	106,181	81,325	199,986	156,570

Income from operations	79,057	60,899	141,405	119,234

Other (income) expenses:
Interest	5,721	3,988	11,345	7,937
Other income	(1,242)	(708)	(1,831)	(1,357)
Other expense	—	2,383	—	2,383

Total other expenses	4,479	5,663	9,514	8,963

Income before taxes	74,578	55,236	131,891	110,271

Provision for income taxes:
Current	—	—	—	—
Deferred	26,102	19,333	46,067	38,595

Total income taxes	26,102	19,333	46,067	38,595

Net income	$48,476	$35,903	$85,824	$71,676

Basic earnings per share	$1.80	$1.35	$3.20	$2.70
Diluted earnings per share	$1.79	$1.33	$3.17	$2.67

Average shares outstanding	26,887	26,598	26,809	26,521
Average shares outstanding assuming dilution.	27,149	26,954	27,094	26,876
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$85,824	$71,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization.	121,868	96,804
Accretion expense	3,579	2,926
Provision for deferred income taxes	46,067	38,595
Derivative expenses	—	1,960
Other non-cash items	928	1,057
Increase in accounts receivable	(17,192)	(22,928)
Increase in other current assets	(4,700)	(3,658)
Increase in other accrued liabilities	14,154	3,593
Investment in derivative contracts	—	(1,683)
Other	127	(10)

Net cash provided by operating activities	250,655	188,332

Cash flows from investing activities:
Investment in oil and gas properties	(289,612)	(204,299)
Proceeds from sale of oil and gas properties	1,600	5,005
Investment in fixed and other assets	(3,338)	(970)

Net cash used in investing activities	(291,350)	(200,264)

Cash flows from financing activities:
Proceeds from bank borrowings	76,000	22,000
Deferred financing costs	(186)	(2,277)
Proceeds from the exercise of stock options	6,536	6,354

Net cash provided by financing activities	82,350	26,077

Net increase in cash and cash equivalents	41,655	14,145

Cash and cash equivalents, beginning of period	24,257	17,100

Cash and cash equivalents, end of period	$65,912	$31,245

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation and subsidiary as of June 30, 2005 and for the three and six-month periods ended June 30, 2005 and 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of future financial results.
Note 2 — Earnings Per Share
     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were approximately 262,000 and 356,000 dilutive shares for the three months ended June 30, 2005 and 2004, respectively, and 285,000 and 355,000 dilutive shares for the six months ended June 30, 2005 and 2004, respectively.
     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 613,000 and 652,000 shares in the three months ended June 30, 2005 and 2004, respectively, and 610,000 and 600,000 shares in the six months ended June 30, 2005 and 2004, respectively.
     During the three months ended June 30, 2005 and 2004, approximately 63,000 and 148,000 shares of common stock, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors. For the six months ended June 30, 2005 and 2004, approximately 251,000 and 229,000 shares of common stock, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan.
Note 3 — Hedging Activities
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
     The following table illustrates our hedging positions as August 1, 2005:

	Zero-Premium Collars
	Natural Gas			Oil
	Daily			Daily
	Volume			Volume
	(MMBtus/d)	Floor	Ceiling	(Bbls/d)	Floor	Ceiling
2005	20,000	$4.50	$10.25	4,000	$28.00	$52.90
2005	20,000	4.00	13.50	4,000	28.00	52.75
2005	10,000	5.00	10.00	—	—	—
2005	10,000	5.00	10.85	—	—	—
2005	10,000	5.50	10.80	—	—	—
2006	—	—	—	3,000	55.00	76.40

	Fixed Price Gas Swaps
	Daily
	Volume
	(MMBtus/d)	Price(1)
2005	15,000	$3.42
     (1) Based upon Inside FERC published prices for natural gas deliveries at Kern River.

     During the three months ended June 30, 2005 and 2004, we realized net decreases in gas revenue related to swaps of $3.6 million and $2.2 million, respectively. During the six months ended June 30, 2005 and 2004, we realized net decreases in gas revenue related to swaps of $6.5 million and $4.3 million, respectively. In addition, we realized a net decrease in oil revenue related to our zero-premium collars in the amount of $1.0 million during the three months ended June 30, 2005 and $1.4 million during the six months ended June 30, 2005.
Note 4 — Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In millions)
8 1/4% Senior Subordinated Notes due 2011	$200	$200
6 3/4% Senior Subordinated Notes due 2014	200	200
Bank debt	158	82

Total long-term debt	$558	$482

     Borrowings outstanding at June 30, 2005 under our bank credit facility totaled $158.0 million, and letters of credit totaling $13.1 million have been issued under the facility. At June 30, 2005, we had $253.9 million of borrowings available under the credit facility and the weighted average interest rate was approximately 4.8%. On July 29, 2005 we repaid $20.0 million of outstanding borrowings under the credit facility increasing the availability to $273.9 million. The borrowing base under the new credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.
Note 5 — Comprehensive Income
     The following table illustrates the components of comprehensive income for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions)
	(Unaudited)
Net income	$48.5	$35.9	$85.8	$71.7

Other comprehensive income (loss), net of tax effect:
Net change in fair value of derivatives	7.4	0.2	(3.7)	(3.1)

Total other comprehensive income (loss)	7.4	0.2	(3.7)	(3.1)

Comprehensive income	$55.9	$36.1	$82.1	$68.6

Note 6 — Asset Retirement Obligations
     During the second quarter of 2005 and 2004, we recognized non-cash expenses of $1.8 million and $1.5 million, respectively, related to the accretion of our asset retirement obligation. For the six-month periods ended June 30, 2005 and 2004, we recognized accretion expense of $3.6 million and $2.9 million, respectively. As of June 30, 2005, accretion expense represented the only change in the asset retirement obligation since December 31, 2004.

Note 7 — Stock-Based Compensation
     In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, Accounting for Stock-Based Compensation, which became effective with respect to us in 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current method, Accounting Principles Board Opinion No. 25 (“APB 25”) Accounting for Stock Issued to Employees, whereby no compensation cost is recognized upon grant if certain requirements are met. We have continued to account for our stock-based compensation under APB 25.
     If the compensation expense for stock-based compensation plans had been determined consistent with the expense recognition provisions under SFAS No. 123, our net income and earnings per common share and earnings per common share assuming dilution for the years presented would have approximated the pro forma amounts below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions, except per share amounts)
	(Unaudited)
Net income	$48.5	$35.9	$85.8	$71.7
Add: Stock-based compensation expense included in net income, net of tax	0.2	—	0.6	—
Less: Stock-based compensation expense using fair value method, net of tax	(1.1)	(1.5)	(2.6)	(2.7)

Pro forma net income	$47.6	$34.4	$83.8	$69.0

Basic earnings per share	$1.80	$1.35	$3.20	$2.70
Pro forma basic earnings per share	1.77	1.29	3.13	2.60

Diluted earnings per share	$1.79	$1.33	$3.17	$2.67
Pro forma diluted earnings per share	1.75	1.27	3.09	2.56
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the accompanying condensed consolidated balance sheet of Stone Energy Corporation (a Delaware corporation) as of June 30, 2005, and the related condensed consolidated statement of income for the three- and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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
August 1, 2005

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
Overview
     Stone Energy Corporation is an independent oil and gas company engaged in the acquisition and subsequent exploration, development, production and operation of oil and gas properties located in the conventional shelf of the Gulf of Mexico (the “GOM”), the deep shelf of the GOM, the deep water of the GOM, several basins of the Rocky Mountains and the Williston Basin. Currently, our property base consists of 79 active properties, 58 in the Gulf Coast Basin and 21 in the Rocky Mountains, and 54 primary term leases in the Gulf of Mexico. We serve as operator on 47 of our active properties, which enables us to better control the timing and cost of rejuvenation activities. We believe that there will continue to be opportunities to acquire properties in the Gulf Coast Basin due to the increased focus by many of our competitors on projects away from the Gulf of Mexico.
Critical Accounting Policies
     Our 2004 Annual Report on Form 10-K describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:
•	remaining proved oil and gas reserves;
•	timing of our future drilling activities;
•	accruals of exploration costs, development costs, operating costs and production revenue;
•	timing and future costs to develop and abandon our oil and gas properties;
•	the effectiveness and estimated fair value of derivative positions; and
•	classification of unevaluated property costs.
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

Results of Operations
     The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	June 30,
	2005	2004	Variance	% change
Production:
Oil (MBbls)	1,612	1,552	60	4%
Gas (MMcf)	16,282	14,443	1,839	13%
Oil and gas (MMcfe)	25,954	23,755	2,199	9%
Revenue data (in thousands) (a):
Oil revenue	$79,476	$57,557	$21,919	38%
Gas revenue	105,762	84,667	21,095	25%

Total oil and gas revenue	$185,238	$142,224	$43,014	30%
Average prices (a):
Oil (per Bbl)	$49.30	$37.09	$12.21	33%
Gas (per Mcf)	6.50	5.86	0.64	11%
Oil and gas (per Mcfe)	7.14	5.99	1.15	19%
Expenses (per Mcfe):
Lease operating expenses	$1.14	$0.96	$0.18	19%
Salaries, general and administrative expenses (b)	0.18	0.15	0.03	20%
DD&A expense on oil and gas properties	2.50	2.08	0.42	20%

	Six Months Ended
	June 30,
	2005	2004	Variance	% change
Production:
Oil (MBbls)	2,969	3,096	(127)	(4%)
Gas (MMcf)	31,531	29,081	2,450	8%
Oil and gas (MMcfe)	49,345	47,657	1,688	4%
Revenue data (in thousands) (a):
Oil revenue	$144,107	$110,796	$33,311	30%
Gas revenue	197,284	165,008	32,276	20%

Total oil and gas revenue	$341,391	$275,804	65,587	24%
Average prices (a):
Oil (per Bbl)	$48.54	$35.79	$12.75	36%
Gas (per Mcf)	6.26	5.67	0.59	10%
Oil and gas (per Mcfe)	6.92	5.79	1.13	20%
Expenses (per Mcfe):
Lease operating expenses	$1.17	$0.90	$0.27	30%
Salaries, general and administrative expenses (b)	0.19	0.15	0.04	27%
DD&A expense on oil and gas properties	2.44	2.00	0.44	22%
(a)	Includes the cash settlement of hedging contracts.
(b)	Exclusive of incentive compensation expense.
     Net Income. During the second quarter of 2005, net income totaled $48.5 million, or $1.79 per share, compared to $35.9 million, or $1.33 per share reported for the second quarter of 2004. The increase in second quarter net income was primarily due to a combination of increases in oil and natural gas production volumes and realized oil and natural gas prices. For the six months ended June 30, 2005, net income totaled $85.8 million, or $3.17 per share, compared to $71.7 million, or $2.67 per share, during the comparable 2004 period. The increase in year-to-date net income was primarily due to an increase in natural gas production volumes and an increase in realized oil and natural gas prices. All per share amounts are on a diluted basis.

     Prices. Prices realized during the second quarter of 2005 averaged $49.30 per Bbl of oil and $6.50 per Mcf of natural gas, or 19% higher, on an Mcfe basis, than second quarter 2004 average realized prices of $37.09 per Bbl of oil and $5.86 per Mcf of natural gas. Average realized prices during the first half of 2005 were $48.54 per Bbl of oil and $6.26 per Mcf of natural gas compared to $35.79 per Bbl of oil and $5.67 per Mcf of natural gas realized during the first half of 2004. All unit pricing amounts include the cash settlement of hedging contracts.
     During the second quarters of 2005 and 2004, hedging transactions reduced the average price we received for natural gas by $0.22 and $0.16 per Mcf, respectively. In addition, average realized oil prices were reduced by $0.59 per Bbl during the second quarter of 2005 as a result of hedges. Hedging transactions did not impact realized oil prices during the second quarter of 2004. Hedging transactions for natural gas during the first half of 2005 and 2004 decreased the average price we received for natural gas by $0.21 and $0.15 per Mcf, respectively. Average realized oil prices for the first half of 2005 were reduced by $0.47 as a result of hedges. There was no hedging impact on realized oil prices for the first half of 2004.
     Production. Oil production during the second quarter of 2005 totaled approximately 1,612,000 barrels compared to 1,552,000 barrels produced during the second quarter of 2004, representing a 4% increase over 2004. Natural gas production during the second quarter of 2005 totaled 16.3 Bcf or 13% above the 14.4 Bcf produced during the second quarter of 2004. The 26.0 Bcfe produced in the second quarter of 2005 represents a 9% increase over second quarter 2004 production volumes of 23.8 Bcfe. Year-to-date 2005 production totaled 2,969,000 barrels of oil and 31.5 Bcf of natural gas compared to 3,096,000 barrels of oil and 29.1 Bcf of natural gas produced during the comparable 2004 period, a 4% increase on an Mcfe basis.
     Oil and Gas Revenue. Second quarter 2005 oil and gas revenue totaled $185.2 million, compared to second quarter 2004 oil and gas revenue of $142.2 million. The increase is attributable to a combination of increases in oil and natural gas production volumes and realized oil and natural gas prices. Year-to-date 2005 oil and gas revenue totaled $341.4 million compared to $275.8 million during the comparable 2004 period primarily due to an increase in realized oil and natural gas prices and an increase in natural gas production volumes.
     Expenses. Lease operating expenses during the second quarter of 2005 totaled $29.7 million or 30% higher than lease operating expenses of $22.9 million for the second quarter of 2004. For the first six months of 2005, lease operating expenses totaled $57.6 million compared to $42.8 million during the comparable period of 2004. The increase in lease operating costs in 2005 is primarily attributable to an increase in the number of active wells and increases in overall industry service costs over 2004. Additionally, during the six months ended June 30, 2005 lease operating expenses included $3.8 million of repairs in excess of estimated insurance recoveries related to Hurricane Ivan.
     Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the second quarter of 2005 totaled $65.0 million compared to $49.4 million for the second quarter of 2004. For the six months ended June 30, 2005 and 2004, DD&A expense totaled $120.4 million and $95.4 million, respectively. The increase in 2005 DD&A on a unit basis is the result of increases in the full-cycle cost of finding and developing proved reserves and the impact of drilling results.
     Salaries, general and administrative (SG&A) expenses (exclusive of incentive compensation) for the second quarter of 2005 were $4.7 million compared to $3.5 million in the second quarter of 2004. For the six months ended June 30, 2005 and 2004, SG&A totaled $9.5 million and $7.3 million, respectively. The increase in SG&A is due primarily to an increase in employment of technical personnel during 2005 and salary adjustments.
     As of August 1, 2005, we have a borrowing base under the new bank credit facility of $425 million, of which $273.9 million of borrowings are currently available. As a result of increased bank borrowings and the issuance of our $200 million 6 3/4% Senior Subordinated Notes during December 2004, interest expense increased to $5.7 million, net of $4.0 million of capitalized interest, in the second quarter of 2005 compared to $4.0 million, net of $1.6 million capitalized interest, in the second quarter of 2004. For the six months ended June 30, 2005, interest expense totaled $11.3 million, net of $7.3 million of capitalized interest, compared to $7.9 million, net of capitalized interest of $3.2 for the comparable period of 2004.
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
Liquidity and Capital Resources
     Cash Flow. Net cash flow provided by operating activities for the six months ended June 30, 2005 was $250.7 million compared to $188.3 million reported in the comparable period in 2004. Net cash flow used in investing activities totaled $291.4 million and $200.3 million during the first half of 2005 and 2004, respectively, which primarily represents our investment in oil and gas properties. Net cash flow provided by financing activities totaled $82.3 million and $26.1 million for the six months ended June 30, 2005 and 2004, respectively, which primarily represents borrowings under our bank credit facility and proceeds from the exercise of stock options. In total, cash and cash equivalents increased from $24.3 million as of December 31, 2004 to $65.9 million as of June 30, 2005. We had working capital at June 30, 2005 in the amount of $10.2 million.
     Capital Expenditures. Second quarter 2005 additions to oil and gas property costs of $103.2 million included $23.0 million of acquisition costs, $4.7 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $4.0 million of capitalized interest. Year-to-date 2005 additions to oil and gas property costs of $305.1 million include $125.6 million of acquisition costs, $9.9 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $7.3 million of capitalized interest. These investments were financed by cash flow from operating activities, borrowings under our credit facility and working capital.
     Budgeted Capital Expenditures. Our current estimated 2005 capital expenditures budget, excluding acquisitions and capitalized salaries, general and administrative expenses and interest, is approximately $390 million. While the 2005 capital expenditures budget does not include any projected acquisitions, we continue to seek growth opportunities that fit our specific acquisition profile.
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
     Bank Credit Facility. At June 30, 2005, we had $158.0 million of borrowings outstanding under our bank credit facility and letters of credit totaling $13.1 million have been issued under the facility. We currently have a loan base under the credit facility of $425 million. At June 30, 2005, we had $253.9 million of borrowings available under the credit facility and the weighted average interest rate was approximately 4.8%. On July 29, 2005 we repaid $20.0 million of outstanding borrowings under the credit facility increasing the availability to $273.9 million. Our borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.
Defined Terms
     Oil and condensate are stated in barrels (“Bbls”) or thousand barrels (“MBbls”). Natural gas is stated herein in billion cubic feet (“Bcf”), million cubic feet (“MMcf”) or thousand cubic feet (“Mcf”). Oil and condensate are converted to natural gas at a ratio of one barrel of liquids per six Mcf of gas. Bcfe, MMcfe, and Mcfe represent one billion cubic feet, one million cubic feet and one thousand cubic feet of gas equivalent, respectively. MMBtu represents one million British Thermal Units and BBtu represents one billion British Thermal Units. An active property is an oil and gas property with existing production. A primary term lease is an oil and gas property with no existing production, in which we have a specific time frame to establish production without losing the rights to explore the property. Liquidity is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities.

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
     Our hedging policy provides that not more than one-half of our estimated production quantities can be hedged without the consent of the Board of Directors. See Item 1. Financial Statements — Note 3 — Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
Interest Rate Risk
     Stone had long-term debt outstanding of $558.0 million at June 30, 2005, of which $400.0 million, or approximately 72%, bears interest at a fixed rates. The fixed rate debt as of June 30, 2005 consists of $200.0 million of 8 1/4% senior subordinated notes due 2011 and $200.0 million of 6 3/4% senior subordinated notes due 2014. The remaining $158.0 million of debt outstanding at June 30, 2005 bears interest at a floating rate. At June 30, 2005, the weighted average interest rate under our floating-rate debt was approximately 4.8%. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.
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
     Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer believe:
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
Internal Controls Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote of security holders during Stone’s Annual Meeting of Stockholders held on May 18, 2005:
1.	Election of Directors — The following nominees were elected to serves as Directors of Stone Energy Corporation until the 2008 Annual Meeting of Stockholders:

	Votes Cast For	Votes Withheld
Robert A. Bernhard	24,954,431	964,438
James H. Stone	24,736,762	1,182,107
David H. Welch	24,804,429	1,114,440
     No other Director was standing for election. Peter K. Barker, D. Peter Canty, Raymond B. Gary and David R. Voelker are Class I Directors whose terms expire with the 2006 Annual Meeting of stockholders. George R. Christmas, B. J. Duplantis, John P. Laborde and Richard A. Pattarozzi are Class II Directors whose terms expire with the 2007 Annual Meeting of Stockholders.

					Broker
		For	Against	Abstentions	Non-Votes
2.	Ratification of the appointment of Ernst &
	Young as independent accountants	25,887,888	30,284	697	—
Item 5. Other Information
     Effective August 1, 2005, James H. Prince resigned his position as Executive Vice President and Chief Financial Officer of Stone. In addition, the board elected Kenneth H. Beer as Senior Vice President and Chief Financial Officer of Stone effective August 1, 2005. Mr. Beer most recently served as director of research and a senior energy analyst at the investment banking firm of Johnson Rice & Company. Prior to joining Johnson Rice in 1992, he spent five years as an energy analyst and investment banker at Howard Weil Incorporated.
Item 6. Exhibits

*15.1	—	Letter from Ernst & Young LLP dated August 1, 2005, regarding unaudited interim financial information.

*31.1	—	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	—	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	—	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.
*	Filed herewith
†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION
Date: August 5, 2005	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

*15.1	—	Letter from Ernst & Young LLP dated August 1, 2005, regarding unaudited interim financial information.

*31.1	—	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	—	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	—	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.
*	Filed herewith
†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.