Form 10-Q
period 2005-09-30
STONE ENERGY CORP
filed 2006-03-13
CIK 904080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of March 1, 2006, there were 27,161,626 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

EXPLANATORY NOTE
Reserves Restatement – On October 6, 2005, as a result of reservoir level reviews conducted during August 2005 through early October 2005, we announced a downward revision of 171 billion cubic feet of natural gas equivalent (“Bcfe”) of proved reserves. After additional analysis and consultation with outside engineering firms, the revision was increased to 237 Bcfe. Subsequently, after an internal review of the causes of this revision, we decided to restate the unaudited oil and gas reserve disclosures previously included in the footnotes accompanying our financial statements contained in the original Form 10-K filed for the years ended December 31, 2004, 2003, 2002 and 2001 to give effect to the removal of 157 Bcfe of those volumes to the periods in which they did not represent proved reserves within the applicable rules of the Securities and Exchange Commission (“SEC”).
Please refer to pages 4 to 7 for additional information regarding the reserves restatement.
Financial Restatement – In view of the overstatement of proved reserves, it was determined to restate the financial statements of the Company for the years ended December 31, 2004, 2003, 2002 and 2001 and the quarters ended March 31, 2005 and June 30, 2005. We did not amend our Annual Report on Form 10-K for the years ended December 31, 2004, 2003 and 2002 or our Quarterly Reports on Form 10-Q for any periods prior to June 30, 2005, and the financial statements and related financial information contained in those reports should no longer be relied upon. A summary of the effects of the restatement on reported amounts for those periods is presented in the notes to the condensed consolidated financial statements in this quarterly report on Form 10-Q (See Note 1 – Restatement of Historical Financial Statements.) The overstatement of proved reserves had the effect of understating the write-down of oil and gas properties for 2001 and depreciation, depletion and amortization expense (“DD&A”) for all the periods to be restated which in turn caused the overstatement of various reported amounts.
Additionally, in the process of the preparation of the Company’s Form 10-Q for September 30, 2005, it was determined that approximately $9.8 million of unevaluated oil and gas property costs were inappropriately classified and should have been reclassified to proved oil and gas property costs in 2002. The Financial Restatement includes the effect of this revision for the years ended December 31, 2004, 2003 and 2002. The total cumulative impact of the restatements on stockholders’ equity as of June 30, 2005 was a reduction of approximately $89.8 million, which includes a reduction in beginning stockholders’ equity as of January 1, 2002 of approximately $45.3 million.
Please refer to pages 4 to 7 for additional information regarding the financial restatement.
The information herein reflects the restatements described above unless the context provides otherwise.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)
(Unaudited)

	September 30,	December 31,
	2005	2004
		Restated
Assets
Current assets:
Cash and cash equivalents	$62,405	$24,257
Accounts receivable	179,984	111,398
Other current assets	20,225	9,368

Total current assets	262,614	145,023

Oil and gas properties – full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $1,831,419 and $1,640,362 respectively	1,485,286	1,376,151
Unevaluated	209,425	141,157
Building and land, net	5,554	5,416
Fixed assets, net	7,298	4,761
Other assets, net	14,924	23,156

Total assets	$1,985,101	$1,695,664

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable to vendors	$94,972	$110,845
Undistributed oil and gas proceeds	52,201	36,457
Asset retirement obligations	47,667	2,912
Fair value of hedging contracts	40,436	14,346
Other current liabilities	17,575	9,061

Total current liabilities	252,851	173,621

Long-term debt	513,000	482,000
Deferred taxes	217,348	161,500
Asset retirement obligations	112,145	103,179
Fair value of hedging contracts	176	—
Other long-term liabilities	2,744	2,430

Total liabilities	1,098,264	922,730

Commitments and contingencies
Common stock	272	267
Treasury stock	(1,348)	(1,462)
Additional paid-in capital	500,348	466,478
Unearned compensation	(16,968)	(1,486)
Retained earnings	428,789	318,425
Accumulated other comprehensive loss	(24,256)	(9,288)

Total stockholders’ equity	886,837	772,934

Total liabilities and stockholders’ equity	$1,985,101	$1,695,664

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		Restated		Restated
Operating revenue:
Oil production	$59,872	$56,752	$203,979	$167,548
Gas production	99,403	71,554	296,687	236,562

Total operating revenue	159,275	128,306	500,666	404,110

Operating expenses:
Lease operating expenses	30,895	30,756	88,503	73,506
Production taxes	3,273	2,169	9,698	5,892
Depreciation, depletion and amortization	57,345	51,534	191,764	161,051
Accretion expense	1,790	1,463	5,369	4,389
Salaries, general and administrative expenses	5,205	3,378	14,698	10,668
Incentive compensation expense	246	588	1,259	1,705
Derivative expenses	4,831	1,069	4,831	3,029

Total operating expenses	103,585	90,957	316,122	260,240

Income from operations	55,690	37,349	184,544	143,870

Other (income) expenses:
Interest	5,781	4,225	17,546	12,483
Other income	(827)	(637)	(2,659)	(1,997)
Other expense	—	—	—	2,386

Total other expenses	4,954	3,588	14,887	12,872

Income before taxes	50,736	33,761	169,657	130,998

Provision for income taxes:
Current	—	—	—	—
Deferred	17,758	11,816	59,285	45,849

Total income taxes	17,758	11,816	59,285	45,849

Net income	$32,978	$21,945	$110,372	$85,149

Basic earnings per share	$1.22	$0.82	$4.11	$3.21
Diluted earnings per share	$1.20	$0.82	$4.06	$3.17

Average shares outstanding	27,025	26,640	26,882	26,561
Average shares outstanding assuming dilution	27,389	26,918	27,194	26,890
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
		Restated
Cash flows from operating activities:
Net income	$110,372	$85,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	191,764	161,051
Accretion expense	5,369	4,389
Provision for deferred income taxes	59,285	45,849
Derivative expenses	3,295	3,029
Other non-cash items	2,250	1,156
(Increase) decrease in accounts receivable	7,095	(10,251)
Increase in other current assets	(2,739)	(2,195)
Increase in accounts payable	1,700	—
Increase in other current liabilities	24,269	12,946
Investment in derivative contracts	—	(1,683)
Settlement of asset retirement obligations	(788)	—
Other	120	(21)

Net cash provided by operating activities	401,992	299,419

Cash flows from investing activities:
Investment in oil and gas properties	(404,742)	(280,438)
Proceeds from sale of oil and gas properties	1,549	11,948
Investment in fixed and other assets	(4,564)	(1,458)

Net cash used in investing activities	(407,757)	(269,948)

Cash flows from financing activities:
Proceeds from bank borrowings	76,000	22,000
Repayment of bank borrowings	(45,000)	(22,000)
Deferred financing costs	(187)	(2,357)
Proceeds from the exercise of stock options	13,100	6,657

Net cash provided by financing activities	43,913	4,300

Net increase in cash and cash equivalents	38,148	33,771

Cash and cash equivalents, beginning of period	24,257	17,100

Cash and cash equivalents, end of period	$62,405	$50,871

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Restatement of Historical Financial Statements:
     On October 6, 2005, as a result of reservoir level reviews conducted during August 2005 through early October 2005, we announced a downward revision of 171 billion cubic feet of natural gas equivalent (“Bcfe”) of estimated proved reserves. After additional analysis and additional consultation with outside engineering firms, the revision was increased to 237 Bcfe.
     Based on internal assessments and consultation with outside engineering firms, we concluded that 157 Bcfe of the negative reserve revisions should have been reflected in 2004 and prior periods and would require a revision of the historical reserve estimates included in our supplemental natural gas and oil operating data. Quantities of estimated proved reserves are used in determining financial statement amounts, including ceiling test charges and depletion, depreciation and amortization (“DD&A”). The revision of our historical reserve estimates required the restatement of the financial statement information derived from these estimates for the periods from 2001 to 2004 and the first two quarters of 2005.
     Additionally, in the process of the preparation of our Form 10-Q for September 30, 2005, it was determined that approximately $9.8 million of unevaluated oil and gas property costs were inappropriately classified and should have been reclassified to proved oil and gas property costs in 2002. The Financial Restatement includes the effect of this revision for the years ended December 31, 2004, 2003 and 2002.
Reserves Restatement
     Our reserves restatement resulted in the following revisions to our estimated proved reserves as of:

	December 31,
	2004		2003		2002
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Estimated Proved Reserves:
Oil (MBbls)	56,560	42,385	59,162	44,508	52,019	40,735
Gas (MMcf)	485,590	413,902	461,323	380,280	438,652	376,236
Oil and gas (MMcfe)	824,950	668,210	816,295	647,326	750,766	620,644

Financial Restatement
     The total cumulative impact of the restatement on our stockholders’ equity as of December 31, 2004 was a reduction of approximately $81.4 million, which includes a reduction in beginning stockholders’ equity as of January 1, 2002 of approximately $45.3 million.
     As to the individual consolidated statement of income line items, our historical financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters in those years and the first two quarters of 2005 reflect the effects of the restatement on (1) the calculation of our historical depletion, depreciation and amortization expense, (2) the effects, if any, on interest expense resulting from changes in unevaluated oil and gas properties, (3) the impact on the cumulative effect of accounting changes and (4) the impact on income taxes. We did not amend our Annual Report on Form 10-K for the year ended December 31, 2004 or our Quarterly Reports on Form 10-Q for any periods prior to June 30, 2005, and the financial statements and related financial information contained in those reports should no longer be relied upon. A summary of the effects of the restatement on reported amounts for the years ended December 31, 2004, 2003 and 2002 and quarters ended March 31, 2005 and June 30, 2005 is presented below. Also, the information in the data below represents only those income statement, balance sheet, cash flow statement and statement of comprehensive income line items affected by the restatement.

	Year Ended December 31,
	2004		2003		2002
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands, except per share amounts)
Income Statement:
Depreciation, depletion and amortization	$188,153	$210,861	$170,845	$188,813	$160,762	$175,496
Total operating expenses	322,186	344,894	282,115	300,083	272,483	287,217
Income from operations	222,015	199,307	226,190	208,222	105,012	90,278
Interest expense	16,104	16,835	19,132	19,860	23,111	23,141
Total other expenses, net	14,472	15,203	21,198	21,926	19,783	19,813
Net income before income taxes	207,543	184,104	204,992	186,296	85,229	70,465
Income tax provision	72,640	64,436	71,747	65,203	29,830	24,662
Income before cumulative effects of accounting changes, net of tax	134,903	119,668	133,245	121,093	55,399	45,803
Cumulative effect of accounting changes, net of tax	—	—	1,225	2,099	—	—
Net income	134,903	119,668	134,470	123,192	55,399	45,803
Earnings per common share:
Income before cumulative effects of accounting changes	$5.07	$4.50	$5.05	$4.60	$2.10	$1.74
Cumulative effects of accounting changes	—	—	0.05	0.07	—	—
Earnings per common share	$5.07	$4.50	$5.10	$4.67	$2.10	$1.74
Earnings per common share assuming dilution:
Income before cumulative effects of accounting changes	$5.01	$4.45	$5.02	$4.56	$2.09	$1.73
Cumulative effects of accounting changes	—	—	0.05	0.08	—	—
Earnings per common share assuming dilution	$5.01	$4.45	$5.07	$4.64	$2.09	$1.73

	Year Ended December 31,
	2004		2003		2002
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands)
Cash Flow Statement:
Net income	$134,903	$119,668	$134,470	$123,192	$55,399	$45,803
Depreciation, depletion and amortization	188,153	210,861	170,845	188,813	160,762	175,496
Deferred income tax provision	72,640	64,436	71,747	65,203	29,830	24,662
Cumulative effect of accounting changes	—	—	(1,225)	(2,099)	—	—
Increase in accounts payable	—	900	—	—	—	—
Net cash flow provided by operating activities	369,499	369,668	391,539	390,811	222,921	222,891
Investment in oil and gas properties	(484,767)	(484,936)	(340,516)	(339,788)	(213,566)	(213,536)
Net cash used in investing activities	(474,990)	(475,159)	(341,908)	(341,180)	(216,600)	(216,570)
Supplemental disclosure for cash paid during the year for interest (net of amount capitalized)	15,214	15,945	22,898	23,626	22,495	22,525

	Year Ended December 31,
	2004		2003		2002
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands)
Statement of Comprehensive Income:
Net income	$134,903	$119,668	$134,470	$123,192	$55,399	$45,803
Comprehensive income	134,378	119,143	130,475	119,197	43,135	33,539

	December 31,
	2004		2003
	As	As	As	As
	Reported	Restated	Reported	Restated
	(In thousands)
Balance sheet:
Proved oil and gas properties	$1,489,498	$1,376,151	$1,210,333	$1,119,164
Accumulated depreciation, depletion and amortization	1,516,620	1,640,362	1,319,337	1,420,371
Unevaluated oil and gas properties	153,041	141,157	107,600	96,977
Total assets	1,820,895	1,695,664	1,434,277	1,332,485
Deferred taxes	205,331	161,500	130,935	95,309
Total liabilities	966,561	922,730	724,000	688,374
Retained earnings	399,825	318,425	264,935	198,769
Total stockholders’ equity	854,334	772,934	710,277	644,111
Total liabilities and stockholders’ equity	1,820,895	1,695,664	1,434,277	1,332,485

	Quarters Ended				Six Months Ended
	March 31, 2005		June 30, 2005		June 30, 2005
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands, except per share amounts)
Income Statement:
Depreciation, depletion and amortization	$56,192	$62,021	$65,676	$72,399	$121,868	$134,420
Total operating expenses	93,805	99,634	106,181	112,904	199,986	212,538
Income from operations	62,348	56,519	79,057	72,334	141,405	128,853
Interest expense	5,624	5,831	5,721	5,934	11,345	11,765
Total other expenses, net.	5,035	5,242	4,479	4,692	9,514	9,934
Net income before income taxes	57,313	51,277	74,578	67,642	131,891	118,919
Income tax provision	19,965	17,853	26,102	23,675	46,067	41,528
Net income	37,348	33,424	48,476	43,967	85,824	77,391
Earnings per common share	$1.40	$1.25	$1.80	$1.64	$3.20	$2.89
Earnings per common share assuming dilution	$1.38	$1.24	$1.79	$1.62	$3.17	$2.86

	Quarter Ended		Six Months Ended
	March 31, 2005		June 30, 2005
	As	As	As	As
	Reported	Restated	Reported	Restated
	(In thousands)
Cash Flow Statement:
Net income	$37,348	$33,424	$85,824	$77,391
Depreciation, depletion and amortization	56,192	62,021	121,868	134,420
Deferred income tax provision	19,965	17,853	46,067	41,528
Net cash flow provided by operating activities	111,186	110,979	250,655	250,235
Investment in oil and gas properties	(180,059)	(179,852)	(289,612)	(289,192)
Net cash used in investing activities	(180,753)	(180,546)	(291,350)	(290,930)

	Quarters Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands, except per share amounts)
Income Statement:
Depreciation, depletion and amortization	$46,744	$53,300	$50,060	$56,217	$46,139	$51,534	$45,210	$49,810
Total operating expenses	75,245	81,801	81,325	87,482	85,562	90,957	80,054	84,654
Income from operations	58,335	51,779	60,899	54,742	42,744	37,349	60,037	55,437
Interest expense	3,949	4,108	3,988	4,150	4,050	4,225	4,117	4,353
Total other expenses, net	3,300	3,459	5,663	5,825	3,413	3,588	2,096	2,331
Net income before income taxes	55,035	48,320	55,236	48,917	39,331	33,761	57,941	53,106
Income tax provision	19,262	16,912	19,333	17,121	13,766	11,816	20,279	18,587
Net income	35,773	31,408	35,903	31,796	25,565	21,945	37,662	34,519
Earnings per common share	$1.35	$1.19	$1.35	$1.20	$0.96	$0.82	$1.41	$1.29
Earnings per common share assuming dilution	$1.33	$1.17	$1.33	$1.18	$0.95	$0.82	$1.40	$1.28

	Quarters Ended
	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003
	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
			(In thousands, except per share amounts)
Income Statement:
Depreciation, depletion and amortization	$41,719	$45,433	$41,046	$44,634	$42,020	$45,961	$46,060	$52,785
Total operating expenses	68,645	72,358	68,700	72,289	71,704	75,645	73,066	79,791
Income from operations	88,901	85,188	48,512	44,923	44,289	40,349	44,488	37,762
Interest expense	5,521	5,696	5,167	5,357	4,760	4,962	3,684	3,845
Total other expenses, net	4,850	5,025	4,471	4,661	9,268	9,469	2,609	2,771
Net income before income taxes	84,051	80,163	44,041	40,262	35,021	30,880	41,879	34,991
Income tax provision	29,418	28,057	15,414	14,091	12,254	10,807	14,661	12,248
Income before cumulative effects of accounting changes, net of tax	54,633	52,106	28,627	26,171	22,767	20,073	27,218	22,743
Cumulative effect of accounting changes, net of tax	1,225	2,099	—	—	—	—	—	—
Net income	55,858	54,205	28,627	26,171	22,767	20,073	27,218	22,743
Earnings per common share:
Income before cumulative effects of accounting changes	$2.07	$1.98	$1.09	$0.99	$0.86	$0.76	$1.03	$0.86
Cumulative effects of accounting changes	0.05	0.08	—	—	—	—	—	—
Earnings per common share	$2.12	$2.06	$1.09	$0.99	$0.86	$0.76	$1.03	$0.86
Earnings per common share assuming dilution:
Income before cumulative effects of accounting changes	$2.06	$1.97	$1.08	$0.98	$0.86	$0.75	$1.02	$0.86
Cumulative effects of accounting changes	0.05	0.08	—	—	—	—	—	—
Earnings per common share assuming dilution	$2.11	$2.05	$1.08	$0.98	$0.86	$0.75	$1.02	$0.86

	Quarters Ended
	March 31, 2002		June 30, 2002		September 30, 2002		December 31, 2002
	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
			(In thousands, except per share amounts)
Income Statement:
Depreciation, depletion and amortization	$40,749	$44,847	$42,166	$45,826	$39,662	$43,208	$38,185	$41,615
Total operating expenses	66,330	70,428	70,456	74,116	68,293	71,839	67,405	70,835
Income from operations	14,200	10,102	29,981	26,321	26,230	22,684	34,599	31,168
Interest expense	5,454	5,454	6,032	6,032	5,900	5,900	5,725	5,755
Total other expenses, net	4,577	4,577	5,388	5,388	5,167	5,167	4,651	4,681
Net income before income taxes	9,624	5,525	24,592	20,933	21,065	17,517	29,948	26,487
Income tax provision	3,368	1,934	8,608	7,326	7,372	6,132	10,482	9,270
Net income	6,256	3,591	15,984	13,607	13,693	11,385	19,466	17,217
Earnings per common share	$0.24	$0.14	$0.61	$0.52	$0.52	$0.43	$0.74	$0.65
Earnings per common share assuming dilution	$0.24	$0.14	$0.60	$0.51	$0.52	$0.43	$0.74	$0.65

Note 2 – Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation and subsidiary as of September 30, 2005 and for the three and nine-month periods ended September 30, 2005 and 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments, except for the Financial Restatement described in Note 1), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of future financial results.
Note 3 – Earnings Per Share
     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were approximately 364,000 and 278,000 dilutive shares for the three months ended September 30, 2005 and 2004, respectively, and 312,000 and 329,000 dilutive shares for the nine months ended September 30, 2005 and 2004, respectively.
     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 369,000 and 747,000 shares in the three months ended September 30, 2005 and 2004, respectively, and 588,000 and 624,000 shares in the nine months ended September 30, 2005 and 2004, respectively.
     During the three months ended September 30, 2005 and 2004, approximately 215,000 and 12,000 shares of common stock, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors. For the nine months ended September 30, 2005 and 2004, approximately 466,000 and 242,000 shares of common stock, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan.
Note 4 – Hedging Activities
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
     The following table illustrates our hedging positions as September 30, 2005:

	Zero-Premium Collars
	Natural Gas			Oil
	Daily			Daily
	Volume			Volume
	(MMBtus/d)	Floor	Ceiling	(Bbls/d)	Floor	Ceiling
2005	20,000	$4.50	$10.25	4,000	$28.00	$52.90
2005	20,000	4.00	13.50	4,000	28.00	52.75
2005	10,000	5.00	10.00	—	—	—
2005	10,000	5.00	10.85	—	—	—
2005	10,000	5.50	10.80	—	—	—
2006	10,000	8.00	14.28	3,000	55.00	76.40
2006	20,000	9.00	16.55	2,000	60.00	78.20

	Fixed Price Gas Swaps
	Daily
	Volume
	(MMBtus/d)	Price(1)
2005	15,000	$3.42

(1)	Based upon Inside FERC published prices for natural gas deliveries at Kern River.

     Under Statement of Financial Accounting Standards (“SFAS”) No. 133, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it is recorded as either an asset or liability measured at fair value and subsequent changes in the derivative’s fair value are recognized in equity through other comprehensive income, to the extent the hedge is considered effective. Additionally, monthly settlements of effective hedges are reflected in revenue from oil and gas production. Instruments not qualifying for hedge accounting are recorded in the balance sheet at fair value and changes in fair value are recognized in earnings. Monthly settlements of ineffective hedges are recognized in earnings through derivative expense and are not reflected as revenue from oil and gas production.
     During the three months ended September 30, 2005 and 2004, we realized net decreases in gas revenue related to our effective swaps of $4.7 million and $2.3 million, respectively. During the nine months ended September 30, 2005 and 2004, we realized net decreases in gas revenue related to effective swaps of $11.2 million and $6.7 million, respectively. In addition, we realized a net decrease in oil revenue related to our effective zero-premium collars in the amount of $6.1 million during the three months ended September 30, 2005 and $7.5 million during the nine months ended September 30, 2005.
     As a result of extended shut-ins of production after Hurricane Katrina and Hurricane Rita, our September, October and November crude oil production levels were below the volumes which we had hedged. Consequently, one of our crude oil hedges for the months of September, October and November was deemed to be ineffective. During the third quarter of 2005, we recognized $4.8 million of derivative expenses, $1.5 million of which represented a charge related to the cash settlement of the ineffective September crude oil collar and $3.3 million of which represented a non-cash charge related to the mark-to-market fair value change in the ineffective October and November crude oil collars. Derivative expenses for the three- and nine-month periods ended September 30, 2004 totaled $1.1 million and $3.0 million, respectively, representing the cost associated with oil and gas puts that settled during those periods.
Note 5 – Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In millions)
8 1/4% Senior Subordinated Notes due 2011	$200	$200
6 3/4% Senior Subordinated Notes due 2014	200	200
Bank debt	113	82

Total long-term debt	$513	$482

     Borrowings outstanding at September 30, 2005 under our bank credit facility totaled $113.0 million, and letters of credit totaling $13.1 million have been issued under the facility. At September 30, 2005, we had $298.9 million of borrowings available under the credit facility and the weighted average interest rate was approximately 4.9%. During the third quarter of 2005, we repaid $45.0 million of debt under the facility. During the fourth quarter of 2005, we borrowed $50.0 million of debt under the facility. As of March 1, 2006, we had a borrowing base under the credit facility of $300 million with availability of an additional $114.1 million of borrowings. Our borrowing base was reduced from $425 million to $300 million after we announced our reserve revision in October 2005.
     Under the financial covenants of our credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the amended credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (ii) maintain a Consolidated Tangible Net Worth (as defined). In addition, the credit facility places certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends. During 2005, the participating banks in our credit facility granted waivers from certain covenants regarding the filing of our financial statements until March 31, 2006. Additionally, we agreed to secure borrowings under the facility with a security interest in certain oil and gas properties. As of the date of this filing we had not completed the transfer of the security interests to the banks participating in the facility. If we are unable to complete this transaction by March 31, 2006, it is possible that the balance of facility could become due at that time; however, we believe we could replace the facility if this were to occur.

     On December 15, 2004, we issued $200 million 6 3/4% Senior Subordinated Notes due 2014. The notes were sold at par value and we received net proceeds of $195.5 million and are subordinated to our senior unsecured credit facility and rank pari passu with our 8 1/4% Senior Subordinated Notes. There is no sinking fund requirement and the notes are redeemable at our option, in whole but not in part, at any time before December 15, 2009 at a Make-Whole Amount. Beginning December 15, 2009, the notes are redeemable at our option, in whole or in part, at 103.375% of their principal amount and thereafter at prices declining annually to 100% on and after December 15, 2012. In addition, before December 15, 2007, we may redeem up to 35% of the aggregate principal amount of the notes issued with net proceeds from an equity offering at 106.75%. The notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. We received notice of non-compliance from holders of over 25 percent of the outstanding principal amount of our $200 million 6 3/4% Senior Subordinated Notes due 2014 relating to the non-issuance of financial statements. The receipt of notice of non-compliance started a 60 day period beginning February 15, 2006 in which to cure the default relating to the non-issuance of financial statements. As a consequence of these notices, we became unable to borrow additional funds under our bank credit facility until the default was cured. We believe the filing of this Form 10-Q and our Form 10-K for the year ended December 31, 2005 has cured the default.
Note 6 – Comprehensive Income
     The following table illustrates the components of comprehensive income for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		Restated		Restated
	(In millions)
	(Unaudited)
Net income	$33.0	$21.9	$110.4	$85.1
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	(11.2)	(4.4)	(15.0)	(7.5)

Comprehensive income	$21.8	$17.5	$95.4	$77.6

Note 7 – Asset Retirement Obligations
     During the third quarter of 2005 and 2004, we recognized non-cash expenses of $1.8 million and $1.5 million, respectively, related to the accretion of our asset retirement obligation. For the nine-month periods ended September 30, 2005 and 2004, we recognized accretion expense of $5.4 million and $4.4 million, respectively. For the three- and nine-month periods ended September 30, 2005, we settled $0.8 million of asset retirement obligations and recorded a revision to the asset retirement obligation in the amount of $49.1 million related to higher estimated costs combined with a shortened time frame to plug and abandon our facilities.
Note 8 – Stock-Based Compensation
     In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, Accounting for Stock-Based Compensation, which became effective with respect to us in 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current method, Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby no compensation cost is recognized upon grant if certain requirements are met. We have continued to account for our stock-based compensation under APB Opinion No. 25.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” to amend the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results. If the compensation expense for stock-based compensation plans had been determined consistent with the expense recognition provisions under SFAS No. 123 and assuming the straight-line method for recognition of expenses in the applicable vesting periods, our net income and earnings per common share and earnings per common share assuming dilution for the periods presented would have approximated the pro forma amounts below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		Restated		Restated
	(In millions, except per share amounts)
	(Unaudited)
Net income	$33.0	$21.9	$110.4	$85.1

Add: Stock-based compensation expense included in net income, net of tax	0.7	—	1.1	—
Less: Stock-based compensation expense using fair value method, net of tax	(1.7)	(1.4)	(4.1)	(4.1)

Pro forma net income	$32.0	$20.5	$107.4	$81.0

Basic earnings per share	$1.22	$0.82	$4.11	$3.21
Pro forma basic earnings per share	1.18	0.77	4.00	3.05

Diluted earnings per share	$1.20	$0.82	$4.06	$3.17
Pro forma diluted earnings per share	1.17	0.76	3.95	3.01
     On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.
     SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
1.	the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

2.	the “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. As a result, SFAS No. 123(R) will be effective for us on January 1, 2006.

     Stone has elected to adopt the requirements of SFAS No. 123(R) using the “modified prospective” method. We have historically used the Black-Scholes option-pricing model for estimating stock compensation expense for disclosure purposes and intend to continue using such method upon adoption of SFAS No. 123(R).
     We expect the implementation of SFAS No. 123(R) to impact our 2006 financial statements as follows:
•	Expense amounts related to stock option issuances will be expensed in the income statement prospectively as opposed to the pro forma disclosures previously presented in prior periods. Expense amounts on stock options to be incurred in 2006 and future periods will be contingent upon several factors including the number of options issued and capitalization rates and therefore, prior pro forma amounts should not be assumed to be necessarily indicative of future expense amounts.

•	Unearned Compensation and Additional Paid-In Capital balances related to our restricted stock issuances will be reversed.

•	The tax benefits from the vesting of restricted stock and the exercise of stock options will no longer be recorded as an addition to Additional Paid-In Capital until we are in a current tax paying position. Presently, all of our income taxes are being deferred and we have substantial net operating losses available for carryover to future periods.
     On August 16, 2005, Stone awarded restricted stock grants to all employees. Unearned compensation expense in the amount of $14.1 million was recorded in the third quarter of 2005 for the restricted stock grants and will be amortized over the vesting period of the restricted stock grants. Stock compensation totaled $1.1 million for the third quarter of 2005. Of this amount, $0.5 million was expensed and $0.6 million was capitalized as part of the cost of oil and gas properties.
Note 9 — Commitments and Contingencies
     On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise years 1999, 2000 and 2001. Further, on December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims.
     Stone has received notice that the staff of the SEC is conducting an informal inquiry into the revision of Stone’s proved reserves and the financial statement restatement. In addition, Stone has received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement. Stone intends to cooperate fully with both inquiries.

     On or around November 30, 2005, George Porch filed a putative class action in the United States District Court for the Western District of Louisiana against Stone, David H. Welch, Kenneth H. Beer, D. Peter Canty and James H. Prince purporting to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). Three similar complaints were filed soon thereafter. All complaints assert a putative class period commencing on June 17, 2005 and ending on October 6, 2005. All complaints contend that, during the putative class period, defendants, among other things, misstated or failed to disclose (i) that Stone had materially overstated Stone’s financial results by overvaluing its oil reserves through improper and aggressive reserve methodologies; (ii) that the Company lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) that as a result of the foregoing, the values of the Company’s proved reserves, assets and future net cash flows were materially overstated at all relevant times. A motion to consolidate these actions and to appoint a lead plaintiff will be heard on March 22, 2006. In addition, on or about December 16, 2005, Robert Farer filed a complaint in the United States District Court for the Western District of Louisiana alleging claims derivatively on behalf of Stone, and three similar complaints were filed soon thereafter in federal and state court. Stone is named as a nominal defendant, and certain current and former officers and directors are named as defendants in these actions, which allege breaches of the fiduciary duties owed to Stone, gross mismanagement, abuse of control, waste of corporate assets, unjust enrichment, and violations of the Sarbanes-Oxley Act of 2002. Stone intends to vigorously defend these lawsuits.
     Stone’s Certificate of Incorporation and/or its Restated Bylaws provide, to the extent permissible under the law of Delaware (Stone’s state of incorporation), for indemnification of and advancement of defense costs to Stone’s current and former directors and officers for potential liabilities related to their service to Stone. Stone has purchased directors and officers insurance policies that, under certain circumstances, may provide coverage to Stone and/or its officers and directors for certain losses resulting from securities-related civil liabilities and/or the satisfaction of indemnification and advancement obligations owed to directors and officers. These insurance policies may not cover all costs and liabilities incurred by Stone and its current and former officers and directors in these regulatory and civil proceedings.

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
     When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other risk factors as described in our Annual Report on Form 10-K. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Stone Energy Corporation are expressly qualified in their entirety by this cautionary statement.
Overview
     Stone Energy Corporation is an independent oil and gas company engaged in the acquisition and subsequent exploration, development, production and operation of oil and gas properties located in the conventional shelf of the Gulf of Mexico (the “GOM”), the deep shelf of the GOM, the deep water of the GOM, several basins of the Rocky Mountains and the Williston Basin. Throughout this document, reference to our “Gulf Coast Basin” properties includes our onshore, shelf and deep shelf properties. Reference to our “Rocky Mountain Region” includes our properties in several Rocky Mountain Basins and the Williston Basin. All period to period comparisons are based on restated amounts.
Critical Accounting Policies
     Our Annual Report on Form 10-K describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:
•	remaining proved oil and gas reserves volumes and the timing of their production;

•	estimated costs to develop and produce proved oil and gas reserves;

•	accruals of exploration costs, development costs, operating costs and production revenue;

•	timing and future costs to abandon our oil and gas properties;

•	the effectiveness and estimated fair value of derivative positions;

•	classification of unevaluated property costs;

•	capitalized general and administrative costs and interest; and

•	contingencies.
     This Quarterly Report on Form 10-Q should be read together with the discussion contained in our Annual Report on Form 10-K regarding these critical accounting policies.
Other Factors Affecting Our Business and Financial Results
     In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion in our Annual Report on Form 10-K regarding these other risk factors.

Results of Operations
     The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	September 30,
	2005	2004	Variance	% Change
Production:
Oil (MBbls)	1,111	1,358	(247)	(18%)
Gas (MMcf)	12,728	12,919	(191)	(1%)
Oil and gas (MMcfe)	19,394	21,067	(1,673)	(8%)
Revenue data (in thousands) (a):
Oil revenue	$59,872	$56,752	$3,120	6%
Gas revenue	99,403	71,554	27,849	39%

Total oil and gas revenue	$159,275	$128,306	$30,969	24%
Average prices (a):
Oil (per Bbl)	$53.89	$41.79	$12.10	29%
Gas (per Mcf)	7.81	5.54	2.27	41%
Oil and gas (per Mcfe)	8.21	6.09	2.12	35%
Expenses (per Mcfe):
Lease operating expenses	$1.59	$1.46	$0.13	9%
Salaries, general and administrative expenses (b)	0.27	0.16	0.11	69%
DD&A expense on oil and gas properties	2.92	2.41	0.51	21%

	Nine Months Ended
	September 30,
	2005	2004	Variance	% Change
Production:
Oil (MBbls)	4,080	4,454	(374)	(8%)
Gas (MMcf)	44,260	42,000	2,260	5%
Oil and gas (MMcfe)	68,740	68,724	16	0%
Revenue data (in thousands) (a):
Oil revenue	$203,979	$167,548	$36,431	22%
Gas revenue	296,687	236,562	60,125	25%

Total oil and gas revenue	$500,666	$404,110	96,556	24%
Average prices (a):
Oil (per Bbl)	$49.99	$37.62	$12.37	33%
Gas (per Mcf)	6.70	5.63	1.07	19%
Oil and gas (per Mcfe)	7.28	5.88	1.40	24%
Expenses (per Mcfe):
Lease operating expenses	$1.29	$1.07	$0.22	21%
Salaries, general and administrative expenses (b)	0.21	0.16	0.05	31%
DD&A expense on oil and gas properties	2.76	2.31	0.45	19%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
     Net Income. During the third quarter of 2005, net income totaled $33.0 million, or $1.20 per share, compared to $21.9 million, or $0.82 per share for the third quarter of 2004. The increase in third quarter net income was primarily due to an increase in realized oil and natural gas prices. For the nine months ended September 30, 2005, net income totaled $110.4 million, or $4.06 per share, compared to $85.1 million, or $3.17 per share, during the comparable 2004 period. The increase in year-to-date net income was primarily due to an increase in natural gas production volumes and an increase in realized oil and natural gas prices. All per share amounts are on a diluted basis.
     Prices. Prices realized during the third quarter of 2005 averaged $53.89 per Bbl of oil and $7.81 per Mcf of natural gas, or 35% higher, on an Mcfe basis, than third quarter 2004 average realized prices of $41.79 per Bbl of oil and $5.54 per Mcf of natural gas. Average realized prices during the first nine months of 2005 were $49.99 per Bbl of oil and $6.70 per Mcf of natural gas compared to $37.62 per Bbl of oil and $5.63 per Mcf of natural gas realized during the first nine months of 2004. All unit pricing amounts include the cash settlement of effective hedging contracts.

     During the third quarters of 2005 and 2004, our effective hedging transactions reduced the average price we received for natural gas by $0.37 and $0.18 per Mcf, respectively. In addition, average realized oil prices were reduced by $5.47 per Bbl during the third quarter of 2005 as a result of effective hedges. Hedging transactions did not impact realized oil prices during the third quarter of 2004. Effective hedging transactions for natural gas during the first nine months of 2005 and 2004 decreased the average price we received for natural gas by $0.25 and $0.16 per Mcf, respectively. Average realized oil prices for the first nine months of 2005 were reduced by $1.83 as a result of effective hedges. There was no hedging impact on realized oil prices for the first nine months of 2004.
     Production. During the third quarter of 2005, total production volumes decreased 8% to 19.4 Bcfe compared to 21.1 Bcfe produced during the third quarter of 2004. Oil production during the third quarter of 2005 totaled approximately 1,111,000 barrels compared to 1,358,000 barrels produced during the third quarter of 2004, while natural gas production totaled 12.7 Bcf during the third quarter of 2005 compared to12.9 Bcf produced during the third quarter of 2004. Stone’s third quarter 2005 production rates were negatively impacted by Gulf Coast production shut-ins due to Hurricane Katrina and Hurricane Rita, amounting to volumes of approximately 6.4 Bcfe, or 70 MMcfe per day. This compares to an approximate 1.7 Bcfe deferral, or 19 MMcfe per day, from Hurricane Ivan in the comparable quarter of 2004. Approximately 87% of our third quarter 2005 production volumes were generated from our Gulf Coast Basin properties while the remaining 13% came from our Rocky Mountain Region properties. Year-to-date 2005 production totaled 4,080,000 barrels of oil and 44.3 Bcf of natural gas compared to 4,454,000 barrels of oil and 42.0 Bcf of natural gas produced during the comparable 2004 period, a zero change on a Mcfe basis. Approximately 91% of year-to-date 2005 production volumes were generated from our Gulf Coast Basin properties while the remaining 9% came from Rocky Mountain Region properties.
     Oil and Gas Revenue. Third quarter 2005 oil and gas revenue totaled $159.3 million, compared to third quarter 2004 oil and gas revenue of $128.3 million. The increase in oil and gas revenue is attributable to a 35% increase in realized oil and natural gas prices in the third quarter of 2005 over the comparable period in 2004. Year-to-date 2005 oil and gas revenue totaled $500.7 million compared to $404.1 million during the comparable 2004 period, primarily due to a 24% increase in realized oil and natural gas prices.
     Expenses. Lease operating expenses during the third quarter of 2005 totaled $30.9 million compared to $30.8 million for the third quarter of 2004. Primarily as a result of the production disruption from Hurricane Katrina and Hurricane Rita, however, unit costs increased to $1.59 per Mcfe during the third quarter of 2005 compared to $1.46 for the comparable period of 2004. For the first nine months of 2005, lease operating expenses were $88.5 million, a 20% increase in total and on a unit basis over the $73.5 million of lease operating expenses for the comparable period of 2004. The increase in lease operating expenses for the first nine months of 2005 over the comparable 2004 period is the combined result of an increase in the number of active wells, increases in overall industry service costs, and increased costs associated with storm-related shut-ins and evacuations.
     Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the third quarter of 2005 totaled $56.6 million compared to $50.9 million for the third quarter of 2004. For the nine months ended September 30, 2005 and 2004, DD&A expense totaled $189.5 million and $159.0 million, respectively. The increase in 2005 DD&A on a unit basis is the result of increases in the full-cycle unit cost of finding and developing proved reserves.
     Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the third quarter of 2005 were $5.2 million compared to $3.4 million in the third quarter of 2004. For the nine months ended September 30, 2005 and 2004, SG&A totaled $14.7 million and $10.7 million, respectively. The increase in SG&A is due to an increase in employment of personnel during 2005, salary adjustments and stock compensation expense related to restricted stock grants issued to all employees in August 2005.
     As a result of extended shut-ins of production after Hurricane Katrina and Hurricane Rita, our September, October and November crude oil production levels were below the volumes which we had hedged. Consequently, one of our crude oil hedges for the months of September, October and November was deemed to be ineffective. During the third quarter of 2005, we recognized $4.8 million of derivative expenses, $1.5 million of which represented a charge related to the cash settlement of the ineffective September crude oil collar and $3.3 million of which represented a non-cash charge related to the mark-to-market fair value change in the ineffective October and November crude oil collars. Derivative expenses for the three- and nine-month periods ended September 30, 2004 totaled $1.1 million and $3.0 million, respectively, representing the cost associated with oil and gas puts that settled during those periods.
     As of March 1, 2006, we have a borrowing base under the new bank credit facility of $300 million, of which $114.1 million of borrowings are currently available. Interest expense increased to $5.8 million, net of $3.9 million of capitalized interest, in the third quarter of 2005 compared to $4.2 million, net of $1.6 million capitalized interest, in the third quarter of 2004. This increase in interest expense was the result of increased bank borrowings and the issuance of our $200 million 6 3/4% Senior Subordinated Notes during December 2004. For the nine months ended September 30, 2005, interest expense totaled $17.6 million, net of $10.7 million of capitalized interest, compared to $12.5 million, net of capitalized interest of $4.5 for the comparable period of 2004.

Recent Accounting Developments
          Stock-Based Compensation. On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.
          SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
          In March 2005, the SEC issued SAB No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. As a result, SFAS No. 123(R) will be effective for us on January 1, 2006.
          Stone has elected to adopt the requirements of SFAS No. 123(R) using the “modified prospective” method. We have historically used the Black-Scholes option-pricing model for estimating stock compensation expense for disclosure purposes and intend to continue using such method upon adoption of SFAS No. 123(R).
          On August 16, 2005, Stone awarded restricted stock grants to all employees. Unearned compensation expense in the amount of $14.1 million was recorded in the third quarter of 2005 for the restricted stock grants and will be amortized over the vesting period of the restricted stock grants. Stock compensation totaled $1.1 million for the third quarter of 2005. Of this amount, $0.5 million was expensed and $0.6 million was capitalized as part of the cost of oil and gas properties.
Liquidity and Capital Resources
          Cash Flow. Net cash flow provided by operating activities for the nine months ended September 30, 2005 was $402.0 million compared to $299.4 million reported in the comparable period in 2004. Net cash flow used in investing activities totaled $407.8 million and $269.9 million during the first nine months of 2005 and 2004, respectively, which primarily represents our investment in oil and gas properties. Net cash flow provided by financing activities totaled $43.9 million for the nine months ended September 30, 2005 which primarily represents borrowings under our bank credit facility and proceeds from the exercise of stock options. For the nine months ended September 30, 2004, net cash flow provided by financing activities totaled $4.3 million which primarily represents proceeds from the exercise of stock options. In total, cash and cash equivalents increased from $24.3 million as of December 31, 2004 to $62.4 million as of September 30, 2005.
          We had working capital at September 30, 2005 in the amount of $9.8 million. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. See Bank Credit Facility and Senior Subordinated Notes.
          Capital Expenditures. Third quarter 2005 additions to oil and gas property costs (exclusive of asset retirement obligations) of $91.1 million included $4.8 million of acquisition costs, $5.2 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $3.9 million of capitalized interest. Year-to-date 2005 additions to oil and gas property costs (exclusive of asset retirement obligations) of $395.8 million included $130.4 million of acquisition costs, $15.1 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $10.7 million of capitalized interest. These investments were financed by cash flow from operating activities, borrowings under our credit facility and working capital.
          Budgeted Capital Expenditures. Our 2006 capital expenditures budget, excluding acquisitions and capitalized salaries, general and administrative expenses and interest, is approximately $360 million. While the 2006 capital expenditures budget does not include any projected acquisitions, we continue to seek growth opportunities that fit our specific acquisition profile.

          Based upon our outlook of commodity prices and our estimated production, we expect to fund our 2006 capital program with cash flow provided by operating activities. To the extent that 2006 cash flow from operating activities exceeds our estimated 2006 capital expenditures, we may pay down a portion of our existing debt. If cash flow from operating activities during 2006 is not sufficient to fund estimated 2006 capital expenditures, we believe that our bank credit facility will provide us with adequate liquidity.
          Bank Credit Facility and Senior Subordinated Notes. At September 30, 2005, we had $113 million of borrowings outstanding under our bank credit facility and letters of credit totaling $13.1 million have been issued under the facility. At September 30, 2005, we had a loan base under the credit facility of $425 million. At September 30, 2005, we had $298.9 million of borrowings available under the credit facility and the weighted average interest rate was approximately 4.9%. During the third quarter of 2005 we repaid $45 million of debt under the facility. As of March 1, 2006, we had a borrowing base under the credit facility of $300 million with availability of an additional $114.1 million of borrowings. Our borrowing base was reduced from $425 million to $300 million after we announced our reserve revision in October 2005.
          Under the financial covenants of our credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the amended credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (ii) maintain a Consolidated Tangible Net Worth (as defined). In addition, the credit facility places certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends. During 2005, the participating banks in our credit facility granted waivers from certain covenants regarding the filing of our financial statements until March 31, 2006. Additionally, we agreed to secure borrowings under the facility with a security interest in certain oil and gas properties. As of the date of this filing we had not completed the transfer of the security interests to the banks participating in the facility. If we are unable to complete this transaction by March 31, 2006, it is possible that the balance of facility could become due at that time; however, we believe we could replace the facility if this were to occur.
          On December 15, 2004, we issued $200 million 6 3/4% Senior Subordinated Notes due 2014. The notes were sold at par value and we received net proceeds of $195.5 million and are subordinated to our senior unsecured credit facility and rank pari passu with our 8 1/4% Senior Subordinated Notes. There is no sinking fund requirement and the notes are redeemable at our option, in whole but not in part, at any time before December 15, 2009 at a Make-Whole Amount. Beginning December 15, 2009, the notes are redeemable at our option, in whole or in part, at 103.375% of their principal amount and thereafter at prices declining annually to 100% on and after December 15, 2012. In addition, before December 15, 2007, we may redeem up to 35% of the aggregate principal amount of the notes issued with net proceeds from an equity offering at 106.75%. The notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. We received notice of non-compliance from holders of over 25 percent of the outstanding principal amount of our $200 million 6 3/4% Senior Subordinated Notes due 2014 relating to the non-issuance of financial statements. The receipt of notice of non-compliance started a 60 day period beginning February 15, 2006 in which to cure the default relating to the non-issuance of financial statements. As a consequence of these notices, we became unable to borrow additional funds under our bank credit facility until the default was cured. We believe the filing of this Form 10-Q and our Form 10-K for the year ended December 31, 2005 has cured the default.
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
          Our hedging policy provides that not more than one-half of our estimated production quantities can be hedged without the consent of the Board of Directors. See Item 1. Financial Statements – Note 4 – Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.

Interest Rate Risk
          Stone had long-term debt outstanding of $513 million at September 30, 2005, of which $400 million, or approximately 78%, bears interest at a fixed rate. The fixed rate debt as of September 30, 2005 consisted of $200 million of 8 1/4% Senior Subordinated Notes due 2011 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. The remaining $113 million of debt outstanding at September 30, 2005 bears interest at a floating rate. At September 30, 2005, the weighted average interest rate under our floating-rate debt was approximately 4.9%. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.
          Since the filing of our 2004 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to interest rates and commodity prices.
Item 4. Controls and Procedures
Deficiencies Relating to Reserve Reporting
          We recently completed an internal review of our estimates of proved oil and natural gas reserves. As a result of this review, we reduced our estimate of total proved oil and natural gas reserves at December 31, 2004 by approximately 237 Bcfe. Management concluded that the impact of the reserve adjustment on previously issued financial statements was material and required a restatement. The audit committee of our board of directors engaged the law firm of Davis Polk & Wardwell (“Davis Polk”) to assist in its investigation of reserve revisions. Davis Polk presented its final report to the audit committee and board of directors on November 28, 2005. The final report found that a number of factors at Stone contributed to the write-down of reserves, including the following:
•	Stone lacked adequate internal guidance or training on the SEC definition of proved reserves;

•	There is evidence that some members of Stone management failed to fully grasp the conservatism of the SEC’s “reasonable certainty” standard of booking reserves; and

•	There is also evidence that there was an optimistic and aggressive “tone from the top” with respect to estimating proved reserves.
     As part of its final report, Davis Polk proposed a number of recommendations, including the following:
•	adopt and distribute written guidelines to its staff on the SEC reserve reporting requirements;

•	provide annual training for employees on the SEC requirements;

•	continue to emphasize the difference between SEC’s standard of measuring proved reserves and the criteria that Stone might use in making business decisions; and

•	institute and cultivate a culture of compliance to ensure that the foregoing contributing factors do not recur.
          The audit committee and board of directors have accepted the Davis Polk final report, and the board of directors implemented and resolved to continue to implement all of the recommendations.
          Consequently, we have revised our historical proved reserves for the period from December 31, 2001 to June 30, 2005. This revision of reserves also resulted in a restatement of financial information for the years 2001 through 2004 and for the first six months of 2005. This restatement, as well as specific information regarding its impact, is discussed in Note 1 to the consolidated financial statements included in “Item 1. Financial Statements.” Restatement of previously issued financial statements to reflect the correction of a misstatement is an indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” We have identified deficiencies in our internal controls that did not prevent the overstatement of our proved oil and natural gas reserves. These deficiencies, which we believe constituted a material weakness in our internal control over financial reporting, included an overly aggressive and optimistic tone by some members of management which created a weak control environment surrounding the booking of proved oil and natural gas reserves, and inadequate training and understanding of the SEC rules for booking oil and natural gas reserves. In light of the determination that previously issued financial statements should be restated, our management concluded that a material weakness in internal control over financial reporting existed as of December 31, 2004 and disclosed this matter to the Audit Committee and our independent registered public accounting firm.

     Remedial Actions
          Our management, at the direction of our board of directors, is actively working to improve the control environment and to implement controls and procedures that will ensure the integrity of our proved reserve booking process.
          We have implemented the following actions to mitigate weaknesses identified:
•	Those members of management that the Davis Polk report specifically suggested contributed to the aggressive and optimistic tone of management in booking estimated proved reserves are no longer employed by or affiliated with Stone as employees, officers or directors.

•	A new Vice President, Reserves, has been appointed to oversee the booking of estimated proved reserves and the training of all personnel involved in the reserve estimation process.

•	Formal training programs have been implemented and all personnel involved in the reserve estimation process have, since the announcement of the reserve revision, received formal training in SEC requirements for reporting estimated proved reserves.

•	A nationally recognized engineering firm with greater capabilities for geological reviews was contracted to audit our Gulf Coast Basin reserves. The Gulf Coast Basin is the area where the downward revisions occurred. Such audit was conducted as of December 31, 2005 and was completed early in 2006.

•	We have adopted and distributed a written policy and guidelines for booking estimated proved reserves to all personnel involved in the reserve estimation process.
          We intend to implement the following actions in 2006:
•	continue our formal training programs;

•	have 100% of our proved reserves fully engineered by outside engineering firms no later than December 31, 2006; and

•	during 2006 and thereafter, consult with our outside engineering firms on an interim basis on the original booking of significant acquisitions, extensions, discoveries and other additions.
Evaluation of Disclosure Control and Procedures
          Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, the Chief Executive Officer and the Chief Financial Officer considered the issues discussed above, together with the remedial steps we have taken. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of September 30, 2005 and December 31, 2004, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
Changes in Internal Control Over Financial Reporting
          Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
          On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise years 1999, 2000 and 2001. Further, on December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims.
          Stone has received notice that the staff of the SEC is conducting an informal inquiry into the revision of Stone’s proved reserves and the financial statement restatement. In addition, Stone has received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement. Stone intends to cooperate fully with both inquiries.
          On or around November 30, 2005, George Porch filed a putative class action in the United States District Court for the Western District of Louisiana against Stone, David H. Welch, Kenneth H. Beer, D. Peter Canty and James H. Prince purporting to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Three similar complaints were filed soon thereafter. All complaints assert a putative class period commencing on June 17, 2005 and ending on October 6, 2005. All complaints contend that, during the putative class period, defendants, among other things, misstated or failed to disclose (i) that Stone had materially overstated Stone’s financial results by overvaluing its oil reserves through improper and aggressive reserve methodologies; (ii) that the Company lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) that as a result of the foregoing, the values of the Company’s proved reserves, assets and future net cash flows were materially overstated at all relevant times. A motion to consolidate these actions and to appoint a lead plaintiff will be heard on March 22, 2006. In addition, on or about December 16, 2005, Robert Farer filed a complaint in the United States District Court for the Western District of Louisiana alleging claims derivatively on behalf of Stone, and three similar complaints were filed soon thereafter in federal and state court. Stone is named as a nominal defendant, and certain current and former officers and directors are named as defendants in these actions, which allege breaches of the fiduciary duties owed to Stone, gross mismanagement, abuse of control, waste of corporate assets, unjust enrichment, and violations of the Sarbanes-Oxley Act of 2002. Stone intends to vigorously defend these lawsuits.
          Stone’s Certificate of Incorporation and/or its Restated Bylaws provide, to the extent permissible under the law of Delaware (Stone’s state of incorporation), for indemnification of and advancement of defense costs to Stone’s current and former directors and officers for potential liabilities related to their service to Stone. Stone has purchased directors and officers insurance policies that, under certain circumstances, may provide coverage to Stone and/or its officers and directors for certain losses resulting from securities-related civil liabilities and/or the satisfaction of indemnification and advancement obligations owed to directors and officers. These insurance policies may not cover all costs and liabilities incurred by Stone and its current and former officers and directors in these regulatory and civil proceedings.
Item 6. Exhibits

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

STONE ENERGY CORPORATION
Date: March 10, 2006	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

*31.1	–	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	–	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	–	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith
†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.