Form 10-Q
period 2006-03-31
STONE ENERGY CORP
filed 2006-05-05
CIK 904080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☐      No ☑
     As of May 2, 2006, there were 27,266,201 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
Assets

Current assets:
Cash and cash equivalents	$22,088	$79,708
Accounts receivable	232,082	211,685
Fair value of hedging contracts	22,788	7,471
Other current assets	2,301	2,795

Total current assets	279,259	301,659

Oil and gas properties – full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $1,944,812 and $1,880,180 respectively	1,665,045	1,564,312
Unevaluated	226,406	246,647
Building and land, net	5,851	5,521
Fixed assets, net	9,812	9,331
Other assets, net	13,000	12,847

Total assets	$2,199,373	$2,140,317

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable to vendors	$166,344	$160,682
Undistributed oil and gas proceeds	48,052	59,187
Asset retirement obligations	57,745	53,894
Deferred taxes	7,659	2,646
Fair value of hedging contracts	1,249	—
Other current liabilities	13,527	8,744

Total current liabilities	294,576	285,153

Long-term debt	563,000	563,000
Deferred taxes	244,491	231,961
Asset retirement obligations	112,234	113,043
Fair value of hedging contracts	1,255	—
Other long-term liabilities	3,259	3,037

Total liabilities	1,218,815	1,196,194

Commitments and contingencies

Common stock	272	272
Treasury stock	(1,161)	(1,348)
Additional paid-in capital	489,144	500,228
Unearned compensation	—	(15,068)
Retained earnings	479,159	455,183
Accumulated other comprehensive income	13,144	4,856

Total stockholders’ equity	980,558	944,123

Total liabilities and stockholders’ equity	$2,199,373	$2,140,317

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating revenue:
Oil production	$61,512	$64,631
Gas production	96,922	91,522

Total operating revenue	158,434	156,153

Operating expenses:
Lease operating expenses	34,876	27,924
Production taxes	4,217	2,427
Depreciation, depletion and amortization	65,571	62,021
Accretion expense	3,043	1,790
Salaries, general and administrative expenses	8,477	4,826
Incentive compensation expense	232	646

Total operating expenses	116,416	99,634

Income from operations	42,018	56,519

Other (income) expenses:
Interest	5,915	5,831
Other income	(922)	(589)

Total other expenses, net	4,993	5,242

Income before taxes	37,025	51,277

Provision for income taxes:
Current	—	—
Deferred	13,017	17,853

Total income taxes	13,017	17,853

Net income	$24,008	$33,424

Basic earnings per share	$0.88	$1.25
Diluted earnings per share	$0.88	$1.24

Average shares outstanding	27,169	26,730
Average shares outstanding assuming dilution	27,352	27,039
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$24,008	$33,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	65,571	62,021
Accretion expense	3,043	1,790
Provision for deferred income taxes	13,017	17,853
Stock compensation expense	1,379	—
Other non-cash items	200	541
Increase in accounts receivable	(20,397)	(14,006)
Decrease in other current assets	482	1,242
Increase in accounts payable	351	—
Increase (decrease) in other current liabilities	(6,351)	7,991
Other	3	123

Net cash provided by operating activities	81,306	110,979

Cash flows from investing activities:
Investment in oil and gas properties	(138,964)	(179,852)
Investment in fixed and other assets	(1,593)	(694)

Net cash used in investing activities	(140,557)	(180,546)

Cash flows from financing activities:
Proceeds from bank borrowings	—	76,000
Deferred financing costs	—	(137)
Proceeds from the exercise of stock options	1,631	5,014

Net cash provided by financing activities	1,631	80,877

Net increase (decrease) in cash and cash equivalents	(57,620)	11,310

Cash and cash equivalents, beginning of period	79,708	24,257

Cash and cash equivalents, end of period	$22,088	$35,567

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Interim Financial Statements
          The condensed consolidated financial statements of Stone Energy Corporation and subsidiary as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the explanatory note regarding restatement and management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of future financial results.
Note 2 – Earnings Per Share
          Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were approximately 183,000 and 309,000 dilutive shares for the three months ended March 31, 2006 and 2005, respectively.
          Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 712,000 and 650,000 shares in the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006 and 2005, approximately 54,000 and 187,000 shares, respectively, were issued upon the exercise of stock options by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan.
Note 3 – Hedging Activities
          We enter into hedging transactions to secure a commodity price for a portion of future production that is acceptable at the time of the transaction. The primary objective of these activities is to reduce our exposure to the risk of declining oil and natural gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes. We currently utilize zero-premium collars for hedging purposes.
          The following table illustrates our hedging positions as of March 31, 2006:

	Zero-Premium Collars
	Natural Gas			Oil
	Daily			Daily
	Volume	Floor	Ceiling	Volume	Floor	Ceiling
	(MMBtus/d)	Price	Price	(Bbls/d)	Price	Price
2006	10,000	$8.00	$14.28	3,000	$55.00	$76.40
2006	20,000	9.00	16.55	2,000	60.00	78.20
2006	20,000	10.00	16.40	—	—	—
2007	—	—	—	3,000	60.00	78.35
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
          During the three months ended March 31, 2006, we realized a net increase in gas revenue related to our effective zero-premium collars of $4.2 million. We realized a net decrease of $2.9 million in gas revenue related to swaps and a decrease of $0.4 million in oil revenue related to our zero-premium collars for the three months ended March 31, 2005.

Note 4 – Long-Term Debt
          Long-term debt consisted of the following:

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In millions)
8 1/4% Senior Subordinated Notes due 2011	$200	$200
6 3/4% Senior Subordinated Notes due 2014	200	200
Bank debt	163	163

Total long-term debt	$563	$563

          On March 28, 2006 the bank credit facility was amended whereby we granted a valid, perfected, first-priority lien in favor of the participating banks on the majority of our oil and gas properties. Borrowings outstanding at March 31, 2006 under our bank credit facility totaled $163.0 million, and letters of credit totaling $22.9 million have been issued under the facility. At March 31, 2006, we had $114.1 million of borrowings available under the credit facility and the weighted average interest rate was approximately 6.0%. On April 3, 2006 we borrowed an additional $35.0 million under the facility leaving $79.1 million of borrowings available under the facility. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.
Note 5 – Comprehensive Income
          The following table illustrates the components of comprehensive income for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In millions)
Net income	$24.0	$33.4
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	8.3	(11.1)

Comprehensive income	$32.3	$22.3

Note 6 – Asset Retirement Obligations
           During the first quarter of 2006 and 2005, we recognized non-cash expenses of $3.0 million and $1.8 million, respectively, related to the accretion of our asset retirement obligations. As of March 31, 2006, accretion expense represents the only change in our asset retirement obligations since December 31, 2005.
Note 7 – Stock-Based Compensation
          On December 16, 2004, the FASB issue SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) has become effective for us on January 1, 2006.
          We have elected to adopt the requirements of SFAS No 123(R) using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. For the three months ended March 31, 2006 we incurred $2.5 million of stock-based compensation of which $1.4 million related to restricted stock issuances, $1.0 million related to stock option grants and $0.1 million related to employee bonus stock awards and of which a total of approximately $1.1 million was capitalized into Oil and Gas Properties. The net effect of the implementation of SFAS No. 123(R) on net income for the three months ended March 31, 2006 was immaterial.

          For the three months ended March 31, 2005, if stock-based compensation expense had been determined consistent with the expense recognition provisions under SFAS No. 123, our net income, basic earnings per share and diluted earnings per share would have approximated the pro forma amounts below (in thousands of dollars, except per share amounts):

Net income	$33,424
Add: Stock-based compensation expense included in net income, net of tax	113
Less: Stock-based compensation expense using fair value method, net of tax	(577)

Pro forma net income	$32,960

Basic earnings per share	$1.25
Pro forma basic earnings per share	$1.23

Diluted earnings per share	$1.24
Pro forma diluted earnings per share	$1.22
          Under our 2004 Amended and Restated Stock Incentive Plan (the “Plan”), we may grant both incentive stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options to all employees and directors. All such options must have an exercise price of not less than the fair market value of the common stock on the date of grant and may not be re-priced without stockholder approval. Stock options to all employees vest ratably over a five-year service-vesting period and expire ten years subsequent to award. Stock options issued to non-employee directors vest ratably over a three-year service-vesting period and expire ten years subsequent to award. In addition, the Plan provides that shares available under the Plan may be granted as restricted stock. Restricted stock typically vests over a three-year period. During the periods ended March 31, 2006 and 2005, we granted 15,000 stock options valued at $313,500 and 10,500 stock options valued at $192,695, respectively. Fair value for the three months ended March 31, 2006 and 2005 was determined using the Black-Scholes option pricing model with the following assumptions:

	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	36.59%	37.15%
Risk-free rate	4.58%	3.92%
Expected option life	6.0 years	6.0 years
Forfeiture rate	10.00%	0.00%
          Expected volatility and expected option life are based on a historical average. The risk-free rate is based on quoted rates on zero-coupon Treasury Securities for terms consistent with the expected option life.
          During the period ended March 31, 2006 we issued 26,850 shares of restricted stock valued at $1,275,000. The fair value of restricted shares is determined based on the average of the high and low prices on the issuance date and assumes a 5% forfeiture rate.
          A summary of activity under the Plan during the three months ended March 31, 2006 is as follows:

	Number			Aggregate
	of	Wgtd. Avg.	Wgtd. Avg.	Intrinsic
	Options	Exer. Price	Term	Value
Options outstanding, beginning of period	1,902,062	$41.99
Granted	15,000	47.75
Exercised	(50,200)	32.49
Forfeited	(15,050)	38.31
Expired	—	—

Options outstanding, end of period	1,851,812	42.38	5.3 years	$4,075,349

Options exercisable, end of period	1,146,192	43.43	4.1 years	1,320,359

Options unvested, end of period	705,620	40.69	7.2 years	2,754,990

	Number of	Wgtd. Avg.
	Restricted	Fair Value
	Shares	Per Share
Restricted stock outstanding, beginning of period	344,038	$51.52
Issuances	26,850	47.48
Forfeitures	(7,800)	52.96

Restricted stock outstanding, end of period	363,088	51.19

          The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 was $20.90. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.6 million. The weighted average issuance date fair value of restricted shares issued during the three months ended March 31, 2006 was $47.48.
          As of March 31, 2006, there was $23.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. That cost is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 2.6 years.
Note 8 – Subsequent Event
          On April 23, 2006, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Plains Exploration and Production Company (“PXP”) and Plains Acquisition Corporation, a wholly-owned subsidiary of PXP (“Plains Acquisition”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Plains Acquisition will merge with and into Stone in a stock-for-stock transaction in which Stone will become a wholly-owned subsidiary of PXP and each outstanding share of common stock of Stone will be converted into the right to receive 1.25 shares of PXP common stock. In connection with the closing of the transaction, PXP will issue approximately 34.5 million shares to Stone stockholders and assume the debt of Stone. The closing of the transaction is anticipated to be completed in the third quarter of 2006.
          The Merger Agreement has been approved by the boards of directors of both Stone and PXP. The Merger is subject to Stone’s stockholders approving the Merger and to PXP’s stockholders approving the issuance of shares of PXP stock to be used as merger consideration, and other customary closing conditions.
          Stone and PXP have each agreed to certain covenants in the Merger Agreement. Among other covenants, Stone has agreed, subject to certain exceptions to permit Stone’s board of directors to comply with its fiduciary duties, not to solicit, negotiate, provide information in furtherance of, approve, recommend or enter into a Target Acquisition Proposal (as defined in the Merger Agreement).
Note 9 – Commitments and Contingencies
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
          On or around November 30, 2005, George Porch filed a putative class action in the United States District Court for the Western District of Louisiana against Stone, David H. Welch, Kenneth H. Beer, D. Peter Canty and James H. Prince purporting to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Three similar complaints were filed soon thereafter. All complaints assert a putative class period commencing on June 17, 2005 and ending on October 6, 2005. All complaints contend that, during the putative class period, defendants, among other things, misstated or failed to disclose (i) that Stone had materially overstated Stone’s financial results by overvaluing its oil reserves through improper and aggressive reserve methodologies; (ii) that the Company lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) that as a result of the foregoing, the values of the Company’s proved reserves, assets and future net cash flows were materially overstated at all relevant times. On March 17, 2006, these purported class actions were consolidated under the caption In re: Stone Energy Corporation Securities Litigation (Docket No. 05-cv-02088), with El Paso Firemen & Policemen’s Pension Fund designated as lead plaintiff. In addition, on or about December 16, 2005, Robert Farer filed a complaint in the United States District Court for the Western District of Louisiana alleging claims derivatively on behalf of Stone, and three similar complaints were filed soon thereafter in federal and state court; the complaint filed in the state court action in Lafayette Parish, 15th Judicial Court, No. 2005-0505, was recently amended to include a prayer to enjoin the directors from proceeding with a merger agreement with Plains to the extent it includes protections or payoffs to defendants and also to enjoin the merger unless and until a procedure or process, such as an auction, is adopted and implemented to obtain the highest possible price for the Company. Stone is named as a nominal defendant, and certain current and former officers and directors are named as defendants in these actions, which allege breaches of the fiduciary duties owed to Stone, gross mismanagement, abuse of control, waste of corporate assets, unjust enrichment, and violations of the Sarbanes-Oxley Act of 2002. Stone intends to vigorously defend these lawsuits.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of March 31, 2006, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stone Energy Corporation as of December 31, 2005, and the related consolidated statements of income, cash flows, changes in stockholders’ equity and comprehensive income for the year then ended (not presented herein) and in our report dated March 7, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
New Orleans, Louisiana
May 2, 2006

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
Overview
          Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties located in the conventional shelf of the Gulf of Mexico (the “GOM”), the deep shelf of the GOM, deep water of the GOM and several basins in the Rocky Mountain Region. Our business strategy is to increase reserves, production and cash flow through the acquisition, exploitation and development of mature properties in the Gulf Coast Basin and exploring opportunities in the deep water environment of the Gulf of Mexico, Rocky Mountain Region and other potential areas. Throughout this document, reference to our “Gulf Coast Basin” properties includes our onshore, shelf and deep shelf properties. Reference to our “Rocky Mountain Region” includes our properties in several Rocky Mountain Basins and the Williston Basin. All period to period comparisons are based on restated amounts (see Explanatory Note and Note 1 – Restatement of Historical Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005).
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
Liquidity and Capital Resources
          Cash Flow. Net cash flow provided by operating activities for the three months ended March 31, 2006 was $81.3 million compared to $111.0 million reported in the comparable period in 2005. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2006 capital expenditures with cash flow provided by operating activities.
     Net cash flow used in investing activities totaled $140.6 million and $180.5 million during the first quarter of 2006 and 2005, respectively, which primarily represents our investment in oil and gas properties.

          Net cash flow provided by financing activities totaled $1.6 million for the quarter ended March 31, 2006, which represents proceeds from the exercise of stock options. For the quarter ended March 31, 2005, net cash flow provided by financing activities totaled $80.9 million which primarily represents borrowings under our bank credit facility and proceeds from the exercise of stock options. In total, cash and cash equivalents decreased from $79.7 million as of December 31, 2005 to $22.1 million as of March 31, 2006.
          We had a working capital deficit at March 31, 2006 in the amount of $15.3 million. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. “Liquidity” is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities. See “Bank Credit Facility”.
          Capital Expenditures. First quarter 2006 additions to oil and gas property costs of $145.1 million included $10.2 million of acquisition costs, $5.2 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $4.3 million of capitalized interest. These investments were financed by cash flow from operating activities and working capital.
          Our 2006 capital expenditures budget, excluding acquisitions, asset retirement costs and capitalized interest and general and administrative expenses, is approximately $360 million. While the 2006 capital expenditures budget does not include any projected acquisitions, we continue to seek growth opportunities that fit our specific acquisition profile.
          Based upon our outlook of commodity prices and our estimated production, we expect to fund our 2006 capital program with cash flow provided by operating activities. To the extent that 2006 cash flow from operating activities exceeds our estimated 2006 capital expenditures, we may pay down a portion of our existing debt. If cash flow from operating activities during 2006 is not sufficient to fund estimated 2006 capital expenditures, we believe that our bank credit facility will provide us with adequate liquidity. See “Bank Credit Facility”.
          Bank Credit Facility. Borrowings outstanding at March 31, 2006 under our bank credit facility totaled $163.0 million, and letters of credit totaling $22.9 million have been issued under the facility. At March 31, 2006, we had $114.1 million of borrowings available under the credit facility and the weighted average interest rate was approximately 6.0%. On April 3, 2006 we borrowed an additional $35.0 million under the facility leaving $79.1 million of borrowings available.
Results of Operations
          The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	March 31,
	2006	2005	Variance	% Change
Production:
Oil (MBbls)	1,037	1,357	(320)	(24%)
Gas (MMcf)	11,269	15,249	(3,980)	(26%)
Oil and gas (MMcfe)	17,492	23,391	(5,899)	(25%)
Revenue data (in thousands) (a):
Oil revenue	$61,512	$64,631	($3,119)	(5%)
Gas revenue	96,922	91,522	5,400	6%

Total oil and gas revenue	$158,434	$156,153	$2,281	2%
Average prices (a):
Oil (per Bbl)	$59.32	$47.63	$11.69	25%
Gas (per Mcf)	8.60	6.00	2.60	43%
Oil and gas (per Mcfe)	9.06	6.68	2.38	36%
Expenses (per Mcfe):
Lease operating expenses	$1.99	$1.19	$0.80	67%
Salaries, general and administrative expenses (b)	0.48	0.21	0.27	129%
DD&A expense on oil and gas properties	3.69	2.62	1.07	41%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
          During the first quarter of 2006, net income totaled $24.0 million, or $0.88 per share, compared to $33.4 million, or $1.24 per share for the first quarter of 2005. All per share amounts are on a diluted basis. The variance in quarterly results was due to the following components:

          Prices. Prices realized during the first quarter of 2006 averaged $59.32 per Bbl of oil and $8.60 per Mcf of natural gas, or 36% higher, on an Mcfe basis, than first quarter 2005 average realized prices of $47.63 per Bbl of oil and $6.00 per Mcf of natural gas. All unit pricing amounts include the cash settlement of effective hedging contracts. Our effective hedging transactions increased the average price we received for natural gas by $0.38 per Mcf for the first quarter of 2006. Hedging transactions did not impact realized oil prices during the first quarter of 2006. During the first quarter of 2005, effective hedging transactions decreased the average realized price of natural gas by $0.19 per Mcf and oil by $0.33 per barrel.
          Production. During the first quarter of 2006, total production volumes decreased 25% to 17.5 Bcfe compared to 23.4 Bcfe produced during the first quarter of 2005. Oil production during the first quarter of 2006 totaled approximately 1,037,000 barrels compared to 1,357,000 barrels produced during the first quarter of 2005, while natural gas production totaled 11.3 Bcf during the first quarter of 2006 compared to 15.2 Bcf produced during the first quarter of 2005. Stone’s first quarter 2006 production rates were negatively impacted by natural declines from producing wells and extended Gulf Coast production shut-ins due to Hurricane Katrina and Hurricane Rita, amounting to volumes of approximately 6.6 Bcfe, or 73 MMcfe per day. This compares to an approximate 1.7 Bcfe deferral, or 19 MMcfe per day, from Hurricane Ivan in the comparable quarter of 2005. Approximately 83% of our first quarter 2006 production volumes were generated from our Gulf Coast Basin properties while the remaining 17% came from our Rocky Mountain Region properties.
          Oil and Gas Revenue. First quarter 2006 oil and gas revenue totaled $158.4 million, compared to first quarter 2005 oil and gas revenue of $156.2 million. The increase in oil and gas revenue is attributable to a 36% increase in realized oil and gas prices significantly offset by a 25% decrease in production volumes on a gas equivalent basis for the first quarter of 2006 compared to the comparable period in 2005.
          Expenses. Lease operating expenses during the first quarter of 2006 totaled $34.9 million compared to $27.9 million for the first quarter of 2005. On a unit of production basis, first quarter 2006 lease operating expenses were $1.99 per Mcfe as compared to $1.19 per Mcfe for the first quarter of 2005. During the first quarter of 2006, lease operating expenses included $7.7 million of repairs in excess of estimated insurance recoveries related to Hurricanes Katrina and Rita. First quarter 2006 lease operating expenses also increased as a result of increases in overall industry service costs over the first quarter of 2005.
          Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the first quarter of 2006 totaled $64.6 million, or $3.69 per Mcfe compared to $61.3 million, or $2.62 per Mcfe for the first quarter of 2005. The increase in 2006 DD&A per Mcfe is attributable to the unit cost of current period net reserve additions (including related future development costs) exceeding the per unit amortizable base as of the beginning of the year.
          Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the first quarter of 2006 were $8.5 million compared to $4.8 million in the first quarter of 2005. The increase in SG&A is due to additional compensation expense associated with restricted stock issuances, increased employment and base salary levels and higher legal and consulting fees.
          During the three months ended March 31, 2006 and 2005, we incurred $3.0 and $1.8 million, respectively, of accretion expense related to asset retirement obligations. The increase in first quarter 2006 accretion expense is due to higher estimated asset retirement costs combined with a shortened time frame to plug and abandon our facilities.
          Production taxes during the first quarter of 2006 totaled $4.2 million compared to $2.4 million in the first quarter of 2005. The increase is due to a prior year ad valorem tax adjustment on certain of our Rocky Mountain properties expensed in the first quarter of 2006.
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
          In March 2005, the SEC issued SAB No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. SFAS No. 123(R) became effective for us on January 1, 2006.
          Stone has elected to adopt the requirements of SFAS No. 123(R) using the “modified prospective” method. We have historically used the Black-Scholes option-pricing model for estimating stock compensation expense for disclosure purposes and are continuing to use such method after adoption of SFAS No. 123(R). The effect of the adoption of SFAS No. 123(R) for the three months ended March 31, 2006 was immaterial.
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
          Our hedging policy provides that not more than one-half of our estimated production quantities can be hedged without the consent of the Board of Directors. We believe our current hedging positions have hedged approximately 35% — 45% of our estimated 2006 production. See Item 1. Financial Statements – Note 3 – Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
Interest Rate Risk
          Stone had long-term debt outstanding of $563 million at March 31 2006, of which $400 million, or approximately 71%, bears interest at a fixed rate. The fixed rate debt as of March 31, 2006 consisted of $200 million of 8 1/4% Senior Subordinated Notes due 2011 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. The remaining $163 million of debt outstanding at March 31, 2006 bears interest at a floating rate. At March 31, 2006, the weighted average interest rate under our floating-rate debt was approximately 6.0%. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.
          Since the filing of our 2005 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to interest rates and commodity prices.

Item 4.	Controls and Procedures
Deficiencies Relating to Reserve Reporting
          In October 2005 we completed an internal review of our estimates of proved oil and natural gas reserves. As a result of this review, we reduced our estimate of total proved oil and natural gas reserves at December 31, 2004 by approximately 237 Bcfe. Management concluded that the impact of the reserve adjustment on previously issued financial statements was material and required a restatement. The audit committee of our board of directors engaged the law firm of Davis Polk & Wardwell (“Davis Polk”) to assist in its investigation of reserve revisions. Davis Polk presented its final report to the audit committee and board of directors on

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
          Consequently, we revised our historical proved reserves for the period from December 31, 2001 to June 30, 2005. This revision of reserves also resulted in a restatement of financial information for the years 2001 through 2004 and for the first six months of 2005. This restatement, as well as specific information regarding its impact, is discussed in Note 1 to the consolidated financial statements included in our annual report on Form 10-K. Restatement of previously issued financial statements to reflect the correction of a misstatement is an indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” We have identified deficiencies in our internal controls that did not prevent the overstatement of our proved oil and natural gas reserves. These deficiencies, which we believe constituted a material weakness in our internal control over financial reporting, included an overly aggressive and optimistic tone by some members of management which created a weak control environment surrounding the booking of proved oil and natural gas reserves, and inadequate training and understanding of the SEC rules for booking oil and natural gas reserves. In light of the determination that previously issued financial statements should be restated, our management concluded that a material weakness in internal control over financial reporting existed as of December 31, 2005 and disclosed this matter to the Audit Committee and our independent registered public accounting firm.
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
          We intend to move forward with the following remedial actions in 2006:
•	continue our formal training programs;

•	have 100% of our proved reserves fully engineered by outside engineering firms no later than December 31, 2006; and

•	during 2006 and thereafter, consult with our outside engineering firms on an interim basis on the original booking of significant acquisitions, extensions, discoveries and other additions.

Evaluation of Disclosure Control and Procedures
          Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, the Chief Executive Officer and the Chief Financial Officer considered the issues discussed above, together with the remedial steps we have taken. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of March 31, 2006, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
Changes in Internal Control Over Financial Reporting
          Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          On or around November 30, 2005, George Porch filed a putative class action in the United States District Court for the Western District of Louisiana against Stone, David H. Welch, Kenneth H. Beer, D. Peter Canty and James H. Prince purporting to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Three similar complaints were filed soon thereafter. All complaints assert a putative class period commencing on June 17, 2005 and ending on October 6, 2005. All complaints contend that, during the putative class period, defendants, among other things, misstated or failed to disclose (i) that Stone had materially overstated Stone’s financial results by overvaluing its oil reserves through improper and aggressive reserve methodologies; (ii) that the Company lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) that as a result of the foregoing, the values of the Company’s proved reserves, assets and future net cash flows were materially overstated at all relevant times. On March 17, 2006, these purported class actions were consolidated under the caption In re: Stone Energy Corporation Securities Litigation (Docket No. 05-cv-02088), with El Paso Firemen & Policemen’s Pension Fund designated as lead plaintiff. In addition, on or about December 16, 2005, Robert Farer filed a complaint in the United States District Court for the Western District of Louisiana alleging claims derivatively on behalf of Stone, and three similar complaints were filed soon thereafter in federal and state court; the complaint filed in the state court action in Lafayette Parish, 15th Judicial Court, No. 2005-0505, was recently amended to include a prayer to enjoin the directors from proceeding with a merger agreement with Plains to the extent it includes protections or payoffs to defendants and also to enjoin the merger unless and until a procedure or process, such as an auction, is adopted and implemented to obtain the highest possible price for the Company. Stone is named as a nominal defendant, and certain current and former officers and directors are named as defendants in these actions, which allege breaches of the fiduciary duties owed to Stone, gross mismanagement, abuse of control, waste of corporate assets, unjust enrichment, and violations of the Sarbanes-Oxley Act of 2002. Stone intends to vigorously defend these lawsuits.
          Stone’s Certificate of Incorporation and/or its Restated Bylaws provide, to the extent permissible under the law of Delaware (Stone’s state of incorporation), for indemnification of and advancement of defense costs to Stone’s current and former directors and officers for potential liabilities related to their service to Stone. Stone has purchased directors and officers insurance policies that, under certain circumstances, may provide coverage to Stone and/or its officers and directors for certain losses resulting from securities-

related civil liabilities and/or the satisfaction of indemnification and advancement obligations owed to directors and officers. These insurance policies may not cover all costs and liabilities incurred by Stone and its current and former officers and directors in these regulatory and civil proceedings.

Item 6.	Exhibits

*10.1	–	Amendment No. 2 to the Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated March 28, 2006.

*15.1	–	Letter from Ernst & Young LLP dated May 2, 2006, regarding unaudited interim financial information.

*31.1	–	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	–	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	–	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION

Date: May 5, 2006	By:	/s/ J. Kent Pierret J. Kent Pierret
Senior Vice President,
Chief Accounting Officer and Treasurer
(On behalf of the Registrant and as
Chief Accounting Officer)

EXHIBIT INDEX

*10.1	–	Amendment No. 2 to the Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated March 28, 2006.

*15.1	–	Letter from Ernst & Young LLP dated May 2, 2006, regarding unaudited interim financial information.

*31.1	–	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	–	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	–	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.