Form 10-Q
period 2006-06-30
STONE ENERGY CORP
filed 2006-08-04
CIK 904080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐           No ☑
     As of August 1, 2006, there were 27,762,679 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$241,382	$79,708
Accounts receivable	250,608	211,685
Fair value of hedging contracts	22,493	7,471
Other current assets	875	2,795

Total current assets	515,358	301,659

Oil and gas properties – full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $2,019,474 and $1,880,180 respectively	1,737,553	1,564,312
Unevaluated	226,450	246,647
Building and land, net	5,880	5,521
Fixed assets, net	9,077	9,331
Other assets, net	15,043	12,847

Total assets	$2,509,361	$2,140,317

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable to vendors	$174,851	$160,682
Undistributed oil and gas proceeds	47,795	59,187
Asset retirement obligations	61,141	53,894
Deferred merger expense reimbursement	25,300	—
Deferred taxes	6,364	2,646
Fair value of hedging contracts	5,083	—
Other accrued liabilities	4,847	8,744

Total current liabilities	325,381	285,153

Long-term debt	827,000	563,000
Deferred taxes	256,660	231,961
Asset retirement obligations	111,881	113,043
Other long-term liabilities	3,724	3,037
Fair value of hedging contracts	2,553	—

Total liabilities	1,527,199	1,196,194

Commitments and contingencies

Common stock	274	272
Treasury stock	(1,161)	(1,348)
Additional paid-in capital	496,398	500,228
Unearned compensation	—	(15,068)
Retained earnings	477,707	455,183
Accumulated other comprehensive income	8,944	4,856

Total stockholders’ equity	982,162	944,123

Total liabilities and stockholders’ equity	$2,509,361	$2,140,317

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenue:
Oil production	$87,523	$79,476	$149,035	$144,107
Gas production	79,588	105,762	176,510	197,284
Derivative income	2,068	—	2,068	—

Total operating revenue	169,179	185,238	327,613	341,391

Operating expenses:
Lease operating expenses	32,546	29,684	67,422	57,608
Production taxes	3,885	3,998	8,102	6,425
Depreciation, depletion and amortization	75,605	72,399	141,176	134,420
Accretion expense	3,042	1,789	6,085	3,579
Salaries, general and administrative expenses	8,588	4,667	17,065	9,493
Incentive compensation expense	373	367	605	1,013

Total operating expenses	124,039	112,904	240,455	212,538

Income from operations	45,140	72,334	87,158	128,853

Other (income) expenses:
Interest	6,892	5,934	12,807	11,765
Other income	(1,738)	(1,242)	(2,660)	(1,831)
Merger expense reimbursement	(18,200)	—	(18,200)	—
Merger expenses	46,483	—	46,483	—

Total other expenses	33,437	4,692	38,430	9,934

Income before taxes	11,703	67,642	48,728	118,919

Provision for income taxes:
Current	—	—	—	—
Deferred	13,155	23,675	26,172	41,528

Total income taxes	13,155	23,675	26,172	41,528

Net income (loss)	($1,452)	$43,967	$22,556	$77,391

Basic earnings (loss) per share	($0.05)	$1.64	$0.83	$2.89
Diluted earnings (loss) per share	($0.05)	$1.62	$0.83	$2.86

Average shares outstanding	27,314	26,887	27,242	26,809
Average shares outstanding assuming dilution	27,314	27,149	27,333	27,094
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$22,556	$77,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	141,176	134,420
Accretion expense	6,085	3,579
Provision for deferred income taxes	26,172	41,528
Non-cash merger expenses, net	25,300	—
Stock compensation expense	2,475	—
Derivative income	(1,054)	—
Other non-cash items	402	928
Increase in accounts receivable	(38,924)	(17,192)
(Increase) decrease in other current assets	1,894	(4,700)
Increase in accounts payable	590	—
Increase (decrease) in other accrued liabilities	(15,289)	14,154
Other	(31)	127

Net cash provided by operating activities	171,352	250,235

Cash flows from investing activities:
Investment in oil and gas properties	(276,094)	(289,192)
Proceeds from sale of oil and gas properties	—	1,600
Investment in fixed and other assets	(1,665)	(3,338)

Net cash used in investing activities	(277,759)	(290,930)

Cash flows from financing activities:
Proceeds from bank borrowings	65,000	76,000
Repayments of bank borrowings	(26,000)	—
Proceeds from issuance of senior floating rate notes	225,000	—
Deferred financing costs	(2,813)	(186)
Proceeds from the exercise of stock options	6,894	6,536

Net cash provided by financing activities	268,081	82,350

Net increase in cash and cash equivalents	161,674	41,655

Cash and cash equivalents, beginning of period	79,708	24,257

Cash and cash equivalents, end of period	$241,382	$65,912

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Interim Financial Statements
          The condensed consolidated financial statements of Stone Energy Corporation and subsidiary as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the explanatory note regarding restatement and management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of future financial results.
Note 2 – Earnings Per Share
          Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were no dilutive shares for the three months ended June 30, 2006 because we had a net loss for the period and approximately 262,000 dilutive shares for the three months ended June 30, 2005. There were approximately 91,000 and 285,000 dilutive shares for the six months ended June 30, 2006 and 2005, respectively.
          Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 576,000 and 613,000 shares in the three months ended June 30, 2006 and 2005, respectively, and 594,000 and 610,000 shares in the six months ended June 30, 2006 and 2005, respectively.
          During the three months ended June 30, 2006 and 2005, approximately 173,000 and 63,000 shares of common stock, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors. For the six months ended June 30, 2006 and 2005, approximately 227,000 and 251,000 shares of common stock, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan.
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
          The following table illustrates our hedging positions as of July 31, 2006:

	Zero-Premium Collars
	Natural Gas			Oil
	Daily
	Volume	Floor	Ceiling	Daily Volume	Floor	Ceiling
	(MMBtus/d)	Price	Price	(Bbls/d)	Price	Price
2006	10,000	$8.00	$14.28	3,000	$55.00	$76.40
2006	20,000	9.00	16.55	2,000	60.00	78.20
2006	20,000	10.00	16.40	—	—	—
2007	—	—	—	3,000	60.00	78.35
2007	—	—	—	3,000	60.00	93.05
2008	—	—	—	3,000	60.00	90.20

          Under Statement of Financial Accounting Standards (“SFAS”) No. 133, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it is recorded as either an asset or liability measured at fair value and subsequent changes in the derivative’s fair value are recognized in equity through other comprehensive income, to the extent the hedge is considered effective. Additionally, monthly settlements of effective hedges are reflected in revenue from oil and natural gas production. Instruments not qualifying for hedge accounting are recorded in the balance sheet at fair value and changes in fair value are recognized in earnings. Monthly settlements of ineffective hedges are recognized in earnings through derivative expense (income) and are not reflected as revenue from oil and natural gas production.
          During the three months ended June 30, 2006, we realized a net increase in natural gas revenue related to our effective zero-premium collars of $9.8 million. We realized a net decrease of $3.6 million in natural gas revenue related to effective swaps and a net decrease of $1.0 million in oil revenue related to our effective zero-premium collars for the three months ended June 30, 2005. During the six months ended June 30, 2006, we realized a net increase in natural gas revenue related to our effective zero-premium collars of $14.0 million. We realized a net decrease of $6.5 million in natural gas revenue related to effective swaps and a net decrease of $1.4 million in oil revenue related to our effective zero-premium collars for the six months ended June 30, 2005.
          During the quarter ended June 30, 2006, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Derivative income for the three and six months ended June 30, 2006 consists of the following:

Three and Six
Months Ended
June 30, 2006
(In thousands)
Cash settlement on the ineffective portion of derivatives	$1,014
Changes in fair market value of ineffective portion of derivatives	1,054

Total derivative income	$2,068

Note 4 – Long-Term Debt
          Long-term debt consisted of the following:

	June 30,	December 31,
	2006	2005
	(In millions)
8 1/4% Senior Subordinated Notes due 2011	$200	$200
6 3/4% Senior Subordinated Notes due 2014	200	200
Senior Floating Rate Notes due 2010	225	—
Bank debt	202	163

Total long-term debt	$827	$563

          On March 28, 2006 the bank credit facility was amended whereby we granted a valid, perfected, first-priority lien in favor of the participating banks on the majority of our oil and gas properties. On June 28, 2006, we closed a private placement of $225 million aggregate principal amount of senior floating rate notes due 2010. Net proceeds from the sale of the notes were $222.2 million. The notes bear interest at a rate per annum, reset quarterly, equal to LIBOR plus the applicable margin, initially 2.75%. The applicable margin will increase by 1% on July 15, 2007. Interest will be payable on January 15th, April 15th, July 15th and October 15th of each year, commencing on October 15th, 2006. The notes have a final maturity date of July 15, 2010. The notes are unsecured senior obligations and are subordinated to all of our secured debt, including indebtedness under our credit facility, and all indebtedness and other obligations of our subsidiaries. The notes rank pari passu in right of payment to all of our existing and future senior indebtedness. The notes will be required to be redeemed, in whole, after the occurrence of any Change of Control (as defined in the Indenture governing the notes), including in connection with our proposed merger with Energy Partners, Ltd., at the principal amount of the notes plus accrued and unpaid interest to the date of redemption. The notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments.
          On June 28, 2006, in conjunction with the issuance of our senior floating rate notes, the borrowing base under our bank credit facility was reduced to $250 million. Borrowings outstanding at June 30, 2006 under the facility totaled $202 million, and letters of credit totaling $22.9 million had been issued under the facility. At June 30, 2006, we had $25.1 million of borrowings available under the credit facility and the weighted average interest rate was approximately 6.7% per annum. In July 2006, the borrowing base under the credit facility was increased to $325 million in connection with the preferential rights acquisition of additional working interests in Mississippi Canyon Blocks 109 and 108 (See Note 8). As of July 31, 2006, outstanding borrowings totaled $192 million and letters of credit totaling $56.9 million had been issued under the facility. At July 31, 2006 we had $76.1 million of borrowing capacity under the facility. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.
Note 5 – Comprehensive Income
          The following table illustrates the components of comprehensive income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
Net income (loss)	($1.5)	$44.0	$22.6	$77.4
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	(4.2)	7.4	4.1	(3.7)

Comprehensive income (loss)	($5.7)	$51.4	$26.7	$73.7

Note 6 – Asset Retirement Obligations
          During the second quarter of 2006 and 2005, we recognized non-cash expenses of $3.0 million and $1.8 million, respectively, related to the accretion of our asset retirement obligations. For the six-month periods ended June 30, 2006 and 2005, we recognized accretion expense of $6.1 million and $3.6 million, respectively. As of June 30, 2006, accretion expense represents the only change in the asset retirement obligations since December 31, 2005.

Note 7 – Stock-Based Compensation
          On December 16, 2004, the FASB issue SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) became effective for us on January 1, 2006.
          We have elected to adopt the requirements of SFAS No. 123(R) using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. For the three months ended June 30, 2006, we incurred $2.2 million of stock-based compensation, of which $1.3 million related to restricted stock issuances and $0.9 million related to stock option grants and of which a total of approximately $1.0 million was capitalized into Oil and Gas Properties. For the six months ended June 30, 2006, we incurred $4.7 million of stock-based compensation, of which $2.7 million related to restricted stock issuances, $1.9 million related to stock option grants and $0.1 million related to employee bonus stock awards and of which a total of approximately $2.1 million was capitalized into Oil and Gas Properties. The net effect of the implementation of SFAS No. 123(R) on net income for the three and six-month periods ended June 30, 2006 was immaterial.
          For the three and six months ended June 30, 2005, if stock-based compensation expense had been determined consistent with the expense recognition provisions under SFAS No. 123, our net income, basic earnings per share and diluted earnings per share would have approximated the pro forma amounts below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share amounts)
Net income	$43,967	$77,391
Add: Stock-based compensation expense included in net income, net of tax	62	175
Less: Stock-based compensation expense using fair value method, net of tax	(489)	(1,066)

Pro forma net income	$43,540	$76,500

Basic earnings per share	$1.64	$2.89
Pro forma basic earnings per share	$1.62	$2.85

Diluted earnings per share	$1.62	$2.86
Pro forma diluted earnings per share	$1.60	$2.82
          Under our 2004 Amended and Restated Stock Incentive Plan (the “Plan”), we may grant both incentive stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options to all employees and directors. All such options must have an exercise price of not less than the fair market value of the common stock on the date of grant and may not be re-priced without stockholder approval. Stock options to all employees vest ratably over a five-year service-vesting period and expire ten years subsequent to award. Stock options issued to non-employee directors vest ratably over a three-year service-vesting period and expire ten years subsequent to award. In addition, the Plan provides that shares available under the Plan may be granted as restricted stock. Restricted stock typically vests over a three-year period. During the six months ended June 30, 2006 and 2005, we granted 15,000 stock options valued at $313,500 and 55,500 stock options valued at $1,111,000, respectively. Fair value for the six months ended June 30, 2006 and 2005 was determined using the Black-Scholes option pricing model with the following assumptions:

	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	36.59%	36.62%
Risk-free rate	4.58%	3.82%
Expected option life	6.0 years	6.0 years
Forfeiture rate	10.00%	0.00%
          Expected volatility and expected option life are based on a historical average. The risk-free rate is based on quoted rates on zero-coupon Treasury Securities for terms consistent with the expected option life.

          During the six months ended June 30, 2006 we issued 52,050 shares of restricted stock valued at $2,376,000. The fair value of restricted shares is determined based on the average of the high and low prices on the issuance date and assumes a 5% forfeiture rate.
          A summary of activity under the Plan during the six months ended June 30, 2006 is as follows:

	Number			Aggregate
	of	Wgtd. Avg.	Wgtd. Avg.	Intrinsic
	Options	Exer. Price	Term	Value
Options outstanding, beginning of period	1,902,062	$41.99
Granted	15,000	47.75
Exercised	(202,169)	34.10
Forfeited	(47,610)	36.96
Expired	(65,224)	55.10

Options outstanding, end of period	1,602,059	42.65	5.4 years	$6,360,256

Options exercisable, end of period	1,005,473	44.03	4.3 years	2,604,376

Options unvested, end of period	596,586	40.33	7.4 years	3,755,880

	Number of	Wgtd. Avg.
	Restricted	Fair Value
	Shares	Per Share
Restricted stock outstanding, beginning of period	344,038	$51.52
Issuances	52,050	45.65
Lapse of restrictions	(25,871)	46.74
Forfeitures	(21,875)	52.99

Restricted stock outstanding, end of period	348,342	50.90

          The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 was $20.90. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $2.6 million. The weighted average issuance date fair value of restricted shares issued during the six months ended June 30, 2006 was $45.65.
          As of June 30, 2006, there was $21.0 million of unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. That cost is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 2.5 years.
Note 8 – Subsequent Event
          On July 14, 2006, we completed a $190.5 million (subject to post-closing adjustments) acquisition of additional working interests in Mississippi Canyon Blocks 109 and 108. The acquisition was financed with a portion of the proceeds from the private placement of $225 million aggregate principal amount of senior floating rate notes due 2010 (see Note 4). With the acquisition, we increased our working interest in Mississippi Canyon Block 109 from 33% to 100% and in Mississippi Canyon Block 108 from 16.5% to 24.8%.
Note 9 – Merger
          On June 22, 2006, we entered into an Agreement and Plan of Merger (“EPL Merger Agreement”) with Energy Partners, Ltd. (“EPL”) and EPL Acquisition Corp. LLC, a wholly-owned subsidiary of EPL. Pursuant to the terms and subject to the conditions set forth in the EPL Merger Agreement, each share of Stone common stock will be converted into the right to receive, at the election of the holder: (i) $51.00 in cash, or (ii) shares of EPL common stock equivalent to the ratio determined by dividing $51.00 by the market price of shares of EPL common stock (based on a 20-day trading average prior to the third trading day preceding the closing), provided that the exchange ratio would not be greater than 2.525 or less than 2.066 shares of EPL common stock per share of Stone common stock. The election of cash or stock will be subject to a limit on total cash consideration of approximately $723 million (which includes approximately $15.5 million attributable to stock options) and a limit on the total number of shares of EPL common stock to be issued of approximately 35 million. The closing of the transaction is anticipated to be completed in the fourth quarter of 2006.

          The EPL Merger Agreement has been approved by the boards of directors of both Stone and EPL. The Merger is subject to the approval of Stone’s and EPL’s stockholders and other customary closing conditions.
          Stone and EPL have each agreed to certain covenants in the EPL Merger Agreement. Among other covenants, Stone has agreed, subject to certain exceptions to permit Stone’s board of directors to comply with its fiduciary duties, not to solicit, negotiate, provide information in furtherance of, approve, recommend or enter into a Target Acquisition Proposal (as defined in the EPL Merger Agreement). The EPL Merger Agreement also contains customary covenants relating to Stone’s and EPL’s conduct of business prior to the closing of the transaction.
          Prior to entering into the EPL Merger Agreement, we terminated our merger agreement with Plains Exploration and Production Company (“Plains”) and Plains Acquisition Corp. (“Plains Acquisition”) on June 22, 2006. As required under the terms of the terminated merger agreement among Stone, Plains and Plains Acquisition, Plains was entitled to a termination fee of $43.5 million, which was advanced by EPL to Plains on June 22, 2006. Pursuant to the EPL Merger Agreement, we are obligated to repay all or a portion of this termination fee under certain circumstances if the EPL merger is not consummated. The $43.5 million termination fee was recorded as merger expenses in the income statement. Of this amount, $25.3 million is potentially reimbursable to EPL in the event the merger agreement is terminated as a result of the merger not being consummated by December 31, 2006 and has been recorded as deferred revenue on the balance sheet as of June 30, 2006. The remaining $18.2 million of the termination fee has been recorded as merger expense reimbursement in the income statement. Upon completion of the proposed merger, the remaining $25.3 million would be recognized in earnings.
          In addition to the $43.5 million termination fee, we have incurred $3.0 million of merger related expenses. The $43.5 million fee and a portion of the $3.0 million of merger related expenses are expected to be nondeductible for income tax purposes and the $18.2 million reimbursement of the termination fee is expected to be nontaxable. These permanent differences have resulted in an effective tax rate for the three and six-month periods ended June 30, 2006 of 112% and 54%, respectively. A reconciliation between the statutory federal income tax rate and our effective income tax rate as a percentage of income before income taxes follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Income tax expense computed at the statutory federal income tax rate	35.0%	35.0%
State taxes and other	0.2	0.2
Effect of nondeductible merger expenses and nontaxable reimbursement	77.2	18.5

Effective income tax rate	112.4%	53.7%

Note 10 – International Operations
          In the first quarter of 2006, we entered into an agreement to participate in the drilling of two exploratory wells on two offshore concessions in Bohai Bay, China. After drilling these two wells, we will have the option to earn interests in the two concessions, which collectively cover one million acres. The first well was drilled to 9,065 feet and encountered potential oil pay in two separate intervals. The possible discovery is awaiting appraisal to determine if it is commercial. Included in unevaluated oil and gas property costs at June 30, 2006 are $10.9 million of capital expenditures related to our properties in Bohai Bay, China.
Note 11 – Commitments and Contingencies
          On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise years 1999, 2000 and 2001. Further, on December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The Company has not yet been given any indication that the LDR plans to review franchise taxes for the franchise tax years 2004 and 2005.

          Stone has received notice that the staff of the SEC is conducting an informal inquiry into the revision of Stone’s proved reserves and the financial statement restatement. The SEC has also informed the Company that it is likely to obtain a formal order of investigation in connection with its inquiry. In addition, Stone has received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement. Stone is cooperating fully with both inquiries.
          On or around November 30, 2005, George Porch filed a putative class action in the United States District Court for the Western District of Louisiana against Stone, David H. Welch, Kenneth H. Beer, D. Peter Canty and James H. Prince purporting to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Three similar complaints were filed soon thereafter. All complaints had asserted a putative class period commencing on June 17, 2005 and ending on October 6, 2005. All complaints contended that, during the putative class period, defendants, among other things, misstated or failed to disclose (i) that Stone had materially overstated Stone’s financial results by overvaluing its oil reserves through improper and aggressive reserve methodologies; (ii) that the Company lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) that as a result of the foregoing, the values of the Company’s proved reserves, assets and future net cash flows were materially overstated at all relevant times. On March 17, 2006, these purported class actions were consolidated under the caption In re: Stone Energy Corporation Securities Litigation (Docket No. 05-cv-02088), with El Paso Firemen & Policemen’s Pension Fund designated as lead plaintiff. Lead plaintiff filed a consolidated class action complaint on or about June 14, 2006. The consolidated complaint alleges claims similar to those described above and expands the putative class period to commence on May 2, 2001 and to end on March 10, 2006.
          In addition, on or about December 16, 2005, Robert Farer and Priscilla Fisk filed respective complaints in the United States District Court for the Western District of Louisiana (the “Federal Court”) alleging claims derivatively on behalf of Stone. Similar complaints were filed thereafter in the Federal Court by Joint Pension Fund, Local No. 164, I.B.E.W., and in the 15th Judicial District Court, Parish of Lafayette, Louisiana (the “State Court”) by Gregory Sakhno. Stone was named as a nominal defendant, and David Welch, Kenneth Beer, Peter Canty, James Prince, James Stone, John Laborde, Peter Barker, George Christmas, Richard Pattarozzi, David Voelker, Raymond Gary, B.J. Duplantis and Robert Bernhard were named as defendants in these actions. The State Court action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets against all defendants, and claims of unjust enrichment and insider selling against certain individual defendants. The Federal Court actions contained allegations against all defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, and claims against certain individual defendants for breach of fiduciary duties and violations of the Sarbanes-Oxley Act of 2002.
          On March 30, 2006, the Federal Court entered an order naming Robert Farer, Priscilla Fisk, and Joint Pension Fund, Local No. 164, I.B.E.W. as co-lead plaintiffs in the Federal Court derivative actions and directed the lead plaintiffs to file a consolidated amended complaint within forty-five days. On April 22, 2006, the complaint in the State Court action was amended to also be a class action brought on behalf of shareholders of Stone. In addition to the above mentioned claims, the amended State Court action alleges breaches of fiduciary duty by the director defendants in connection with the proposed merger transaction with Plains. On May 15, 2006, the complaint in the Federal Court action was similarly amended. Both amended derivative complaints seek an order enjoining the director defendants from entering into a transaction contemplated by a merger agreement with Plains and may be amended to seek an order enjoining the merger described herein. The consummation of the merger could affect the standing of the plaintiffs in the derivative actions to attempt derivatively to assert claims on behalf of the Company. Stone intends to vigorously defend the foregoing actions.
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
          These actions are at an early stage and subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation and the regulatory proceedings. Accordingly, based on the current status of the litigation and inquiries, we cannot currently predict the manner and timing of the resolution of these matters and are unable to estimate a range of possible losses or any minimum loss from such matters. Furthermore, to the extent that the combined company’s insurance policies are ultimately available to cover any costs and/or liabilities resulting from these actions, they may not be sufficient to cover all costs and liabilities incurred by us and Stone’s current and former officers and directors in these regulatory and civil proceedings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of June 30, 2006, and the related condensed consolidated statement of income for the three and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
August 1, 2006

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
          Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this Form 10-Q should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
          On June 22, 2006, we entered into an Agreement and Plan of Merger (“EPL Merger Agreement”) with Energy Partners, Ltd. (“EPL”) and EPL Acquisition Corp. LLC, a wholly-owned subsidiary of EPL. Pursuant to the terms and subject to the conditions set forth in the EPL Merger Agreement, each share of Stone common stock will be converted into the right to receive, at the election of the holder: (i) $51.00 in cash, or (ii) shares of EPL common stock equivalent to the ratio determined by dividing $51.00 by the market price of shares of EPL common stock (based on a 20-day trading average prior to the third trading day preceding the closing), provided that the exchange ratio would not be greater than 2.525 or less than 2.066 shares of EPL common stock per share of Stone common stock. The election of cash or stock will be subject to a limit on total cash consideration of approximately $723 million (which includes approximately $15.5 million attributable to stock options) and a limit on the total number of shares of EPL common stock to be issued of approximately 35 million. The closing of the transaction is anticipated to be completed in the fourth quarter of 2006.
          The EPL Merger Agreement has been approved by the boards of directors of both Stone and EPL. The Merger is subject to the approval of Stone’s and EPL’s stockholders and other customary closing conditions.
          Stone and EPL have each agreed to certain covenants in the EPL Merger Agreement. Among other covenants, Stone has agreed, subject to certain exceptions to permit Stone’s board of directors to comply with its fiduciary duties, not to solicit, negotiate, provide information in furtherance of, approve, recommend or enter into a Target Acquisition Proposal (as defined in the EPL Merger Agreement). The EPL Merger Agreement also contains customary covenants relating to Stone’s and EPL’s conduct of business prior to the closing of the transaction.

Critical Accounting Policies
          Our Annual Report on Form 10-K describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:
•	remaining proved oil and natural gas reserves volumes and the timing of their production;

•	estimated costs to develop and produce proved oil and natural gas reserves;

•	accruals of exploration costs, development costs, operating costs and production revenue;

•	timing and future costs to abandon our oil and natural gas properties;

•	the effectiveness and estimated fair value of derivative positions;

•	classification of unevaluated property costs;

•	capitalized general and administrative costs and interest; and

•	contingencies.
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
Liquidity and Capital Resources
          Cash Flow. Net cash flow provided by operating activities for the six months ended June 30, 2006 was $171.4 million compared to $250.2 million generated in the comparable period in 2005.
          Net cash flow used in investing activities totaled $277.8 million and $290.9 million during the first half of 2006 and 2005, respectively, which primarily represents our investment in oil and natural gas properties. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2006 capital expenditures (excluding acquisitions) with cash flow provided by operating activities.
          Net cash flow provided by financing activities totaled $268.1 million for the six months ended June 30, 2006, which primarily represents proceeds from the issuance of our senior floating rate notes due 2010, borrowings net of repayments under our bank credit facility and proceeds from the exercise of stock options. For the six months ended June 30, 2005, net cash flow provided by financing activities totaled $82.4 million, which primarily represents borrowings under our bank credit facility and proceeds from the exercise of stock options. In total, cash and cash equivalents increased from $79.7 million as of December 31, 2005 to $241.4 million as of June 30, 2006.
          We had working capital at June 30, 2006 in the amount of $190.0 million. On July 14, 2006, a substantial amount of this working capital was used to fund the acquisition of additional working interests in Mississippi Canyon Blocks 109 and 108. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. “Liquidity” is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities. See “Bank Credit Facility”.
          Capital Expenditures. Second quarter 2006 additions to oil and natural gas property costs of $147.2 million included $12.8 million of acquisition costs, $5.7 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $4.3 million of capitalized interest. Year-to-date 2006 additions to oil and natural gas property costs of $292.3 million include $23.0 million of acquisition costs, $10.8 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $8.6 million of capitalized interest. These investments were financed by cash flow from operating activities, borrowings under our credit facility and working capital.
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

          Bank Credit Facility. On June 28, 2006, in conjunction with the issuance of our senior floating rate notes, the borrowing base under our bank credit facility was reduced to $250 million. Borrowings outstanding at June 30, 2006 under the facility totaled $202 million, and letters of credit totaling $22.9 million had been issued under the facility. At June 30, 2006, we had $25.1 million of borrowings available under the credit facility and the weighted average interest rate was approximately 6.7% per annum. In July 2006, the borrowing base under the credit facility was increased to $325 million in connection with the preferential rights acquisition of additional working interests in Mississippi Canyon Blocks 109 and 108 (See Note 8). As of July 31, 2006, borrowings outstanding totaled $192 million and letters of credit totaling $56.9 million had been issued under the facility. At July 31, 2006 we had $76.1 million of borrowings available under the facility. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.
Known Trends and Uncertainties
          International Operations. Included in unevaluated oil and gas property costs at June 30, 2006 are $10.9 million of capital expenditures related to our properties in Bohai Bay, China. Under full cost accounting, investments in individual countries represent separate cost centers for computation of depreciation, depletion and amortization as well as for full cost ceiling test evaluations. Given that this is our sole investment to date in the Peoples Republic of China, it is possible that upon a more complete evaluation of this project that some or all of this investment would be reclassed as a charge to expense on our income statement.
Results of Operations
          The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	June 30,
	2006	2005	Variance	% change
Production:
Oil (MBbls)	1,301	1,612	(311)	(19%)
Natural gas (MMcf)	10,899	16,282	(5,383)	(33%)
Oil and natural gas (MMcfe)	18,705	25,954	(7,249)	(28%)
Revenue data (in thousands) (a):
Oil revenue	$87,523	$79,476	$8,047	10%
Natural gas revenue	79,588	105,762	(26,174)	(25%)

Total oil and natural gas revenue	$167,111	$185,238	($18,127)	(10%)
Average prices (a):
Oil (per Bbl)	$67.27	$49.30	$17.97	36%
Natural gas (per Mcf)	7.30	6.50	0.80	12%
Oil and natural gas (per Mcfe)	8.93	7.14	1.79	25%
Expenses (per Mcfe):
Lease operating expenses	$1.74	$1.14	$0.60	53%
Salaries, general and administrative expenses (b)	0.46	0.18	0.28	156%
DD&A expense on oil and gas properties	3.99	2.76	1.23	45%

	Six Months Ended
	June 30,
	2006	2005	Variance	% change
Production:
Oil (MBbls)	2,338	2,969	(631)	(21%)
Natural gas (MMcf)	22,168	31,531	(9,363)	(30%)
Oil and natural gas (MMcfe)	36,196	49,345	(13,149)	(27%)
Revenue data (in thousands) (a):
Oil revenue	$149,035	$144,107	$4,928	3%
Natural gas revenue	176,510	197,284	(20,774)	(11%)

Total oil and natural gas revenue	$325,545	$341,391	($15,846)	(5%)
Average prices (a):
Oil (per Bbl)	$63.74	$48.54	$15.20	31%
Natural gas (per Mcf)	7.96	6.26	1.70	27%
Oil and natural gas (per Mcfe)	8.99	6.92	2.07	30%
Expenses (per Mcfe):
Lease operating expenses	$1.86	$1.17	$0.69	59%
Salaries, general and administrative expenses (b)	0.47	0.19	0.28	147%
DD&A expense on oil and gas properties	3.85	2.69	1.16	43%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
          During the second quarter of 2006, we recognized a net loss of $1.5 million, or $0.05 per share, compared to net income of $44.0 million, or $1.62 per share reported for the second quarter of 2005. For the six months ended June 30, 2006, net income totaled $22.6 million, or $0.83 per share, compared to $77.4 million, or $2.86 per share, during the comparable 2005 period. All per share amounts are on a diluted basis.
          Included in the second quarter 2006 net loss is a $43.5 million termination fee incurred in connection with our merger with EPL. Prior to entering into the EPL Merger Agreement, we terminated our merger agreement with Plains Exploration and Production Company (“Plains”) and Plains Acquisition Corp. (“Plains Acquisition”) on June 22, 2006. As required under the terms of the terminated merger agreement among Stone, Plains and Plains Acquisition, Plains was entitled to a termination fee of $43.5 million, which was advanced by EPL to Plains on June 22, 2006. Pursuant to the EPL Merger Agreement, we are obligated to repay all or a portion of this termination fee under certain circumstances if the EPL merger is not consummated. The $43.5 million termination fee was recorded as merger expenses in the income statement during the second quarter of 2006. Of this amount, $25.3 million is reimbursable to EPL in the event the merger agreement is terminated as a result of the merger not being consummated by December 31, 2006 and has been recorded as deferred revenue on the balance sheet as of June 30, 2006. The remaining $18.2 million of the termination fee has been recorded as merger expense reimbursement in the income statement. Upon completion of the proposed merger, the remaining $25.3 million would be recognized in earnings.
          The variance in the three and six-month periods’ results was also due to the following components:
          Prices. Prices realized during the second quarter of 2006 averaged $67.27 per Bbl of oil and $7.30 per Mcf of natural gas, or 25% higher, on an Mcfe basis, than second quarter 2005 average realized prices of $49.30 per Bbl of oil and $6.50 per Mcf of natural gas. Average realized prices during the first half of 2006 were $63.74 per Bbl of oil and $7.96 per Mcf of natural gas compared to $48.54 per Bbl of oil and $6.26 per Mcf of natural gas realized during the first half of 2005. All unit pricing amounts include the cash settlement of effective hedging contracts.
          During the second quarter of 2006, our effective hedging transactions increased the average price we received for natural gas by $0.90 per Mcf. During the comparable quarter in 2005, our effective hedging transactions reduced average realized natural gas prices by $0.22 per Mcf. Hedging transactions for natural gas during the first half of 2006 increased the average price we received for natural gas by $0.63 per Mcf. Natural gas prices realized during the first half of 2005 were reduced by $0.21 per Mcf as a result of effective hedging transactions. Hedging transactions did not impact realized oil prices during the first half of 2006. Average realized oil prices for the three and six-month periods ended June 30, 2005 were reduced by $0.59 and $0.47 per Bbl, respectively, as a result of hedges.
          Production. During the second quarter of 2006, total production volumes decreased 28% to 18.7 Bcfe compared to 26.0 Bcfe produced during the second quarter of 2005. Oil production during the second quarter of 2006 totaled approximately 1,301,000 barrels compared to 1,612,000 barrels produced during the second quarter of 2005, while natural gas production totaled 10.9 Bcf during the second quarter of 2006 compared to 16.3 Bcf produced during the second quarter of 2005. Year-to-date 2006 production totaled 2,338,000 barrels of oil and 22.2 Bcf of natural gas compared to 2,969,000 barrels of oil and 31.5 Bcf of natural gas produced during the comparable 2005 period. Stone’s second quarter 2006 production rates were negatively impacted by natural declines from producing wells and extended Gulf Coast production shut-ins due to Hurricane Katrina and Hurricane Rita, amounting to volumes of approximately 4 Bcfe, or 44 MMcfe per day. There were no production deferrals due to hurricanes in the second quarter of 2005. Approximately 83% of our year-to-date 2006 production volumes were generated from our Gulf Coast Basin properties while the remaining 17% came from our Rocky Mountain Region properties.
          Oil and Natural Gas Revenue. Second quarter 2006 oil and natural gas revenue totaled $167.1 million, compared to second quarter 2005 oil and natural gas revenue of $185.2 million. The decrease is attributable to a decrease in oil and natural gas production volumes slightly offset by an increase in realized oil and natural gas prices. Year-to-date 2006 oil and natural gas revenue totaled $325.5 million compared to $341.4 million during the comparable 2005 period primarily due to a decrease in oil and natural gas production volumes slightly offset by an increase in realized oil and natural gas prices.
          Derivative Income. During the quarter ended June 30, 2006, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Derivative income for the three and six months ended June 30, 2006 totaled $2.1 million, consisting of $1.0 million of cash settlements on the ineffective portion of derivatives and $1.1 million of changes in the fair market value of the ineffective portion of derivatives.
          Expenses. Lease operating expenses during the second quarter of 2006 totaled $32.5 million compared to $29.7 million for the second quarter of 2005. For the first six months of 2006 and 2005, lease operating expenses totaled $67.4 million and $57.6 million, respectively. On a unit of production basis, year-to-date 2006 lease operating expenses were $1.86 per Mcfe as compared to $1.17 per Mcfe for the comparable period in 2005. Year-to-date 2006 lease operating costs included $10.6 million of repairs in excess of estimated insurance recoveries related to damage from Hurricanes Katrina, Rita and Ivan.
          Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the second quarter of 2006 totaled $74.7 million, or $3.99 per Mcfe compared to $71.7 million, or $2.76 per Mcfe for the second quarter of 2005. For the six months ended June 30, 2006 and 2005, DD&A expense totaled $139.3 million and $133.0 million, respectively. The increase in 2006 DD&A per Mcfe reflects our continued challenges in replacing production in the Gulf Coast Basin at a reasonable unit cost.
          Salaries, general and administrative (SG&A) expenses (exclusive of incentive compensation) for the second quarter of 2006 were $8.6 million compared to $4.7 million in the second quarter of 2005. For the six months ended June 30, 2006 and 2005, SG&A totaled $17.1 million and $9.5 million, respectively. The increase in SG&A is due to additional compensation expense associated with restricted stock issuances, stock option expensing and higher legal and consulting fees.
          In addition to the $43.5 million termination fee advanced to Plains on our behalf by EPL, we have incurred $3.0 million of merger related expenses. The $43.5 million fee and a portion of the $3.0 million of merger related expenses are expected to be nondeductible for tax purposes and the $18.2 million of income related to the non-reimbursable portion of the fee is expected to be nontaxable. These permanent differences have resulted in an effective tax rate for the three and six months ended June 30, 2006 of 112% and 54%, respectively.
          During the three months ended June 30, 2006 and 2005, we incurred $3.0 and $1.8 million, respectively, of accretion expense related to asset retirement obligations. Year-to-date 2006 and 2005 accretion expense totaled $6.1 million and $3.6 million, respectively. The increase in 2006 accretion expense is due to higher estimated asset retirement costs combined with a shortened time frame to plug and abandon our facilities.
          Production taxes during the second quarter of 2006 totaled $3.9 million compared to $4.0 million in the second quarter of 2005. For the six months ended June 30, 2006 and 2005, production taxes totaled $8.1 million and $6.4 million, respectively. The increase in year-to-date 2006 production taxes is due to a prior year ad valorem tax adjustment on certain of our Rocky Mountain properties expensed in the first quarter of 2006.

Recent Accounting Developments
          Stock-Based Compensation. On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
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
          Stone has elected to adopt the requirements of SFAS No. 123(R) using the “modified prospective” method. We have historically used the Black-Scholes option-pricing model for estimating stock compensation expense for disclosure purposes and are continuing to use such method after adoption of SFAS No. 123(R). The effect of the adoption of SFAS No. 123(R) for the three and six-month periods ended June 30, 2006 was immaterial.
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
          Our hedging policy provides that not more than one-half of our estimated production quantities can be hedged without the consent of the Board of Directors. We believe our current hedging positions have hedged approximately 35% — 45% of our estimated 2006 production, 15% — 20% of our estimated 2007 production and 5% — 10% of our estimated 2008 production. See Item 1. Financial Statements – Note 3 – Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
     Since the filing of our 2005 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to commodity prices.

Interest Rate Risk
          We had long-term debt outstanding of $827 million at June 30, 2006, of which $400 million, or approximately 48%, bears interest at fixed rates. The fixed rate debt as of June 30, 2006 consists of $200 million of 8 1/4% senior subordinated notes due 2011 and $200 million of 6 3/4% senior subordinated notes due 2014. At June 30, 2006, the remaining $427 million of our outstanding long-term debt bears interest at a floating rate and consists of $202 million outstanding under our bank credit facility and $225 million aggregate principal amount of senior floating rate notes. At June 30, 2006, the weighted average interest rate under our bank credit facility was approximately 6.7% per annum. At June 30, 2006, the interest rate under our senior floating rate notes was equal to three-month LIBOR (as defined in the indenture governing the notes) plus an applicable margin of 2.75%. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.
Item 4. Controls and Procedures
Deficiencies Relating to Reserve Reporting
          In October 2005 we completed an internal review of our estimates of proved oil and natural gas reserves. As a result of this review and subsequent reviews, we reduced our estimate of total proved oil and natural gas reserves at December 31, 2004 by approximately 237 Bcfe. Management concluded that the impact of the reserve adjustment on previously issued financial statements was material and required a restatement. The audit committee of our board of directors engaged the law firm of Davis Polk & Wardwell (“Davis Polk”) to assist in its investigation of reserve revisions. Davis Polk presented its final report to the audit committee and board of directors on November 28, 2005. The final report found that a number of factors at Stone contributed to the write-down of reserves, including the following:
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
Evaluation of Disclosure Control and Procedures
          Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, the Chief Executive Officer and the Chief Financial Officer considered the issues discussed above, together with the remedial steps we have taken. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of June 30, 2006, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
Changes in Internal Control Over Financial Reporting
          During 2005, we implemented the following actions to improve our control environment and to implement controls and procedures that will ensure the integrity of our reserve booking process:
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
          Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
          On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise years 1999, 2000 and 2001. Further, on December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The Company has not yet been given any indication that the LDR plans to review franchise taxes for the franchise tax years 2004 and 2005.
          Stone has received notice that the staff of the SEC is conducting an informal inquiry into the revision of Stone’s proved reserves and the financial statement restatement. The SEC has also informed the Company that it is likely to obtain a formal order of investigation in connection with its inquiry. In addition, Stone has received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement. Stone is cooperating fully with both inquiries.
          On or around November 30, 2005, George Porch filed a putative class action in the United States District Court for the Western District of Louisiana against Stone, David H. Welch, Kenneth H. Beer, D. Peter Canty and James H. Prince purporting to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Three similar complaints were filed soon thereafter. All complaints had asserted a putative class period commencing on June 17, 2005 and ending on October 6, 2005. All complaints contended that, during the putative class period, defendants, among other things, misstated or failed to disclose (i) that Stone had materially overstated Stone’s financial results by overvaluing its oil reserves through improper and aggressive reserve methodologies; (ii) that the Company lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) that as a result of the foregoing, the values of the Company’s proved reserves, assets and future net cash flows were materially overstated at all relevant times. On March 17, 2006, these purported class actions were consolidated under the caption In re: Stone Energy Corporation Securities Litigation (Docket No. 05-cv-02088), with El Paso Firemen & Policemen’s Pension Fund designated as lead plaintiff. Lead plaintiff filed a consolidated class action complaint on or about June 14, 2006. The consolidated complaint alleges claims similar to those described above and expands the putative class period to commence on May 2, 2001 and to end on March 10, 2006.
          In addition, on or about December 16, 2005, Robert Farer and Priscilla Fisk filed respective complaints in the United States District Court for the Western District of Louisiana (the “Federal Court”) alleging claims derivatively on behalf of Stone. Similar complaints were filed thereafter in the Federal Court by Joint Pension Fund, Local No. 164, I.B.E.W., and in the 15th Judicial District Court, Parish of Lafayette, Louisiana (the “State Court”) by Gregory Sakhno. Stone was named as a nominal defendant, and David Welch, Kenneth Beer, Peter Canty, James Prince, James Stone, John Laborde, Peter Barker, George Christmas, Richard Pattarozzi, David Voelker, Raymond Gary, B.J. Duplantis and Robert Bernhard were named as defendants in these actions. The State Court action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets against all defendants, and claims of unjust enrichment and insider selling against certain individual defendants. The Federal Court actions contained allegations against all defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, and claims against certain individual defendants for breach of fiduciary duties and violations of the Sarbanes-Oxley Act of 2002.

          On March 30, 2006, the Federal Court entered an order naming Robert Farer, Priscilla Fisk, and Joint Pension Fund, Local No. 164, I.B.E.W. as co-lead plaintiffs in the Federal Court derivative actions and directed the lead plaintiffs to file a consolidated amended complaint within forty-five days. On April 22, 2006, the complaint in the State Court action was amended to also be a class action brought on behalf of shareholders of Stone. In addition to the above mentioned claims, the amended State Court action alleges breaches of fiduciary duty by the director defendants in connection with the proposed merger transaction with Plains. On May 15, 2006, the complaint in the Federal Court action was similarly amended. Both amended derivative complaints seek an order enjoining the director defendants from entering into a transaction contemplated by a merger agreement with Plains and may be amended to seek an order enjoining the merger described herein. The consummation of the merger could affect the standing of the plaintiffs in the derivative actions to attempt derivatively to assert claims on behalf of the Company. Stone intends to vigorously defend the foregoing actions.
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
          These actions are at an early stage and subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation and the regulatory proceedings. Accordingly, based on the current status of the litigation and inquiries, we cannot currently predict the manner and timing of the resolution of these matters and are unable to estimate a range of possible losses or any minimum loss from such matters. Furthermore, to the extent that the combined company’s insurance policies are ultimately available to cover any costs and/or liabilities resulting from these actions, they may not be sufficient to cover all costs and liabilities incurred by us and Stone’s current and former officers and directors in these regulatory and civil proceedings.
Item 1A. Risk Factors
          The risk factors included in our annual report on Form 10-K for the year-ended December 31, 2005 have not materially changed with the exception of the addition of risk factors related to the proposed merger. Some of the risks which may be relevant to us include:
•	Business Uncertainties and Contractual Restrictions While Merger is Pending – Uncertainty about the effect of the merger on employees, suppliers, partners, regulators and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated, and could cause suppliers, customers and others that deal with us to defer decisions concerning us, or seek to change existing business relationships with us. Employee retention may be particularly challenging while the merger is pending, as employees may experience uncertainty about their future roles with EPL. In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions without EPL’s approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

•	Failure to Complete Merger Could Negatively Impact Stock Price, Future Business and Financial Results – Although we have agreed that our board of directors will, subject to fiduciary exceptions, recommend that our stockholders approve and adopt the merger agreement, there is no assurance that the merger agreement and the merger will be approved, and there is no assurance that the other conditions to the completion of the merger will be satisfied. If the merger is not completed, we will be subject to several risks, including the following:
➢	We may be required to pay EPL a termination fee of $44 million in the aggregate if the merger agreement is terminated under certain circumstances and we enter into or complete an alternative transaction;

➢	The current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market of us generally and a resulting decline in the market price of our common stock;

➢	Certain costs relating to the merger (such as legal, accounting and financial advisory fees) are payable by us whether or not the merger is completed;

➢	There may be substantial disruption to our business and a distraction of its management and employees from day-to-day operations, because matters related to the merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us;

➢	Our business could be adversely affected if we are unable to retain key employees or attract qualified replacements; and

➢	We would continue to face the risks that we currently face as an independent company.
          There are substantial risks and uncertainties relating to the pending merger between Stone and EPL and the combined company following the merger. EPL filed a joint proxy statement/prospectus on Form S-4 on July 21, 2006 relating to the merger which includes a discussion of these risks. Upon being declared effective by the Securities and Exchange Commission, a definitive joint proxy statement/prospectus will be sent to security holders of Stone and EPL seeking their approval of the merger and related transactions. Investors and security holders are urged to read carefully the joint proxy statement/prospectus because it contains important information, including detailed risk factors, regarding Stone, EPL and the merger. Investors and security holders may obtain a free copy of the definitive joint proxy statement/prospectus, when it becomes available, and other documents containing information about Stone and EPL, without charge, at the SEC’s web site at www.sec.gov. Copies of the definitive joint proxy statement/prospectus, when it becomes available, and the SEC filings that are incorporated by reference in the joint proxy statement/prospectus may also be obtained free of charge by directing a request to Stone or EPL. Stone urges stockholders and potential purchasers of its common stock to review these materials.
Item 4. Submission of Matters to a Vote of Security Holders
          At the annual meeting of stockholders held on May 18, 2006, four Class I Directors, Peter K. Barker, Raymond B. Gary, Kay G. Priestly and David R. Voelker, were elected to serve as directors of the Company until the annual meeting of stockholders in the year 2009. Peter K. Barker received the vote of 24,187,875 shares with the vote of 975,466 shares withheld, Raymond B. Gary received the vote of 23,740,996 shares with the vote of 1,422,345 shares withheld, Kay G. Priestly received the vote of 24,532,679 shares with the vote of 630,662 withheld, and David R. Voelker received the vote of 23,741,171 shares with the vote of 1,422,170 shares withheld; there were 2,016,785 abstained and broker non-votes. David H. Welch, James H. Stone and B. J. Duplantis, as proxyholders, cast 24,187,875 votes for Peter K. Barker, 23,740,996 votes for Raymond B. Gary, 24,532,679 votes for Kay G. Priestly, and 23,741,171 votes for David R. Voelker. No other director was standing for election. George R. Christmas, B. J. Duplantis, John P. Laborde and Richard A. Pattarozzi are Class II Directors whose terms expire with the 2007 annual meeting of stockholders. James H. Stone, Robert A. Bernhard and David H. Welch are Class III Directors whose terms expire with the 2008 annual meeting of stockholders.
          A management proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent registered public accountants to the Company for the year 2005 was approved by the stockholders. The vote was 24,980,042 shares for, 95,241 shares against, and 2,104,843 abstained and broker non-votes.
Item 6. Exhibits

2.1	–	Agreement and Plan of Merger By and Among Energy Partners, Ltd., EPL Acquisition Corp. LLC and Stone Energy Corporation Dated as of June 22, 2006 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated June 22, 2006 (File No. 001-12074)).

2.2	–	Agreement and Plan of Merger By and Among Plains Exploration & Production Company, Plains Acquisition Corporation and Stone Energy Corporation Dated as of April 23, 2006 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A dated April 23, 2006 (File No. 001-12074)).

4.1	–	Indenture, dated as of June 28, 2006, between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 28, 2006 (File No. 001-12074)).

4.2	–	Registration Rights Agreement, dated as of June 28, 2006, between Stone Energy Corporation and the Initial Purchaser of the Floating Rate Senior Notes due 2010 named therein (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated June 28, 2006 (File No. 001-12074)).

10.1	–	Amendment No. 3 and Waiver dated as of June 16, 2006 among Stone Energy Corporation, the banks party to the Credit Agreement and Bank of America, N.A., as Agent for the Banks (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 16, 2006 (File No. 001-12074)).

*15.1	–	Letter from Ernst & Young LLP dated August 1, 2006, regarding unaudited interim financial information.

*31.1	–	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	–	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	–	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

99.1	–	Voting Agreement By and Among Plains Exploration & Production Company, Stone Energy Corporation, James H. Stone, David H. Welch, John P. Laborde, Peter K. Barker, George R. Christmas, Richard A. Pattarozzi, David R. Voelker, Raymond B. Gary, Robert A. Bernhard and B.J. Duplantis (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 23, 2006 (File No. 001-12074)).

99.2	–	Amendment No. 2 to Rights Agreement between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated as of April 23, 2006 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated April 23, 2006 (File No. 001-12074)).

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION

Date: August 4, 2006	By:	/s/ J. Kent Pierret

J. Kent Pierret
Senior Vice President,
Chief Accounting Officer
and Treasurer
(On behalf of the Registrant and as
Chief Accounting Officer)

EXHIBIT INDEX

2.1	–	Agreement and Plan of Merger By and Among Energy Partners, Ltd., EPL Acquisition Corp. LLC and Stone Energy Corporation Dated as of June 22, 2006 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated June 22, 2006 (File No. 001-12074)).

2.2	–	Agreement and Plan of Merger By and Among Plains Exploration & Production Company, Plains Acquisition Corporation and Stone Energy Corporation Dated as of April 23, 2006 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A dated April 23, 2006 (File No. 001-12074)).

4.1	–	Indenture, dated as of June 28, 2006, between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 28, 2006 (File No. 001-12074)).

4.2	–	Registration Rights Agreement, dated as of June 28, 2006, between Stone Energy Corporation and the Initial Purchaser of the Floating Rate Senior Notes due 2010 named therein (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated June 28, 2006 (File No. 001-12074)).

10.1	–	Amendment No. 3 and Waiver dated as of June 16, 2006 among Stone Energy Corporation, the banks party to the Credit Agreement and Bank of America, N.A., as Agent for the Banks (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 16, 2006 (File No. 001-12074)).

*15.1	–	Letter from Ernst & Young LLP dated August 1, 2006, regarding unaudited interim financial information.

*31.1	–	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	–	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	–	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

99.1	–	Voting Agreement By and Among Plains Exploration & Production Company, Stone Energy Corporation, James H. Stone, David H. Welch, John P. Laborde, Peter K. Barker, George R. Christmas, Richard A. Pattarozzi, David R. Voelker, Raymond B. Gary, Robert A. Bernhard and B.J. Duplantis (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 23, 2006 (File No. 001-12074)).

99.2	–	Amendment No. 2 to Rights Agreement between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated as of April 23, 2006 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated April 23, 2006 (File No. 001-12074)).

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.