Form 10-K/A
period 2005-12-31
STONE ENERGY CORP
filed 2006-08-25
CIK 904080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
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
☑ Yes     ☐ No
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTES – FORM 10-K/A
     We are filing this amendment in response to comments received from the Securities and Exchange Commission in their letters dated April 26, 2006 and July 31, 2006 regarding our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 that was originally filed on March 13, 2006. This report revises the following disclosures:
Part I
•	Item 1 “Business – Regulation,” page 7, revised to enhance disclosures regarding federal, state and local regulations.

•	Item 1 “Business – Environmental Regulation,” page 8, revised to enhance disclosures regarding environmental regulations.

•	Item 1A “Risk Factors – Our oil and gas operations are subject to various U.S. federal, state and local government regulations that materially affect our operations,” page 14, revised to enhance disclosures regarding such risk factor.

•	Item 2 “Properties – Oil and Natural Gas Reserves,” page 16, revised to clarify the description of the work that the engineering firms performed, as it relates to the information disclosed about our oil and natural gas reserves at December 31, 2005 and revised to include the standardized measure of discounted future net cash flows, a GAAP-based measure.

•	Item 2 “Properties – Acquisition, Production and Drilling Activity – Acquisition and Development Costs” page 17, revised to reclassify asset retirement costs to the related asset line items to which the corresponding asset retirement obligation relates.
Part II
•	Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview — Known Trends and Uncertainties – Stock Based Compensation,” page 24, revised to enhance disclosures regarding estimated 2006 stock based compensation as a result of adoption of SFAS 123(R).

•	Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview — Known Trends and Uncertainties – Hurricanes,” page 24, expanded disclosure to discuss the financial impact of Hurricanes Katrina and Rita and provide information regarding production deferrals.

•	Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments,” page 26, revised line item regarding asset retirement obligations to be more descriptive and corrected disclosure of seismic data commitments.

•	Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” pages 26 and 28, revised to include “restated” caption for the years ended December 31, 2004 and 2003.

•	Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations — Expenses,” page 27, expanded to include a discussion explaining the reasons for the increase in asset retirement obligations.

•	Item 9A “Controls and Procedures – Deficiencies Relating to Reserve Reporting,” page 32, revised to enhance disclosure.

•	Item 9A “Controls and Procedures – Management’s Report on Internal Control over Financial Reporting,” page 33, revised to clarify that we did not maintain effective internal control over financial reporting at December 31, 2004.

•	Item 9A “Controls and Procedures – Changes in Internal Control Over Financial Reporting,” page 34, revised to discuss the changes made to our internal controls over financial reporting during the year ended December 31, 2005.
Part IV
•	Notes to Consolidated Financial Statements, “Note 1 – Restatement of Historical Financial Statements – Reserves Restatement,” page F-8, revised to indicate that such section is unaudited.

•	Notes to Consolidated Financial Statements, “Note 1 – Restatement of Historical Financial Statements – Financial Restatement,” pages F-10 and F-11, revised to indicate that interim periods are unaudited.

•	Notes to Consolidated Financial Statements, “Note 1 – Restatement of Historical Financial Statements – Financial Restatement,” pages F-12 through F-31, expanded to provide full restated interim financial statements in addition to the presentation of the line items affected by the restatement.

•	Notes to Consolidated Financial Statements, “Note 2 – Organization and Summary of Significant Accounting Policies – Oil and Gas Properties,” page F-33, revised to clarify the computation of the full cost ceiling test.

•	Notes to Consolidated Financial Statements, “Note 2 – Organization and Summary of Significant Accounting Policies – Stock-Based Compensation,” page F-35, revised to correct the labeling on the pro forma table.

•	Notes to Consolidated Financial Statements, “Note 5 – Investment in Oil and Gas Properties,” page F-37, revised to reclassify asset retirement costs to the related asset line items to which the corresponding asset retirement obligation relates.

•	Notes to Consolidated Financial Statements, “Note 8 – Long-Term Debt,” page F-40, revised to clarify circumstances under which our credit facility or notes payable would become immediately callable.

•	Notes to Consolidated Financial Statements, “Note 11 – Commitments and Contingencies,” page F-43, revised to correct disclosure regarding seismic data purchase commitments.

•	Notes to Consolidated Financial Statements, “Note 13 – Oil and Gas Reserve Information – Unaudited,” page F-47, revised to remove undefined terms.
     This report continues to speak as of the date of the original filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the original filing is subject to updating and supplementing as provided in our periodic reports filed with the SEC.
EXPLANATORY NOTES — FORM 10-K
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
Please refer to pages F-8 to F-31 for additional information regarding the reserves restatement.
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
Please refer to pages F-8 to F-31 for additional information regarding the financial restatement.
The information herein reflects the restatements described above unless the context provides otherwise.

PART I
     This section highlights information that is discussed in more detail in the remainder of the document. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Forward-Looking Statements” section beginning on page 8 of this document for an explanation of these types of statements. We use the terms “Stone”, “Stone Energy”, “company”, “we”, “us” and “our” to refer to Stone Energy Corporation. Certain terms relating to the oil and gas industry are defined in “Glossary of Certain Industry Terms”, which begins on page G-1 of this Form 10-K/A.
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
     Various aspects of our oil and natural gas operations are regulated by administrative agencies of the states where such operations are conducted and by certain agencies of the federal government for operations on federal leases. All of the jurisdictions in which we own or operate producing oil and natural gas properties have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells, and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the number of wells that may be drilled in an area and the unitization or pooling of oil and natural gas properties. In this regard, some states can order the pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.
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
     Additional proposals and proceedings that might affect the oil and gas industry are regularly considered by Congress, states, the FERC and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the oil and natural gas industry has been heavily regulated. We can give no assurance that the regulatory approach currently pursued by the FERC or any other agency will continue indefinitely. We do not anticipate, however, that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect on our financial condition, results of operations or competitive position. No portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.
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
     We currently operate or lease, and have in the past operated or leased, a number of properties that for many years have been used for the exploration and production of oil and gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties operated or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to laws and regulations imposing joint and several, strict liability, without regard to fault or the legality of the original conduct, that could require us to remove or remediate previously disposed wastes or environmental contamination, or to perform remedial plugging or pit closure to prevent future contamination. We believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards.
     The Oil Pollution Act of 1990 (or “OPA”) and regulations adopted pursuant to OPA impose a variety of requirements related to the prevention of and response to oil spills into waters of the United States, including the OCS. The OPA subjects owners of oil handling facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages. OPA also requires owners and operators of offshore oil production facilities such as us to establish and maintain evidence of financial responsibility of at least $35 million to cover costs that could be incurred in responding to an oil spill. We believe that we are in substantial compliance with the requirements of OPA, and that these requirements are not any more burdensome to us than they are to other similarly situated oil and gas companies.
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
     We have established internal guidelines to be followed in order to comply with environmental laws and regulations in the United States. We employ a safety department whose responsibilities include providing assurance that our operations are carried out in accordance with applicable environmental guidelines and safety precautions. Although we maintain pollution insurance to cover a portion of the costs of cleanup operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future. To date we believe that compliance with existing requirements of such governmental bodies has not had a material effect on our operations.
Employees
     On March 1, 2006, we had 271 full time employees. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement. Under our supervision, we utilize the services of independent contractors to perform various daily operational duties.

Forward-Looking Statements
     The information in this Form 10-K/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K/A.
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
     We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and marketing of oil and natural gas. These risks include, but are not limited to, commodity price volatility, third party interruption of sales to market, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, hurricanes and other weather conditions, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures and the other risks described in this Form 10-K/A.
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
     Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K/A occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.
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
     This Form 10-K/A contains estimates of our proved oil and gas reserves and the estimated future net cash flows from such reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir and is therefore inherently imprecise. Additionally, our interpretations of the rules governing the estimation of proved reserves could differ from the interpretation of staff members of regulatory authorities resulting in estimates that could be challenged by these authorities.
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
     Our oil and gas operations are subject to various U.S. federal, state and local laws and regulations. These laws and regulations may be changed in response to economic or political conditions. Regulated matters include: permits for exploration, development and production operations; limitations on our drilling activities in environmentally sensitive areas, such as wetlands and restrictions on the way we can release materials into the environment; bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs; reports concerning operations, the spacing of wells and unitization and pooling of properties; and taxation. Failure to comply with these laws and regulations can result in the assessment of administrative, civil, or criminal penalties, the issuance of remedial obligations, and the imposition of injunctions limiting or prohibiting certain of our operations. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow of oil and gas wells below actual production capacity. In addition, the OPA requires operators of offshore facilities such as us to prove that they have the financial capability to respond to costs that may be incurred in connection with potential oil spills. Under OPA and other federal and state environmental statutes like the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA), owners and operators of certain defined onshore and offshore facilities are strictly liable for spills of oil and other regulated substances, subject to certain limitations. Consequently, a substantial spill from one of our facilities subject to laws such as OPA, CERCLA and RCRA could require the expenditure of additional, and potentially significant, amounts of capital, or could have a material adverse effect on our earnings, results of operations, competitive position or financial condition. Federal, state and local laws regulate production, handling, storage, transportation and disposal of oil and gas, by-products from oil and gas and other substances, and materials produced or used in connection with oil and gas operations. We cannot predict the ultimate cost of compliance with these requirements or their impact on our earnings, operations or competitive position.
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

Oil and Natural Gas Reserves
     The information in this Annual Report on Form 10-K/A relating to our estimated oil and gas reserves is based upon reserve reports prepared as of December 31, 2005. The majority of our Gulf Coast Basin reserves have been audited by Netherland, Sewell & Associates, Inc. (An audit is an examination of Reserve Information that is conducted for the purpose of expressing an opinion as to whether such Reserve Information, in the aggregate, is reasonable and has been estimated and presented in conformity with generally accepted petroleum engineering and evaluation principles. The Netherland, Sewell & Associates, Inc. audit report has been included as Exhibit 99.1 in this filing). The audited properties cover 72.6% of our total reserve base on a volumetric basis. Of the audited properties, 71% (on a volumetric basis) were prepared by Netherland, Sewell & Associates, Inc. with the remainder prepared by us. The remainder of our Gulf Coast Basin reserves were prepared by Cawley, Gillespie & Associates, Inc. and represent 3.0% of our reserves on a volumetric basis. Our Rocky Mountain Region reserves were prepared by Ryder Scott Company, L.P. and represent 24.4% of our reserves on a volumetric basis. All product pricing and cost estimates used in the reserve reports are in accordance with the rules and regulations of the SEC. The standardized measure of discounted future net cash flows has been calculated using a discount factor of 10%.
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

				Percent
	Proved	Proved	Total	Proved
	Developed	Undeveloped	Proved	Developed
Total Company:
Oil (MBbls)	31,557	9,952	41,509	76%

Natural gas (MMcf)	241,347	102,741	344,088	70%

Total oil and natural gas (MMcfe)	430,689	162,453	593,142	73%

Estimated future net cash flows, after tax (in thousands)	$2,078,835	$727,828	$2,806,663	74%

Standardized measure of discounted future net cash flows (in thousands)	$1,525,392	$407,587	$1,932,979	79%

Gulf Coast Basin:
Oil (MBbls)	24,806	6,307	31,113	80%

Natural gas (MMcf)	196,854	65,043	261,897	75%

Total oil and natural gas (MMcfe)	345,690	102,885	448,575	77%

Estimated future net cash flows, after tax (in thousands)	$1,682,884	$495,007	$2,177,891	77%

Standardized measure of discounted future net cash flows (in thousands)	$1,316,705	$312,486	$1,629,191	81%

Rocky Mountain Region:
Oil (MBbls)	6,751	3,645	10,396	65%

Natural gas (MMcf)	44,493	37,698	82,191	54%

Total oil and natural gas (MMcfe)	84,999	59,568	144,567	59%

Estimated future net cash flows, after tax (in thousands)	$395,951	$232,821	$628,772	63%

Standardized measure of discounted future net cash flows (in thousands)	$208,687	$95,101	$303,788	69%

     The following represents additional information on individually significant properties:

December 31, 2005
Estimated
		2005	Proved	Nature of
Field Name	Location	Production	Reserves	Interest
Ewing Bank Block 305	GOM Shelf	6.0 Bcfe	61.9 Bcfe	Working
Pinedale Vail II	Greater Green River	4.1 Bcfe	55.2 Bcfe	Working
Basin Wyoming USA
Sidney	Williston Basin	1.2 Bcfe	42.6 Bcfe	Working
North Dakota USA
Main Pass Block 288	GOM Shelf	4.6 Bcfe	37.0 Bcfe	Working
South Pelto Block 23	GOM Shelf	5.2 Bcfe	34.1 Bcfe	Working
South Timbalier Block 143/166/172	GOM Shelf	12.5 Bcfe	24.5 Bcfe	Working
     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein only represents estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. Results of drilling, testing and production subsequent to the date of an estimate may justify a revision of such estimate. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately produced. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geological success, prices, future production levels, operating costs, development costs and income taxes that may not prove to be correct. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of these estimates depends on the accuracy of the assumptions upon which they are based. See “Item 1A. Risk Factors – We have identified a material weakness in our internal controls relating to the estimation of proved reserves".
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

	Year Ended December 31,
		2004	2003
	2005	(Restated)	(Restated)
		(In thousands)
Acquisition costs, net of sales of unevaluated properties	$138,080	$201,550	$54,456
Development costs (1)	203,577	145,111	159,235
Exploratory costs	156,472	151,571	175,864

Subtotal	498,129	498,232	389,555
Capitalized salaries, general and administrative costs and interest, net of fees and reimbursements	35,339	22,926	22,027

Total additions to oil and gas properties	$533,468	$521,158	$411,582

(1)	Includes asset retirement costs of $53,687, $19,950 and $49,728 for the years ended December 31, 2005, 2004 and 2003, respectively.

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
     We are named as a defendant in certain other lawsuits and are a party to certain other regulatory proceedings arising in the ordinary course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial condition.

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

Name	Age	Position
David H. Welch	57	President, Chief Executive Officer and Director
Craig L. Glassinger	58	Executive Vice President – Business Development
Kenneth H. Beer	48	Senior Vice President and Chief Financial Officer
Andrew L. Gates, III	58	Senior Vice President, General Counsel and Secretary
E. J. Louviere	57	Senior Vice President – Land
J. Kent Pierret	50	Senior Vice President, Chief Accounting Officer and Treasurer
Jerome F. Wenzel, Jr.	53	Senior Vice President – Operations
Michael E. Madden	60	Vice President – Reserves
Florence M. Ziegler	45	Vice President – Human Resources and Administration
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
Equity Compensation Plan Information
     Please refer to Item 12 of this Annual Report on Form 10-K/A for information concerning securities authorized under our equity compensation plan.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to assist in understanding our financial position and results of operations for each of the years in the three-year period ended December 31, 2005. The financial information in this section has been restated, as further discussed in “Item 8. Note 1 – Financial Statements and Supplementary Data.” All period to period comparisons are based upon restated amounts. Our financial statements and the notes thereto, which are found elsewhere in this Form 10-K/A contain detailed information that should be referred to in conjunction with the following discussion. See “Item 8. Note 1 – Financial Statements and Supplementary Data.”
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
     In 2005, we adjusted our emphasis in our long-term incentive compensation from the issuance of stock options to the issuance of restricted stock. We expect total equity based compensation expense in 2006 to total between $9.8 and $10.3 million and estimate approximately $4.5 million of this amount will be capitalized.
     Hurricanes – Since the majority of our production originates in the Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production. In 2004 we experienced an approximate 7.0 Bcfe deferral of production due to Hurricane Ivan and in 2005 an approximate 16.4 Bcfe deferral due to Hurricanes Katrina and Rita. Although the financial impact of the hurricanes is difficult to project, we estimate the lost revenue in 2005 from the production deferred was approximately $150 million, although most volumes were deferred to a later period, not lost. The hurricane repair related expenses were approximately $25 million for 2005, although a majority is expected to be reimbursed by our insurance carriers. We had eight structures that were totally destroyed, two structures that have been condemned and over $50 million in estimated partial damage to other structures (these platform losses and repairs are substantially covered by insurance). In addition, we have identified approximately $100 million in expenditures over three years for removal of wreck and debris, and abandonment projects which are also substantially covered by insurance. Our overall production dropped from over 280 MMcfe per day in August 2005 to an exit rate in December 2005 of less than 200 MMcfe per day, as a number of pipeline and processing plants were still off line or constrained, and may remain as such throughout the balance of 2006. However, most of the affected production will ultimately come back on line, with less than 10 Bcfe of estimated proved reserves actually lost due to the hurricanes. The most significant impact to Stone has been at Mississippi Canyon 109/108, which is expected to remain off line until the fourth quarter of 2006 due to pipeline problems. Prior to going offline this property was producing approximately 20 MMcfe per day of production net to Stone. Although we do include hurricane contingencies in our production forecasting models, hurricane activity can be more frequent and disruptive than what is projected as was the case in 2004 and 2005.
     Regulatory Inquiries and Stockholder Lawsuits – We are subject to ongoing inquiries by the SEC and the Philadelphia Stock Exchange. We have also been named as a defendant in certain stockholder lawsuits resulting from our reserve restatement. The ultimate resolution of these matters and their impact on us is uncertain.
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

		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Contractual Obligations and Commitments:
8 1/4% Senior Subordinated Notes due 2011	$200,000	$—	$—	$—	$200,000
6 3/4% Senior Subordinated Notes due 2014	200,000	—	—	—	200,000
Bank credit facility (1)	163,000	—	163,000	—	—
Interest (2)	242,032	39,780	73,067	60,000	69,185
Asset retirement obligations including accretion	356,308	60,900	455	10,769	284,184
Leasehold commitment (3)	5,000	5,000	—	—	—
Exploration commitment (4)	21,270	21,270	—	—	—
Seismic data commitments (5)	60,602	32,307	28,295	—	—
Operating lease obligations	2,184	580	1,062	542	—

Total Contractual Obligations and Commitments	$1,250,396	$159,837	$265,879	$71,311	$753,369

(1)	The bank credit facility matures on April 30, 2008. See “Bank Credit Facility” above.

(2)	Assumes 6% interest rate on floating debt.

(3)	Represents sunk cost reimbursement due under the joint venture agreement with Kerr-McGee for deep water and deep shelf exploration.

(4)	Represents final commitment well under joint venture agreement with Kerr-McGee for deep water and deep shelf exploration.

(5)	Represents pre-commitments for seismic data purchases.
Results of Operation
     2005 Compared to 2004. The following table sets forth certain operating information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and gas reserves. See “Item 2. Properties – Oil and Natural Gas Reserves.”

	Year Ended December 31,
	2005	2004	Variance	% Change
		(Restated)
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
     The approximate $50 million revision in estimates of asset retirement obligations in 2005 is due to the following factors: (1) approximately $20.5 million of the increase is due to a significant increase in 2005 in the cost of services necessary to abandon oil and gas properties; (2) approximately $9.7 million of the increase is due to an accelerated time frame in which certain of our oil and gas properties will need to be abandoned as a result of hurricanes Katrina and Rita; and (3) approximately $19.8 million of the increase is due to additional costs of wreckage and debris removal associated with the hurricanes.
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

	Year Ended December 31,
	2004	2003	Variance	% Change
	(Restated)	(Restated)
Production:
Oil (MBbls)	5,438	5,727	(289)	(5%)
Gas (MMcf)	55,544	62,536	(6,992)	(11%)
Oil and gas (MMcfe)	88,172	96,898	(8,726)	(9%)
Average prices: (1)
Oil (per Bbl)	$39.38	$30.41	$8.97	29%
Gas (per Mcf)	5.94	5.34	0.60	11%
Oil and gas (per Mcfe)	6.17	5.25	0.92	18%
Expenses (per Mcfe):
Lease operating expenses	$1.13	$0.75	$0.38	51%
Salaries, general and administrative expenses (2)	0.16	0.15	0.01	7%
DD&A expense on oil and gas properties	2.36	1.92	0.44	23%
Estimated Proved Reserves at December 31:
Oil (MBbls)	42,385	44,508	(2,123)	(5%)
Gas (MMcf)	413,902	380,280	33,622	9%
Oil and gas (MMcfe)	668,210	647,326	20,884	3%

(1)	Includes the settlement of effective hedging contracts.

(2)	Exclusive of incentive compensation expense.
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
Forward-Looking Statements
     Certain of the statements set forth under this item and elsewhere in this Form 10-K/A are forward-looking and are based upon assumptions and anticipated results that are subject to numerous risks and uncertainties. See “Item 1. Business — Forward-Looking Statements” and “Item 1A. Risk Factors.”
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
     Stock-Based Compensation. On December 16, 2004, the FASB issued SFAS No. 123(R),”Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.
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
     We believe these positions have hedged approximately 35%-45% of our estimated 2006 production.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There have been no disagreements with our independent registered public accounting firm on our accounting or financial reporting that would require our independent registered public accounting firm to qualify or disclaim their report on our financial statements, or otherwise require disclosure in this Annual Report on Form 10-K/A.
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
     Because of this material weakness, management has concluded that, as of December 31, 2005 and December 31, 2004, we did not maintain effective internal control over financial reporting, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements:
The following consolidated financial statements, notes to the consolidated financial statements and the Report of Independent Registered Public Accounting Firm thereon are included beginning on pages F-1 of this Form 10-K/A:
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
3. Exhibits:

3.1	—	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	—	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.3	—	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.4	—	Amendment to restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-12074)).

4.1	—	Rights Agreement, with exhibits A, B and C thereto, dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-12074)).

4.2	—	Amendment No. 1, dated as of October 28, 2000, to Rights Agreement dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-51968)).

4.3	—	Indenture between Stone Energy Corporation and JPMorgan Chase Bank dated December 10, 2001 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-81380)).

4.4	—	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004.)

†4.5	—	Stone Energy Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†4.6	—	Adoption Agreement between Fidelity Management Trust Company and Stone Energy Corporation for the Stone Energy Corporation Deferred Compensation Plan dated December 1, 2004 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.1	—	Deferred Compensation and Disability Agreements between TSPC and D. Peter Canty dated July 16, 1981, and between TSPC and James H. Prince dated August 23, 1981 and September 20, 1981, respectively (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

†10.2	—	Conveyances of Net Profits Interests in certain properties to D. Peter Canty and James H. Prince (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

†10.3	—	Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.4	—	Stone Energy Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-12074)).

†10.5	—	Stone Energy Corporation Amendment to the Annual Incentive Compensation Plan dated January 15, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-12074)).

†10.6	—	Stone Energy Corporation Revised Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-12074)).

†10.7	—	Stone Energy Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107440)).

10.8	—	Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated April 30, 2004. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2004 (File No. 001-12074)).

10.9	—	Amendment No. 1 to the Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated December 14, 2004 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.10	—	Stone Energy Corporation 2004 Amended and Restated Stock Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107440)).

†10.11	—	Stone Energy Corporation Revised (2005) Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

16.1	—	Letter of Arthur Andersen LLP, dated June 26, 2002, regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K, filed June 27, 2002 (File No. 001-12074)).

18.1	—	Letter of Ernst & Young LLP, dated May 13, 2003, regarding change in accounting principles (incorporated by reference to Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003 (File No. 001-12074)).

*21.1	—	Subsidiaries of the Registrant.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*23.2	—	Consent of Netherland, Sewell & Associates, Inc.

*23.3	—	Consent of Ryder Scott Company, L.P.

*23.4	—	Consent of Cawley, Gillespie & Associates, Inc.

*31.1	—	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	—	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	—	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*99.1	—	Audit Report issued by Netherland, Sewell & Associates, Inc. dated February 8, 2006.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ENERGY CORPORATION
Date: August 25, 2006	By:	/s/ David H. Welch
David H. Welch
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James H. Stone	Chairman of the Board	August 25, 2006

James H. Stone

/s/ David H. Welch	President, Chief Executive Officer	August 25, 2006

David H. Welch	and Director
(principal executive officer)

/s/ Kenneth H. Beer	Senior Vice President and	August 25, 2006

Kenneth H. Beer	Chief Financial Officer
(principal financial officer)

/s/ J. Kent Pierret	Senior Vice President, Chief	August 25, 2006

J. Kent Pierret	Accounting Officer and Treasurer
(principal accounting officer)

/s/ Peter K. Barker	Director	August 25, 2006

Peter K. Barker

/s/ George R. Christmas	Director	August 25, 2006

George R. Christmas

/s/ B.J. Duplantis	Director	August 25, 2006

B.J. Duplantis

/s/ Raymond B. Gary	Director	August 25, 2006

Raymond B. Gary

/s/ John P. Laborde	Director	August 25, 2006

John P. Laborde

/s/ Kay G. Priestly	Director	August 25, 2006

Kay G. Priestly

/s/ David R. Voelker	Director	August 25, 2006

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
Reserves Restatement (Unaudited)
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

	Year Ended December 31,
	2004		2003
	As	As	As	As
	Reported	Restated	Reported	Restated
Income Statement:
Depreciation, depletion and amortization	$188,153	$210,861	$170,845	$188,813
Total operating expenses	322,186	344,894	282,115	300,083
Income from operations	222,015	199,307	226,190	208,222
Interest expense	16,104	16,835	19,132	19,860
Total other expenses, net	14,472	15,203	21,198	21,926
Net income before income taxes	207,543	184,104	204,992	186,296
Income tax provision	72,640	64,436	71,747	65,203
Income before cumulative effects of accounting changes, net of tax	134,903	119,668	133,245	121,093
Cumulative effect of accounting changes, net of tax	—	—	1,225	2,099
Net income	134,903	119,668	134,470	123,192
Earnings per common share:
Income before cumulative effects of accounting changes	$5.07	$4.50	$5.05	$4.60
Cumulative effects of accounting changes	—	—	0.05	0.07
Earnings per common share	$5.07	$4.50	$5.10	$4.67
Earnings per common share assuming dilution:
Income before cumulative effects of accounting changes	$5.01	$4.45	$5.02	$4.56
Cumulative effects of accounting changes	—	—	0.05	0.08
Earnings per common share assuming dilution	$5.01	$4.45	$5.07	$4.64

	Year Ended December 31,
	2004		2003
	As	As	As	As
	Reported	Restated	Reported	Restated
Cash Flow Statement:
Net income	$134,903	$119,668	$134,470	$123,192
Depreciation, depletion and amortization	188,153	210,861	170,845	188,813
Deferred income tax provision	72,640	64,436	71,747	65,203
Cumulative effect of accounting changes	—	—	(1,225)	(2,099)
Increase in accounts payable	—	900	—	—
Net cash flow provided by operating activities	369,499	369,668	391,539	390,811
Investment in oil and gas properties	(484,767)	(484,936)	(340,516)	(339,788)
Net cash used in investing activities	(474,990)	(475,159)	(341,908)	(341,180)
Supplemental disclosure for cash paid during the year for interest (net of amount capitalized)	15,214	15,945	22,898	23,626

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)

	Year December 31,
	2004		2003
	As	As	As	As
	Reported	Restated	Reported	Restated
Statement of Comprehensive Income:
Net income	$134,903	$119,668	$134,470	$123,192
Comprehensive income	134,378	119,143	130,475	119,197

	December 31,
	2004
	As	As
	Reported	Restated
Balance Sheet:
Proved oil and gas properties	$1,489,498	$1,376,151
Accumulated depreciation, depletion and amortization	1,516,620	1,640,362
Unevaluated oil and gas properties	153,041	141,157
Total assets	1,820,895	1,695,664
Deferred taxes	205,331	161,500
Total liabilities	966,561	922,730
Retained earnings	399,825	318,425
Total stockholders’ equity	854,334	772,934
Total liabilities and stockholders’ equity	1,820,895	1,695,664

	Quarters Ended
	March 31, 2005		June 30, 2005
	As	As	As	As
	Reported	Restated	Reported	Restated
	(Unaudited)		(Unaudited)
Income Statement:
Depreciation, depletion and amortization	$56,192	$62,021	$65,676	$72,399
Total operating expenses	93,805	99,634	106,181	112,904
Income from operations	62,348	56,519	79,057	72,334
Interest expense	5,624	5,831	5,721	5,934
Total other expenses, net	5,035	5,242	4,479	4,692
Net income before income taxes	57,313	51,277	74,578	67,642
Income tax provision	19,965	17,853	26,102	23,675
Net income	37,348	33,424	48,476	43,967
Earnings per common share	$1.40	$1.25	$1.80	$1.64
Earnings per common share assuming dilution	$1.38	$1.24	$1.79	$1.62

	Quarters Ended
	March 31, 2005		June 30, 2005
	As	As	As	As
	Reported	Restated	Reported	Restated
	(Unaudited)		(Unaudited)
Cash Flow Statement:
Net income	$37,348	$33,424	$48,476	$43,967
Depreciation, depletion and amortization	56,192	62,021	65,676	72,399
Deferred income tax provision	19,965	17,853	26,102	23,675
Net cash flow provided by operating activities	111,186	110,979	139,469	139,256
Investment in oil and gas properties	(180,059)	(179,852)	(109,553)	(109,340)
Net cash used in investing activities	(180,753)	(180,546)	(110,597)	(110,384)

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)

	Quarters Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Income Statement:
Depreciation, depletion and amortization	$46,744	$53,300	$50,060	$56,217	$46,139	$51,534	$45,210	$49,810
Total operating expenses	75,245	81,801	81,325	87,482	85,562	90,957	80,054	84,654
Income from operations	58,335	51,779	60,899	54,742	42,744	37,349	60,037	55,437
Interest expense	3,949	4,108	3,988	4,150	4,050	4,225	4,117	4,353
Total other expenses, net	3,300	3,459	5,663	5,825	3,413	3,588	2,096	2,331
Net income before income taxes	55,035	48,320	55,236	48,917	39,331	33,761	57,941	53,106
Income tax provision	19,262	16,912	19,333	17,121	13,766	11,816	20,279	18,587
Net income	35,773	31,408	35,903	31,796	25,565	21,945	37,662	34,519
Earnings per common share	$1.35	$1.19	$1.35	$1.20	$0.96	$0.82	$1.41	$1.29
Earnings per common share assuming dilution	$1.33	$1.17	$1.33	$1.18	$0.95	$0.82	$1.40	$1.28

	Quarters Ended
	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003
	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Income Statement:
Depreciation, depletion and amortization	$41,719	$45,433	$41,046	$44,634	$42,020	$45,961	$46,060	$52,785
Total operating expenses	68,645	72,358	68,700	72,289	71,704	75,645	73,066	79,791
Income from operations	88,901	85,188	48,512	44,923	44,289	40,349	44,488	37,762
Interest expense	5,521	5,696	5,167	5,357	4,760	4,962	3,684	3,845
Total other expenses, net	4,850	5,025	4,471	4,661	9,268	9,469	2,609	2,771
Net income before income taxes	84,051	80,163	44,041	40,262	35,021	30,880	41,879	34,991
Income tax provision	29,418	28,057	15,414	14,091	12,254	10,807	14,661	12,248
Income before cumulative effects of accounting changes, net of tax	54,633	52,106	28,627	26,171	22,767	20,073	27,218	22,743
Cumulative effect of accounting changes, net of tax	1,225	2,099	—	—	—	—	—	—
Net income	55,858	54,205	28,627	26,171	22,767	20,073	27,218	22,743
Earnings per common share:
Income before cumulative effects of accounting changes	$2.07	$1.98	$1.09	$0.99	$0.86	$0.76	$1.03	$0.86
Cumulative effects of accounting changes	0.05	0.08	—	—	—	—	—	—
Earnings per common share	$2.12	$2.06	$1.09	$0.99	$0.86	$0.76	$1.03	$0.86
Earnings per common share assuming dilution:
Income before cumulative effects of accounting changes	$2.06	$1.97	$1.08	$0.98	$0.86	$0.75	$1.02	$0.86
Cumulative effects of accounting changes	0.05	0.08	—	—	—	—	—	—
Earnings per common share assuming dilution	$2.11	$2.05	$1.08	$0.98	$0.86	$0.75	$1.02	$0.86

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
     The adjustments related to the restatement resulted in the following restated interim financial statements for each of the calendar years represented in this Form 10-K/A.
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30,	December 31,
	2005	2004
	(Restated)	(Restated)
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$65,912	$24,257
Accounts receivable	128,590	111,398
Deferred taxes	7,336	7,267
Other current assets	6,768	2,101

Total current assets	208,606	145,023

Oil and gas properties – full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $1,774,918 and $1,640,362 respectively	1,472,036	1,376,151
Unevaluated	215,411	141,157
Building and land, net	5,583	5,416
Fixed assets, net	6,721	4,761
Other assets, net	12,443	23,156

Total assets	$1,920,800	$1,695,664

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable to vendors	$115,982	$110,845
Undistributed oil and gas proceeds	52,556	36,457
Fair value of hedging contracts	20,038	14,346
Other accrued liabilities	9,802	11,973

Total current liabilities	198,378	173,621

Long-term debt	558,000	482,000
Deferred taxes	199,329	161,500
Asset retirement obligations	106,973	103,179
Other long-term liabilities	2,508	2,430

Total liabilities	1,065,188	922,730

Commitments and contingencies

Common stock	270	267
Treasury stock	(1,348)	(1,462)
Additional paid-in capital	477,922	466,478
Unearned compensation	(4,019)	(1,486)
Retained earnings	395,812	318,425
Accumulated other comprehensive loss	(13,025)	(9,288)

Total stockholders’ equity	855,612	772,934

Total liabilities and stockholders’ equity	$1,920,800	$1,695,664

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenue:
Oil production	$79,476	$57,557	$144,107	$110,796
Gas production	105,762	84,667	197,284	165,008

Total operating revenue	185,238	142,224	341,391	275,804

Operating expenses:
Lease operating expenses	29,684	22,859	57,608	42,750
Production taxes	3,998	1,912	6,425	3,723
Depreciation, depletion and amortization	72,399	56,217	134,420	109,517
Accretion expense	1,789	1,463	3,579	2,926
Salaries, general and administrative expenses	4,667	3,549	9,493	7,290
Incentive compensation expense	367	424	1,013	1,117
Derivative expenses	—	1,058	—	1,960

Total operating expenses	112,904	87,482	212,538	169,283

Income from operations	72,334	54,742	128,853	106,521

Other (income) expenses:
Interest	5,934	4,150	11,765	8,258
Other income	(1,242)	(708)	(1,831)	(1,357)
Other expense	—	2,383	—	2,383

Total other expenses	4,692	5,825	9,934	9,284

Income before taxes	67,642	48,917	118,919	97,237

Provision for income taxes:
Current	—	—	—	—
Deferred	23,675	17,121	41,528	34,033

Total income taxes	23,675	17,121	41,528	34,033

Net income	$43,967	$31,796	$77,391	$63,204

Basic earnings per share	$1.64	$1.20	$2.89	$2.38
Diluted earnings per share	$1.62	$1.18	$2.86	$2.35

Average shares outstanding	26,887	26,598	26,809	26,521
Average shares outstanding assuming dilution	27,149	26,954	27,094	26,876

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$77,391	$63,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	134,420	109,517
Accretion expense	3,579	2,926
Provision for deferred income taxes	41,528	34,033
Derivative expenses	—	1,960
Other non-cash items	928	1,057
Increase in accounts receivable	(17,192)	(22,928)
Increase in other current assets	(4,700)	(3,658)
Increase in other accrued liabilities	14,154	3,593
Investment in derivative contracts	—	(1,683)
Other	127	(10)

Net cash provided by operating activities	250,235	188,011

Cash flows from investing activities:
Investment in oil and gas properties	(289,192)	(203,978)
Proceeds from sale of oil and gas properties	1,600	5,005
Investment in fixed and other assets	(3,338)	(970)

Net cash used in investing activities	(290,930)	(199,943)

Cash flows from financing activities:
Proceeds from bank borrowings	76,000	22,000
Deferred financing costs	(186)	(2,277)
Proceeds from the exercise of stock options	6,536	6,354

Net cash provided by financing activities	82,350	26,077

Net increase in cash and cash equivalents	41,655	14,145

Cash and cash equivalents, beginning of period	24,257	17,100

Cash and cash equivalents, end of period	$65,912	$31,245

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$43,967	$31,796	$77,391	$63,204

Other comprehensive income (loss):
Adjustment for fair value accounting of derivatives, net of tax	7,378	235	(3,737)	(3,109)

Other comprehensive income (loss)	7,378	235	(3,737)	(3,109)

Comprehensive income	$51,345	$32,031	$73,654	$60,095

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,567	$24,257
Accounts receivable	125,405	111,398
Deferred taxes	11,386	7,267
Other current assets	789	2,101

Total current assets	173,147	145,023

Oil and gas properties – full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $1,701,618 and $1,640,362 respectively	1,439,078	1,376,151
Unevaluated	218,651	141,157
Building and land, net	5,580	5,416
Fixed assets, net	4,634	4,761
Other assets, net	12,545	23,156

Total assets	$1,853,635	$1,695,664

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable to vendors	$122,111	$110,845
Undistributed oil and gas proceeds	40,415	36,457
Fair value of hedging contracts	31,389	14,346
Other accrued liabilities	14,176	11,973

Total current liabilities	208,091	173,621

Long-term debt	558,000	482,000
Deferred taxes	176,143	161,500
Asset retirement obligations	106,787	103,179
Other long-term liabilities	2,470	2,430

Total liabilities	1,051,491	922,730

Commitments and contingencies

Common stock	269	267
Treasury stock	(1,348)	(1,462)
Additional paid-in capital	473,714	466,478
Unearned compensation	(1,932)	(1,486)
Retained earnings	351,844	318,425
Accumulated other comprehensive loss	(20,403)	(9,288)

Total stockholders’ equity	802,144	772,934

Total liabilities and stockholders’ equity	$1,853,635	$1,695,664

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
Operating revenue:
Oil production	$64,631	$53,239
Gas production	91,522	80,341

Total operating revenue	156,153	133,580

Operating expenses:
Lease operating expenses	27,924	19,891
Production taxes	2,427	1,811
Depreciation, depletion and amortization	62,021	53,300
Accretion expense	1,790	1,463
Salaries, general and administrative expenses	4,826	3,741
Incentive compensation expense	646	693
Derivative expenses	—	902

Total operating expenses	99,634	81,801

Income from operations	56,519	51,779

Other (income) expenses:
Interest	5,831	4,108
Other income	(589)	(649)

Total other expenses	5,242	3,459

Income before taxes	51,277	48,320

Provision for income taxes:
Current	—	—
Deferred	17,853	16,912

Total income taxes	17,853	16,912

Net income	$33,424	$31,408

Basic earnings per share	$1.25	$1.19
Diluted earnings per share	$1.24	$1.17

Average shares outstanding	26,730	26,444
Average shares outstanding assuming dilution	27,039	26,798

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$33,424	$31,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	62,021	53,300
Accretion expense	1,790	1,463
Provision for deferred income taxes	17,853	16,912
Derivative expenses	—	902
Other non-cash items	541	86
Increase in accounts receivable	(14,006)	(11,477)
Decrease in other current assets	1,242	782
Increase in other accrued liabilities	7,991	7,440
Investment in derivative contracts	—	(1,683)
Other	123	(85)

Net cash provided by operating activities	110,979	99,048

Cash flows from investing activities:
Investment in oil and gas properties	(179,852)	(87,639)
Advance proceeds from sale of oil and gas property	—	4,225
Increase in other assets	(694)	(3,504)

Net cash used in investing activities	(180,546)	(86,918)

Cash flows from financing activities:
Proceeds from bank borrowings	76,000	9,000
Deferred financing costs	(137)	—
Proceeds from the exercise of stock options	5,014	2,148

Net cash provided by financing activities	80,877	11,148

Net increase in cash and cash equivalents	11,310	23,278

Cash and cash equivalents, beginning of period	24,257	17,100

Cash and cash equivalents, end of period	$35,567	$40,378

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
Net income	$33,424	$31,408

Other comprehensive income (loss):
Adjustment for fair value accounting of derivatives, net of tax	(11,115)	(3,344)

Other comprehensive income (loss)	(11,115)	(3,344)

Comprehensive income	$22,309	$28,064

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	September 30,	December 31,
	2004	2003
	(Restated)	(Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,871	$17,100
Accounts receivable	85,317	75,066
Deferred taxes	7,441	3,407
Other current assets	3,651	2,507

Total current assets	147,280	98,080
Oil and gas properties – full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $1,591,345 and $1,420,371 respectively	1,219,760	1,119,164
Unevaluated	108,673	96,977
Building and land, net	5,408	5,202
Fixed assets, net	5,001	5,269
Other assets, net	8,900	7,793

Total assets	$1,495,022	$1,332,485

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable to vendors	$91,119	$87,646
Undistributed oil and gas proceeds	39,724	30,793
Fair value of hedging contracts	19,294	7,336
Other accrued liabilities	15,368	10,779

Total current liabilities	165,505	136,554

Long-term debt	370,000	370,000
Deferred taxes	139,512	95,309
Asset retirement obligations	82,657	78,877
Fair value of hedging contracts	4,627	4,770
Other long-term liabilities	2,557	2,864

Total liabilities	764,858	688,374

Commitments and contingencies

Common stock	267	264
Treasury stock	(1,462)	(1,550)
Additional paid-in capital	463,696	455,391
Retained earnings	283,906	198,769
Accumulated other comprehensive loss	(16,243)	(8,763)

Total stockholders’ equity	730,164	644,111

Total liabilities and stockholders’ equity	$1,495,022	$1,332,485

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenue:
Oil production	$56,752	$40,493	$167,548	$127,394
Gas production	71,554	75,501	236,562	263,357

Total operating revenue	128,306	115,994	404,110	390,751

Operating expenses:
Normal lease operating expenses	19,666	15,121	53,526	45,827
Major maintenance expenses	11,090	5,209	19,980	10,451
Production taxes	2,169	1,410	5,892	4,368
Depreciation, depletion and amortization	51,534	45,961	161,051	136,028
Accretion expense	1,463	1,573	4,389	4,719
Salaries, general and administrative expenses	3,378	3,641	10,668	10,578
Incentive compensation expense	588	577	1,705	1,914
Derivative expenses	1,069	2,153	3,029	6,407

Total operating expenses	90,957	75,645	260,240	220,292

Income from operations	37,349	40,349	143,870	170,459

Other (income) expenses:
Interest	4,225	4,962	12,483	16,015
Other income	(637)	(692)	(1,994)	(2,058)
Other expense	—	538	2,383	538
Early extinguishment of debt	—	4,661	—	4,661

Total other expenses	3,588	9,469	12,872	19,156

Income before taxes	33,761	30,880	130,998	151,303

Provision for income taxes:
Current	—	—	—	—
Deferred	11,816	10,807	45,849	52,953

Total income taxes	11,816	10,807	45,849	52,953

Income before cumulative effects of accounting changes, net of tax	21,945	20,073	85,149	98,350

Cumulative effect of accounting changes, net of tax	—	—	—	2,099

Net income	$21,945	$20,073	$85,149	$100,449

Basic earnings per share:
Income before effects of accounting changes, net of tax	$0.82	$0.76	$3.21	$3.73
Cumulative effects of accounting changes, net of tax	—	—	—	0.08

Basic earnings per share	$0.82	$0.76	$3.21	$3.81

Diluted earnings per share:
Income before effects of accounting changes, net of tax	$0.82	$0.75	$3.17	$3.70
Cumulative effects of accounting changes, net of tax	—	—	—	0.08

Diluted earnings per share	$0.82	$0.75	$3.17	$3.78

Average shares outstanding	26,640	26,378	26,561	26,366
Average shares outstanding assuming dilution	26,918	26,589	26,890	26,560

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash provided by operating activities:	$85,149	$100,449
Depreciation, depletion and amortization	161,051	136,028
Accretion expense	4,389	4,719
Provision for deferred income taxes	45,849	52,953
Derivative expenses	3,029	6,407
Cumulative effect of accounting changes	—	(2,099)
Early extinguishment of debt	—	1,744
Other non-cash items	1,156	525

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,251)	935
Increase in other current assets	(2,195)	(1,089)
Increase in other accrued liabilities	12,946	10,826
Investment in derivative contracts	(1,683)	(516)
Other	(21)	58

Net cash provided by operating activities	299,419	310,940

Cash flows from investing activities:
Investment in oil and gas properties	(280,438)	(230,879)
Proceeds from sale of oil and gas properties	11,948	—
Increase in other assets	(1,458)	(1,604)

Net cash used in investing activities	(269,948)	(232,483)

Cash flows from financing activities:
Proceeds from bank borrowings	22,000	90,000
Repayment of bank borrowings	(22,000)	(61,000)
Redemption of senior subordinated notes	—	(100,000)
Deferred financing costs	(2,357)	(143)
Proceeds from exercise of stock options	6,657	1,197

Net cash provided by (used in) financing activities	4,300	(69,946)

Net increase in cash and cash equivalents	33,771	8,511

Cash and cash equivalents, beginning of period	17,100	27,609

Cash and cash equivalents, end of period	$50,871	$36,120

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$21,945	$20,073	$85,149	$100,449

Other comprehensive income (loss):
Adjustment for fair value accounting of derivatives, net of tax	(4,371)	2,303	(7,480)	(4,580)
Effect of change in accounting treatment for swaps, net of tax	—	551	—	1,712

Other comprehensive income (loss)	(4,371)	2,854	(7,480)	(2,868)

Comprehensive income	$17,574	$22,927	$77,669	$97,581

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30,	December 31,
	2004	2003
	(Restated)	(Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,245	$17,100
Accounts receivable	97,994	75,066
Other current assets	10,231	5,914

Total current assets	139,470	98,080
Oil and gas properties – full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $1,532,747and $1,420,371 respectively	1,207,851	1,119,164
Unevaluated	97,650	96,977
Building and land, net	5,315	5,202
Fixed assets, net	5,112	5,269
Other assets, net	11,202	7,793

Total assets	$1,466,600	$1,332,485

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable to vendors	$87,833	$87,646
Undistributed oil and gas proceeds	36,314	30,793
Fair value of swap and collar contracts	11,424	7,336
Other accrued liabilities	8,623	10,779

Total current liabilities	144,194	136,554

Long-term debt	392,000	370,000
Deferred taxes	127,704	95,309
Asset retirement obligations	82,007	78,877
Fair value of swap contracts	5,066	4,770
Other long-term liabilities	3,409	2,864

Total liabilities	754,380	688,374

Commitments and contingencies

Common stock	267	264
Treasury stock	(1,462)	(1,550)
Additional paid-in capital	463,326	455,391
Retained earnings	261,961	198,769
Accumulated other comprehensive loss	(11,872)	(8,763)

Total stockholders’ equity	712,220	644,111

Total liabilities and stockholders’ equity	$1,466,600	$1,332,485

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenue:
Oil production	$57,557	$39,330	$110,796	$86,902
Gas production	84,667	77,882	165,008	187,856

Total operating revenue	142,224	117,212	275,804	274,758

Operating expenses:
Normal lease operating expenses	17,070	15,681	33,860	30,706
Major maintenance expenses	5,789	2,541	8,890	5,242
Production taxes	1,912	1,499	3,723	2,958
Depreciation, depletion and amortization	56,217	44,634	109,517	90,067
Accretion expense	1,463	1,573	2,926	3,146
Salaries, general and administrative expenses	3,549	3,602	7,290	6,937
Incentive compensation expense	424	678	1,117	1,337
Derivative expenses	1,058	2,081	1,960	4,254

Total operating expenses	87,482	72,289	169,283	144,647

Income from operations	54,742	44,923	106,521	130,111

Other (income) expenses:
Interest	4,150	5,357	8,258	11,053
Other income	(708)	(696)	(1,357)	(1,367)
Other expense	2,383	—	2,383	—

Total other expenses	5,825	4,661	9,284	9,686

Income before taxes	48,917	40,262	97,237	120,425

Provision for income taxes:
Current	—	—	—	—
Deferred	17,121	14,091	34,033	42,148

Total income taxes	17,121	14,091	34,033	42,148

Income before cumulative effects of accounting changes, net of tax	31,796	26,171	63,204	78,277

Cumulative effect of accounting changes, net of tax	—	—	—	2,099

Net income	$31,796	$26,171	$63,204	$80,376

Basic earnings per share:
Income before effects of accounting changes, net of tax	$1.20	$0.99	$2.38	$2.97
Cumulative effects of accounting changes, net of tax	—	—	—	0.08

Basic earnings per share	$1.20	$0.99	$2.38	$3.05

Diluted earnings per share:
Income before effects of accounting changes, net of tax	$1.18	$0.98	$2.35	$2.95
Cumulative effects of accounting changes, net of tax	—	—	—	0.08

Diluted earnings per share	$1.18	$0.98	$2.35	$3.03

Average shares outstanding	26,598	26,355	26,521	26,350
Average shares outstanding assuming dilution	26,954	26,585	26,876	26,535

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash provided by operating activities:	$63,204	$80,376
Depreciation, depletion and amortization	109,517	90,067
Accretion expense	2,926	3,146
Provision for deferred income taxes	34,033	42,148
Derivative expenses	1,960	4,254
Cumulative effect of accounting changes	—	(2,099)
Other non-cash items	1,057	368

Changes in operating assets and liabilities:
Increase in accounts receivable	(22,928)	(5,906)
Increase in other current assets	(3,658)	(2,662)
Increase in other accrued liabilities	3,593	3,521
Investment in derivative contracts	(1,683)	(516)
Other	(10)	76

Net cash provided by operating activities	188,011	212,773

Cash flows from investing activities:
Investment in oil and gas properties	(203,978)	(156,247)
Proceeds from sale of oil and gas properties	5,005	—
Increase in other assets	(970)	(817)

Net cash used in investing activities	(199,943)	(157,064)

Cash flows from financing activities:
Proceeds from bank borrowings	22,000	—
Repayment of bank borrowings	—	(55,000)
Deferred financing costs	(2,277)	(143)
Proceeds from the exercise of stock options	6,354	487

Net cash provided by (used in) financing activities	26,077	(54,656)

Net increase in cash and cash equivalents	14,145	1,053

Cash and cash equivalents, beginning of period	17,100	27,609

Cash and cash equivalents, end of period	$31,245	$28,662

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$31,796	$26,171	$63,204	$80,376

Other comprehensive income (loss):
Adjustment for fair value accounting of derivatives, net of tax	235	(3,643)	(3,109)	(6,883)
Effect of change in accounting treatment for swaps, net of tax	—	513	—	1,160

Other comprehensive income (loss)	235	(3,130)	(3,109)	(5,723)

Comprehensive income	$32,031	$23,041	$60,095	$74,653

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31,	December 31,
	2004	2003
	(Restated)	(Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,378	$17,100
Accounts receivable	86,543	75,066
Fair value of put contracts	384	1,040
Other current assets	5,687	4,874

Total current assets	132,992	98,080
Oil and gas properties – full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $1,472,970 and $1,420,371 respectively	1,153,117	1,119,164
Unevaluated	100,433	96,977
Building and land, net	5,254	5,202
Fixed assets, net	4,997	5,269
Other assets, net	10,497	7,793

Total assets	$1,407,290	$1,332,485

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable to vendors	$89,844	$87,646
Undistributed oil and gas proceeds	38,454	30,793
Fair value of swap contracts	10,569	7,336
Other accrued liabilities	10,910	10,779

Total current liabilities	149,777	136,554

Long-term debt	379,000	370,000
Deferred taxes	111,501	95,309
Asset retirement obligations	79,988	78,877
Fair value of swap contracts	5,246	4,770
Other long-term liabilities	6,933	2,864

Total liabilities	732,445	688,374

Commitments and contingencies

Common stock	265	264
Treasury stock	(1,550)	(1,550)
Additional paid-in capital	458,061	455,391
Retained earnings	230,177	198,769
Accumulated other comprehensive loss	(12,108)	(8,763)

Total stockholders’ equity	674,845	644,111

Total liabilities and stockholders’ equity	$1,407,290	$1,332,485

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(Restated)	(Restated)
Operating revenue:
Oil production	$53,239	$47,572
Gas production	80,341	109,974

Total operating revenue	133,580	157,546

Operating expenses:
Normal lease operating expenses	16,790	15,025
Major maintenance expenses	3,101	2,701
Production taxes	1,811	1,459
Depreciation, depletion and amortization	53,300	45,433
Accretion expense	1,463	1,573
Salaries, general and administrative expenses	3,741	3,335
Incentive compensation expense	693	659
Derivative expenses	902	2,173

Total operating expenses	81,801	72,358

Income from operations	51,779	85,188

Other (income) expenses:
Interest	4,108	5,696
Other income	(649)	(671)

Total other expenses	3,459	5,025

Income before taxes	48,320	80,163

Provision for income taxes:
Current	—	—
Deferred	16,912	28,057

Total income taxes	16,912	28,057

Income before cumulative effects of accounting changes, net of tax	31,408	52,106

Cumulative effect of accounting changes, net of tax	—	2,099

Net income	$31,408	$54,205

Basic earnings per share:
Income before cumulative effects of accounting changes, net of tax	$1.19	$1.98
Cumulative effects of accounting changes, net of tax	—	0.08

Basic earnings per share	$1.19	$2.06

Diluted earnings per share:
Income before cumulative effects of accounting changes, net of tax	$1.17	$1.97
Cumulative effects of accounting changes, net of tax	—	0.08

Diluted earnings per share	$1.17	$2.05

Average shares outstanding	26,444	26,345
Average shares outstanding assuming dilution	26,798	26,489

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash provided by operating activities:	$31,408	$54,205
Depreciation, depletion and amortization	53,300	45,433
Accretion expense	1,463	1,573
Provision for deferred income taxes	16,912	28,057
Derivative expenses	902	2,173
Cumulative effect of accounting changes	—	(2,099)
Other non-cash items	86	186

Changes in operating assets and liabilities:
Increase in accounts receivable	(11,477)	(32,596)
Decrease in other current assets	782	1,502
Increase in other accrued liabilities	7,440	11,180
Investment in derivative contracts	(1,683)	(516)
Other	(85)	24

Net cash provided by operating activities	99,048	109,122

Cash flows from investing activities:
Investment in oil and gas properties	(87,639)	(83,533)
Advance proceeds from sale of oil and gas property	4,225	—
(Increase) decrease in other assets	(3,504)	2,195

Net cash used in investing activities	(86,918)	(81,338)

Cash flows from financing activities:
Proceeds from bank borrowings	9,000	—
Repayment of bank borrowings	—	(20,000)
Deferred financing costs	—	(143)
Proceeds from the exercise of stock options	2,148	138

Net cash provided by (used in) financing activities	11,148	(20,005)

Net increase in cash and cash equivalents	23,278	7,779

Cash and cash equivalents, beginning of period	17,100	27,609

Cash and cash equivalents, end of period	$40,378	$35,388

NOTE 1 — RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS: (Continued)
STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(Restated)	(Restated)
Net income	$31,408	$54,205

Other comprehensive income (loss):
Adjustment for fair value accounting of derivatives, net of tax	(3,344)	(3,240)
Effect of change in accounting treatment for swaps, net of tax	—	647

Other comprehensive income (loss)	(3,344)	(2,593)

Comprehensive income	$28,064	$51,612

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
     Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (based on period-end hedge adjusted commodity prices and excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows.
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
NOTE 5 — INVESTMENT IN OIL AND GAS PROPERTIES:
     The following table discloses certain financial data relative to our oil and gas producing activities located onshore and offshore the continental United States, which represents our only operating segment:

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Oil and gas properties—
Balance, beginning of year	$3,157,670	$2,636,512	$2,224,930
Costs incurred during the year:
Capitalized—
Acquisition costs, net of sales of unevaluated properties	138,080	201,550	54,456
Exploratory costs	156,472	151,571	175,864
Development costs (1)	203,577	145,111	159,235
Salaries, general and administrative costs and interest	35,939	23,395	22,274
Less: overhead reimbursements	(600)	(469)	(247)

Total costs incurred during year	533,468	521,158	411,582

Balance, end of year	$3,691,138	$3,157,670	$2,636,512

(1) Includes asset retirement costs of $53,687, $19,950 and $49,728 for the years ended December 31, 2005, 2004 and 2003, respectively.

Charged to expense—
Lease operating expenses	$114,664	$100,045	$72,786
Production taxes	13,179	7,408	5,975
Accretion expense	7,159	5,852	6,292

	$135,002	$113,305	$85,053

Unevaluated oil and gas properties—
Costs incurred during year:
Acquisition costs	$87,486	$43,268	$19,708
Exploration costs	37,841	23,022	3,063
Capitalized interest	14,391	5,114	6,164

	$139,718	$71,404	$28,935

NOTE 5 — INVESTMENT IN OIL AND GAS PROPERTIES: (Continued)

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Accumulated depreciation, depletion and amortization—
Balance, beginning of year	($1,640,362)	($1,420,371)	($1,261,436)
Provision for DD&A	(238,269)	(208,043)	(185,957)
Asset retirement costs	—	—	34,736
Cumulative effect of change in accounting	—	—	(7,239)
Sale of proved properties	(1,549)	(11,948)	(475)

Balance, end of year	($1,880,180)	($1,640,362)	($1,420,371)

Net capitalized costs (proved and unevaluated)	$1,810,958	$1,517,308	$1,216,141

DD&A per Mcfe	$2.87	$2.36	$1.92

     The following table discloses financial data associated with unevaluated costs at December 31, 2005:

		Net Costs incurred (evaluated) during the
	Balance as of	year ended December 31,
	December 31,				2002
	2005	2005	2004	2003	and prior
Acquisition costs	$182,720	$87,486	$38,899	$9,599	$46,736
Exploration costs	37,841	37,841	—	—	—
Capitalized interest	26,086	14,391	4,181	3,596	3,918

Total unevaluated costs	$246,647	139,718	$43,080	$13,195	$50,654

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

NOTE 6 — ASSET RETIREMENT OBLIGATIONS: (Continued)
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
     The change in our ARO during 2005 and 2004 is set forth below:

		2004
	2005	(Restated)
Asset retirement obligation as of the beginning of the year	$106,091	$80,288
Liabilities incurred	7,461	27,173
Liabilities settled	(3,741)	(2,719)
Accretion expense	7,159	5,852
Revision of estimates	49,967	(4,503)

Asset retirement obligation as of the end of the year, including current portion	$166,937	$106,091

NOTE 7 — INCOME TAXES:
     An analysis of our deferred taxes follows:

	As of December 31,
	2005	2004
		(Restated)
Net operating loss carryforward	$42,109	$38,800
Statutory depletion carryforward	5,278	5,302
Contribution carryforward	377	351
Capital loss carryforward	—	7
Alternative minimum tax credit carryforward	682	812
Temporary differences:
Oil and gas properties — full cost	(278,806)	(203,406)
Hedges	(2,631)	5,001
Other	(1,240)	41
Valuation allowance	(377)	(358)

	($234,608)	($153,450)

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
     Under the financial covenants of our credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the amended credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (ii) maintain a Consolidated Tangible Net Worth (as defined). In addition, the credit facility places certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends. The violation of any of these covenants could give rise to a default, which if not cured could give the lenders under the facility a right to accelerate payment. During 2005, the participating banks in our credit facility granted waivers from certain covenants regarding the filing of our financial statements until March 31, 2006. Additionally, we agreed to secure borrowings under the facility with a security interest in certain oil and gas properties. As of the date of this filing we had not completed the transfer of the security interests to the banks participating in the facility. If we are unable to complete this transaction by March 31, 2006, it is possible that the balance of the facility could become due at that time; however, we believe we could replace the facility if this were to occur.
     On December 15, 2004, we issued $200,000 6 3/4% Senior Subordinated Notes due 2014. The notes were sold at par value and we received net proceeds of $195,500 and are subordinated to our senior unsecured credit facility and rank pari passu with our 8 1/4% Senior Subordinated Notes. There is no sinking fund requirement and the notes are redeemable at our option, in whole but not in part, at any time before December 15, 2009 at a Make-Whole Amount. Beginning December 15, 2009, the notes are redeemable at our option, in whole or in part, at 103.375% of their principal amount and thereafter at prices declining annually to 100% on and after December 15, 2012. In addition, before December 15, 2007, we may redeem up to 35% of the aggregate principal amount of the notes issued with net proceeds from an equity offering at 106.75%. The notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the notes a right to accelerate payment. At December 31, 2005, $592 had been accrued in connection with the June 15, 2006 interest payment. We received notice of non-compliance from holders of over 25 percent of the outstanding principal amount of our $200,000 6 3/4% Senior Subordinated Notes due 2014 relating to the non-issuance of financial statements. The receipt of notice of non-compliance started a 60 day period beginning February 15, 2006 in which to cure the default relating to the non-issuance of financial statements. As a consequence of these notices, we became unable to borrow additional funds under our bank credit facility until the default was cured. We believe the filing of our 2005 Form 10-K and our September 30, 2005 Form 10-Q cured the default.
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
     In connection with our exploration efforts, specifically in the deep water of the Gulf of Mexico, we have committed to acquire seismic data from certain providers on multiple offshore blocks over the next three years. As of December 31, 2005, our seismic data purchase commitments totaled $60,602 to be incurred over the next three years.
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
     The fair value of each stock option granted was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	—	—	—
Expected volatility	36.47%	39.92%	41.89%
Risk-free interest rate	3.84%	3.90%	3.66%
Expected option life (1)	6.0 Years	6.0 Years	6.0 Years

(1)	The expected life of options granted to nonemployee directors was assumed to be four years.

NOTE 12 — EMPLOYEE BENEFIT PLANS: (Continued)
     The following table summarizes information regarding stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of	Options	Wgtd. Avg.	Wgtd. Avg.	Options	Wgtd. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/05	Contractual Life	Price	at 12/31/05	Price
$20 – $30	103,000	1.2 years	$24.95	103,000	$24.95
30 – 40	955,754	6.2 years	35.61	534,115	35.62
40 – 50	400,634	6.8 years	45.92	140,320	45.13
50 – 70	442,674	4.5 years	56.17	383,234	56.51

	1,902,062	5.7 years	41.99	1,160,669	42.72

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

NOTE 13 — OIL AND GAS RESERVE INFORMATION – UNAUDITED:
     Our net proved oil and gas reserves at December 31, 2005 have been prepared in accordance with guidelines established by the SEC. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.
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
     The following table sets forth an analysis of the estimated quantities of net proved and proved developed oil (including condensate) and natural gas reserves, all of which are located onshore and offshore the continental United States:

			Oil and
		Natural	Natural
	Oil in	Gas in	Gas in
	MBbls	MMcf	MMcfe
Estimated proved reserves as of December 31, 2002 (restated)	40,735	376,236	620,644
Revisions of previous estimates (restated)	(1,936)	(18,033)	(29,649)
Extensions, discoveries and other additions (restated)	7,776	73,994	120,650
Purchase of producing properties	3,731	10,647	33,033
Sale of reserves	(71)	(28)	(454)
Production (1)	(5,727)	(62,536)	(96,898)

Estimated proved reserves as of December 31, 2003 (restated)	44,508	380,280	647,326
Revisions of previous estimates (restated)	(1,625)	(16,585)	(26,335)
Extensions, discoveries and other additions (restated)	3,830	66,501	89,481
Purchase of producing properties (restated)	1,819	44,976	55,890
Sale of reserves	(709)	(5,726)	(9,980)
Production	(5,438)	(55,544)	(88,172)

Estimated proved reserves as of December 31, 2004 (restated)	42,385	413,902	668,210
Revisions of previous estimates	(4,745)	(50,881)	(79,349)
Extensions, discoveries and other additions	6,534	34,492	73,696
Purchase of producing properties	2,173	704	13,743
Production	(4,838)	(54,129)	(83,158)

Estimated proved reserves as of December 31, 2005	41,509	344,088	593,142

Estimated proved developed reserves:
as of December 31, 2003 (restated)	36,046	293,540	509,816

as of December 31, 2004 (restated)	33,115	312,454	511,144

as of December 31, 2005	31,557	241,347	430,689

(1)	Excludes gas production volumes related to the volumetric production payment.

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
NOTE — All amounts for 2004 and for the first two quarters of 2005 have been restated for the Financial Restatement described in Note 1 – Restatement of Historical Financial Statements.

GLOSSARY OF CERTAIN INDUSTRY TERMS
     The definitions set forth below shall apply to the indicated terms as used in this Form 10-K/A. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.
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

G-2

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	—	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.3	—	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.4	—	Amendment to restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-12074)).

4.1	—	Rights Agreement, with exhibits A, B and C thereto, dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-12074)).

4.2	—	Amendment No. 1, dated as of October 28, 2000, to Rights Agreement dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-51968)).

4.3	—	Indenture between Stone Energy Corporation and JPMorgan Chase Bank dated December 10, 2001 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-81380)).

4.4	—	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004.)

†4.5	—	Stone Energy Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†4.6	—	Adoption Agreement between Fidelity Management Trust Company and Stone Energy Corporation for the Stone Energy Corporation Deferred Compensation Plan dated December 1, 2004 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.1	—	Deferred Compensation and Disability Agreements between TSPC and D. Peter Canty dated July 16, 1981, and between TSPC and James H. Prince dated August 23, 1981 and September 20, 1981, respectively (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).
†10.2	—	Conveyances of Net Profits Interests in certain properties to D. Peter Canty and James H. Prince (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

†10.3	—	Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.4	—	Stone Energy Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-12074)).

†10.5	—	Stone Energy Corporation Amendment to the Annual Incentive Compensation Plan dated January 15, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-12074)).

Exhibit
Number		Description

†10.6	—	Stone Energy Corporation Revised Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-12074)).

†10.7	—	Stone Energy Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107440)).

10.8	—	Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated April 30, 2004. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2004 (File No. 001-12074)).

10.9	—	Amendment No. 1 to the Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated December 14, 2004 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.10	—	Stone Energy Corporation 2004 Amended and Restated Stock Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107440)).

†10.11	—	Stone Energy Corporation Revised (2005) Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2004 (File No. 001-12074)).

16.1	—	Letter of Arthur Andersen LLP, dated June 26, 2002, regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K, filed June 27, 2002 (File No. 001-12074)).

18.1	—	Letter of Ernst & Young LLP, dated May 13, 2003, regarding change in accounting principles (incorporated by reference to Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003 (File No. 001-12074)).

*21.1	—	Subsidiaries of the Registrant.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*23.2	—	Consent of Netherland, Sewell & Associates, Inc.

*23.3	—	Consent of Ryder Scott Company, L.P.

*23.4	—	Consent of Cawley, Gillespie & Associates, Inc.

*31.1	—	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	—	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	—	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*99.1	—	Audit Report issued by Netherland, Sewell & Associates, Inc. dated February 8, 2006.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.