Form 10-K
period 2006-12-31
STONE ENERGY CORP
filed 2007-02-28
CIK 904080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
☐ Yes       ☑ No
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,203,747,622 as of June 30, 2006 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape on that day).
     As of February 14, 2007, the registrant had outstanding 27,949,958 shares of Common Stock, par value $.01 per share.
     Document incorporated by reference: Portions of the Definitive Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 17, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I
     This section highlights information that is discussed in more detail in the remainder of the document. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Forward-Looking Statements” section beginning on page 7 of this document for an explanation of these types of statements. We use the terms “Stone”, “Stone Energy”, “company”, “we”, “us” and “our” to refer to Stone Energy Corporation. Certain terms relating to the oil and gas industry are defined in “Glossary of Certain Industry Terms”, which begins on page G-1 of this Form 10-K.
ITEM 1. BUSINESS
The Company
     Stone Energy is an independent oil and natural gas company engaged in the acquisition and subsequent exploration, development, operation and production of oil and gas properties located in the conventional shelf of the Gulf of Mexico (the “GOM”), the deep shelf of the GOM, the deepwater of the GOM, the Rocky Mountain Basins and the Williston Basin. Stone is also engaged in an exploratory joint venture in Bohai Bay, China. Our corporate headquarters are located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.
Available Information
     We make available free of charge on our Internet web site (www.stoneenergy.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). In addition, the public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available on our Internet web site our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and Audit, Compensation and Nominating and Governance Committee Charters, respectively, which have been approved by our board of directors. We will make immediate disclosure by a Current Report on Form 8-K and on our web site of any change to, or waiver from, the Code of Business Conduct and Ethics for our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is also available, free of charge by writing us at: Chief Financial Officer, Stone Energy Corporation, P.O. Box 52807, Lafayette, LA 70505. The annual CEO certification required by Section 303A.12 of the New York Stock Exchange Listed Company Manual was submitted on June 6, 2006.
Strategy and Operational Overview
     Since our public offering in 1993, we have been engaged in the acquisition, exploration and development of mature oil and gas properties in the Gulf Coast Basin, which includes onshore Louisiana and offshore GOM. During 2004, we broadened our conventional shelf acquisition and exploitation strategy in order to diversify, extend reserve life and take advantage of a strong oil and gas market. This broadened growth strategy included targeting reserves and production in the deep shelf and deep water of the GOM, furthering our position in the Rocky Mountain Region (Rocky Mountain Basins and Williston Basin) to complement our existing portfolio of properties in the Gulf Coast Basin (onshore, shelf and deep shelf) and investigating viable opportunities in other areas including international areas. In December 2006, we announced that our Board of Directors had approved and endorsed a strategic plan to re-focus on our Gulf of Mexico conventional shelf properties. As part of this strategy, we expect to divest selected properties in the Rocky Mountain Region and the Gulf Coast Basin in 2007. We anticipate that the proceeds from the planned asset sales would be used to materially reduce our debt. As part of this renewed strategy, we anticipate further investment in our assets in Bohai Bay, China in 2007 to bring the project to evaluation. Additionally, we anticipate pursuing alternatives in the deep water Gulf of Mexico on a selected basis. As of February 14, 2007, our property portfolio consisted of 56 active properties and 60 primary term leases in the Gulf Coast Basin and 21 active properties in the Rocky Mountain Region.
     As of December 31, 2006, we had estimated proved reserves of approximately 590.9 billion cubic feet of natural gas equivalent (“Bcfe”), 71% of which were classified as proved developed and 58% of which were natural gas. For the year ended December 31, 2006, we produced an average of 211 million cubic feet of natural gas equivalent (“MMcfe”) per day. During 2006, we generated net cash flow from operating activities of $399.0 million.

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
     Gulf of Mexico — Deep Water/ Deep Shelf
     We believe that the deep water of the GOM is an important exploration area, even though it involves high risk, high costs and substantial lead time to develop infrastructure. We have made a significant investment in seismic data and have assembled a technical team with prior geological, geophysical and engineering experience in the deep water arena to evaluate potential opportunities. During 2006, we drilled one deep water well, which was not successful. As of yet, we have no production or reserves in the deep water of the GOM.
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
     Rocky Mountain Basins
     Our assets in the Rocky Mountain Basins represented 9% of our total production in 2006 and 25% of our total estimated proved reserves (on a volumetric basis) at December 31, 2006. Our Rocky Mountain Basins include positions in the Wind River and Greater Green River Basins in Wyoming and Uinta Basin in Utah. A substantial portion of our Rocky Mountain Basin reserves have been targeted for potential sale in 2007.
     Williston Basin
     Our Williston Basin assets represented 6% of our total production in 2006 and 6% of our total estimated proved reserves (on a volumetric basis) at December 31, 2006. A substantial portion of our Williston Basin reserves have been targeted for potential sale in 2007.
     International
     During 2006, we entered into an agreement to participate in the drilling of two exploratory wells on two offshore concessions in Bohai Bay, China. After the drilling of the two wells it has been determined that additional drilling will be necessary to evaluate the commercial viability of this project. We have the potential to earn an interest in 750,000 acres on these two concessions.
Oil and Gas Marketing
     Our oil and natural gas production is sold at current market prices under short-term contracts. Conoco, Inc., Sequent Energy Management LP and Shell Trading (US) Company, each accounted for between 10%-13% of oil and natural gas revenue generated during the year ended December 31, 2006. No other purchaser accounted for 10% or more of our total oil and natural gas revenue during 2006. We believe that the loss of any of our major purchasers would not result in a material adverse effect on our ability to market future oil and gas production. From time to time, we may enter into transactions that hedge the price of oil and natural gas. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk.”

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
Regulation
     Our U.S. oil and gas operations are subject to various U.S. federal, state and local laws and regulations.
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
Environmental Regulation
     As a lessee and operator of onshore and offshore oil and gas properties in the United States, we are subject to stringent federal, state and local laws and regulations relating to environmental protection as well as controlling the manner in which various substances, including wastes generated in connection with oil and gas industry operations, are released into the environment. Compliance with these laws and regulations require the acquisition of permits authorizing air emissions and wastewater discharge from operations and can affect the location or size of wells and facilities, limit or prohibit the extent to which exploration and development may be allowed, and require proper closure of wells and restoration of properties that are being abandoned. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, imposition of remedial obligations, incurrence of capital costs to comply with governmental standards, and even injunctions that limit or prohibit exploration and production operations or the disposal of substances generated in connection with oil and gas industry operation.
     We currently operate or lease, and have in the past operated or leased, a number of properties that for many years have been used for the exploration and production of oil and gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or wastes may have been disposed of or released on or under the properties operated or leased by us or on or under other locations where such hydrocarbons or wastes have been taken for recycling or disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or wastes was not under our control. These properties and the hydrocarbons and wastes disposed thereon may be subject to laws and regulations imposing joint and several, strict liability, without regard to fault or the legality of the original conduct, that could require us to remove or remediate previously disposed wastes or environmental contamination, or to perform remedial plugging or pit closure to prevent future contamination.
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
     We have made, and will continue to make, expenditures in efforts to comply with environmental laws and regulations. While we believe that we are in substantial compliance with applicable environmental laws and regulations in effect and that continued compliance with existing requirements will not have a material adverse impact on us, we also believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards and, thus, we cannot give any assurance that we will not be adversely affected in the future. For instance, in response to recent studies suggesting that emissions of certain gases including carbon dioxide, may be contributing to warming of the Earth’s atmosphere, many foreign nations have agreed to limit emissions of these gases, generally referred to as “greenhouse gases,” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol”. Although the United States is not participating in the Kyoto Protocol, the current session of Congress is considering climate control legislation, with multiple bills having already been introduced in the Senate that propose to restrict greenhouse gas emissions. By comparison, several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases. Also, on November 29, 2006, the U.S. Supreme Court heard arguments on a case appealed from the U.S. Circuit Court of Appeals for the District Columbia, Massachusetts, et al. v. EPA, in which the appellate court held that the U.S. Environmental Protection Agency had discretion under the federal Clean Air Act to refuse to regulate carbon dioxide emissions from mobile sources. Passage of climate control legislation by Congress or a Supreme Court reversal of the appellate decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases. Any federal or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States in which we conduct business could adversely affect our operations and demand for our products.
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
Employees
     On February 14, 2007, we had 240 full time employees. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement. Under our supervision, we utilize the services of independent contractors to perform various daily operational duties.
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
     Our revenues, cash flows, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Factors that can cause this fluctuation include:
•	relatively minor changes in the supply of and demand for oil and natural gas;

•	market uncertainty;

•	the level of consumer product demands;

•	hurricanes and other weather conditions;

•	domestic and foreign governmental regulations;

•	the price and availability of alternative fuels;

•	political and economic conditions in oil producing countries, particularly those in the Middle East, Russia, South America and Africa;

•	the foreign supply of oil and natural gas;

•	the price of oil and gas imports; and

•	overall domestic and foreign economic conditions.
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
     In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Gulf of Mexico reservoirs tend to be recovered quickly through production with associated steep declines, while declines in other regions after initial flush production tend to be relatively low. During 2006, 85% of our production and 69% of our estimated proved reserves were derived from Gulf of Mexico reservoirs, while the remaining portions of our production and reserves were derived from the Rocky Mountain Region. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration drilling activities. Our future natural gas and oil production is highly dependent upon our level of success in finding or acquiring additional reserves at a unit cost that is sustainable at prevailing commodity prices.
Our actual recovery of reserves may substantially differ from our proved reserve estimates.
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

     As articulated in “Item 9A. Controls and Procedures”, management identified in 2005 a material weakness in internal controls that did not prevent the overstatement of our proved oil and gas reserves in prior periods. We made various changes in our internal controls that we believe remediate this weakness. However, we can provide no assurances that we will not experience weaknesses in controls in this area in the future.
     We may not be able to fund our planned capital expenditures.
     We spend and will continue to spend a substantial amount of capital for the acquisition, exploration, exploitation, development and production of oil and gas reserves. Our capital expenditures, including acquisitions and exclusive of estimated asset retirement costs, were $639.2 million during 2006, $479.8 million during 2005 and $501.2 million during 2004. We have budgeted total capital expenditures in 2007, excluding property acquisitions, asset retirement costs, hurricane related expenditures and capitalized salaries, general and administrative costs and interest, to be approximately $320 million. If low oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operating activities to decrease, we may be limited in our ability to fund the capital necessary to complete our capital expenditures program. In addition, if our borrowing base under our credit facility is re-determined to a lower amount, this could adversely affect our ability to fund our planned capital expenditures. After utilizing our available sources of financing, we may be forced to raise additional debt or equity proceeds to fund such capital expenditures. We cannot assure you that additional debt or equity financing will be available or cash flows provided by operations will be sufficient to meet these requirements.
Our debt level and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations and business prospects.
     As of February 14, 2007, we had $797 million in outstanding indebtedness. We have a borrowing base under our bank credit facility of $325 million with availability of an additional $100 million of borrowings as of February 14, 2007.
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
     Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences on our operations, including:
•	making it more difficult for us to satisfy our obligations under the indentures or other debt and increasing the risk that we may default on our debt obligations;

•	requiring us to dedicate a substantial portion of our cash flow from operating activities to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general business activities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	detracting from our ability to successfully withstand a downturn in our business or the economy generally;

•	placing us at a competitive disadvantage against other less leveraged competitors; and

•	making us vulnerable to increases in interest rates, because debt under our credit facility and our senior floating rate notes is at variable rates.
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
We have experienced significant shut-ins and losses of production in 2004, 2005 and 2006 due to the effects of hurricanes in the Gulf of Mexico .
     Approximately 69% of our estimated proved reserves at December 31, 2006 and 85% of our production during 2006 were associated with our Gulf Coast Basin properties. Accordingly, if the level of production from these properties substantially declines, it could have a material adverse effect on our overall production level and our revenue. We are particularly vulnerable to significant risk from hurricanes and tropical storms. During 2004, we experienced an approximate 7.0 Bcfe deferral of production due to Hurricane Ivan. During 2006 and 2005, we experienced an approximate deferral of 15.6 Bcfe and 16.4 Bcfe of production, respectively, due to Hurricanes Katrina and Rita. We are unable to predict what impact future hurricanes and tropical storms might have on our future results of operations and production.
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
Lower oil and gas prices and other factors may cause us to record ceiling test write-downs.
     We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (based on period-end hedge adjusted commodity prices and excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. As of December 31, 2006, our ceiling test computation resulted in an after-tax write-down of $330.5 million based on a Henry Hub gas price of $5.635 per MMBtu and a West Texas Intermediate oil price of $61.05 per barrel. This charge does not impact cash flow from operating activities, but does reduce net income. The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our undeveloped property values, or if estimated future development costs increase. We cannot assure you that we will not experience additional ceiling test write-downs in the future.
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
     We maintain insurance of various types to cover our operations, including maritime employer’s liability and comprehensive general liability. Coverage amounts are provided by primary liability policies. In addition, we maintain operator’s extra expense insurance, which provides coverage for the care, custody and control of wells drilled and/or completed plus re-drill and pollution coverage. The exact amount of coverage for each well is dependent upon its depth and location. We experienced Gulf of Mexico production interruption in 2005 and 2006 from Hurricanes Katrina and Rita for which we do not have any loss of production insurance.
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
     Our operations are dependent upon key management and technical personnel. We cannot assure you that individuals will remain with us for the immediate or foreseeable future. The unexpected loss of the services of one or more of these individuals could have an adverse effect on us.
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
     As a result of this transaction, a conflict of interest may exist between us and such director with respect to the drilling of additional wells or other development operations.
We do not pay dividends.
     We have never declared or paid any cash dividends on our common stock and have no intention to do so in the near future. The restrictions on our present or future ability to pay dividends are included in the provisions of the Delaware General Corporation Law and in certain restrictive provisions in the indenture executed in connection with our 8 1/4% Senior Subordinated Notes due 2011, 6 3/4% Senior Subordinated Notes due 2014 and Senior Floating Rate Notes due 2010. In addition, we have entered into a credit facility that contains provisions that may have the effect of limiting or prohibiting the payment of dividends.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
     As of February 14, 2007, our property portfolio consisted of 56 active properties and 60 primary term leases in the Gulf Coast Basin and 21 active properties in the Rocky Mountain Region. We serve as operator on 60% of our active properties, including a 47% operating percentage on our Gulf Coast Basin properties and 13% operating percentage on our Rocky Mountain Region properties. The properties that we operate accounted for 69% of our year-end 2006 estimated proved reserves. This high operating percentage allows us to better control the timing, selection and costs of our drilling and production activities.
Oil and Natural Gas Reserves
     The information in this Annual Report on Form 10-K relating to our estimated oil and natural gas proved reserves is based upon reserve reports prepared as of December 31, 2006. Estimates of our Gulf Coast Basin proved reserves were prepared by Netherland, Sewell & Associates, Inc. and represent 69% of our estimated proved reserves on a volumetric basis. Estimates of our Rocky Mountain Region proved reserves were prepared by Ryder Scott Company, L.P. and represent 31% of our estimated proved reserves on a volumetric basis.
     The following table sets forth our estimated proved oil and natural gas reserves as of December 31, 2006.

			Total	Percent
	Proved Developed	Proved Undeveloped	Proved	Proved Developed
Total Company:
Oil (MBbls)	33,301	8,059	41,360	81%
Natural gas (MMcf)	222,664	120,118	342,782	65%
Total oil and natural gas (MMcfe)	422,470	168,472	590,942	71%

Gulf Coast Basin:
Oil (MBbls)	27,532	5,500	33,032	83%
Natural gas (MMcf)	168,029	42,344	210,373	80%
Total oil and natural gas (MMcfe)	333,221	75,344	408,565	82%

Rocky Mountain Region:
Oil (MBbls)	5,769	2,559	8,328	69%
Natural gas (MMcf)	54,635	77,774	132,409	41%
Total oil and natural gas (MMcfe)	89,249	93,128	182,377	49%
     The following represents additional information on individually significant properties:

December 31,
2006
Estimated
		2006	Proved	Nature of
Field Name	Location	Production	Reserves	Interest
Pinedale Vail II	Greater Green River	4.4 Bcfe	103.3 Bcfe	Working
Basin, Wyoming USA
Mississippi Canyon Block 109	GOM Shelf	4.9 Bcfe	85.3 Bcfe	Working
Ewing Bank Block 305	GOM Shelf	6.0 Bcfe	59.8 Bcfe	Working
Sidney	Williston Basin	3.8 Bcfe	31.1 Bcfe	Working
North Dakota USA
Main Pass Block 288	GOM Shelf	5.8 Bcfe	27.9 Bcfe	Working
South Pelto Block 23	GOM Shelf	4.8 Bcfe	25.3 Bcfe	Working
Vermilion Block 255	GOM Shelf	3.2 Bcfe	25.0 Bcfe	Working
Jonah Field	Greater Green River	1.1 Bcfe	24.5 Bcfe	Working
Basin, Wyoming USA

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

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Acquisition costs, net of sales of unevaluated properties	$228,108	$138,080	$201,550
Development costs (1)	370,201	203,577	145,111
Exploratory costs	160,371	156,472	151,571

Subtotal	758,680	498,129	498,232
Capitalized salaries, general and administrative costs and interest, net of fees and reimbursements	41,543	35,339	22,926

Total additions to oil and gas properties	$800,223	$533,468	$521,158

(1)	Includes asset retirement costs of $161,048, $53,687 and $19,950 for the years ended December 31, 2006, 2005 and 2004, respectively.

     Productive Well and Acreage Data. The following table sets forth certain statistics regarding the number of productive wells and developed and undeveloped acreage as of December 31, 2006.

	Gross	Net
Productive Wells:
Oil (1):
Gulf Coast Basin	133.00	95.24
Rocky Mountain Region	264.00	147.26

	397.00	242.50

Gas (2):
Gulf Coast Basin	114.00	66.59
Rocky Mountain Region	77.00	29.49

	191.00	96.08

Total	588.00	338.58

Developed Acres:
Gulf Coast Basin	38,835.43	24,229.37
Rocky Mountain Region	51,134.70	21,222.18

Total	89,970.13	45,451.55

Undeveloped Acres (3):
Gulf Coast Basin	550,461.20	377,705.58
Rocky Mountain Region	645,566.17	530,104.77

Total	1,196,027.37	907,810.35

(1)	12 gross wells each have dual completions.

(2)	8 gross wells each have dual completions.

(3)	Leases covering approximately 4% of our undeveloped gross acreage will expire in 2007, 9% in 2008, 6% in 2009, 21% in 2010, 7% in 2011, 3% in 2012, 1% in both 2013 and 2014 and 7% and in 2015. Leases covering the remainder of our undeveloped gross acreage (41%) are held by production.
     Drilling Activity. The following table sets forth our drilling activity for the periods indicated.

	Year Ended December 31,
	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive	6.00	3.49	7.00	6.17	17.00	11.02
Nonproductive	13.00	9.26	8.00	5.17	11.00	7.78

Development Wells:
Productive	43.00	22.48	37.00	22.42	20.00	9.61
Nonproductive	1.00	0.51	6.00	2.86	3.00	2.07
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
     In 2005 Stone received notice that the staff of the SEC (the “Staff”) was conducting an informal inquiry into the revision of Stone’s proved reserves and the financial statement restatement. The Staff has also informed Stone that it is likely to obtain a formal order of investigation with its inquiry. In addition, Stone has received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement. Stone is cooperating fully with both inquiries.
     On or around November 30, 2005, George Porch filed a putative class action in the United States District Court for the Western District of Louisiana (the “Federal Court”) against Stone, David Welch, Kenneth Beer, D. Peter Canty and James Prince purporting to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Three similar complaints were filed soon thereafter. All complaints had asserted a putative class period commencing on June 17, 2005 and ending on October 6, 2005. All complaints contended that, during the putative class period, defendants, among other things, misstated or failed to disclose (i) that Stone had materially overstated Stone’s financial results by overvaluing its oil reserves through improper and aggressive reserve methodologies; (ii) that the Company lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) that as a result of the foregoing, the values of the Company’s proved reserves, assets and future net cash flows were materially overstated at all relevant times. On March 17, 2006, these purported class actions were consolidated, with El Paso Fireman & Policeman’s Pension Fund designated as Lead Plaintiff (“Securities Action”). Lead plaintiff filed a consolidated class action complaint on or about June 14, 2006. The consolidated complaint alleges claims similar to those described above and expands the putative class period to commence on May 2, 2001 and to end on March 10, 2006. On September 13, 2006, Stone and the individual defendants filed motions seeking dismissal of that action. The motion has since been fully briefed by the parties, but – as of this date – has not been decided by the Federal Court.
     In addition, on or about December 16, 2005, Robert Farer and Priscilla Fisk filed respective complaints in the Federal Court purportedly alleging claims derivatively on behalf of Stone. Similar complaints were filed thereafter in the Federal Court by Joint Pension Fund, Local No. 164, I.B.E.W., and in the 15th Judicial District Court, Parish of Lafayette, Louisiana (the “State Court”) by Gregory Sakhno. Stone was named as a nominal defendant and David Welch, Kenneth Beer, D. Peter Canty, James Prince, James Stone, John Laborde, Peter Barker, George Christmas, Richard Pattarozzi, David Voelker, Raymond Gary, B.J. Duplantis and Robert Bernhard were named as defendants in these actions. The State Court action purportedly alleged claims of breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets against all defendants, and claims of unjust enrichment and insider selling against certain individual defendants. The Federal Court derivative actions asserted purported claims against all defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment and claims against certain individual defendants for breach of fiduciary duty and violations of the Sarbanes-Oxley Act of 2002.
     On March 30, 2006, the Federal Court entered an order naming Robert Farer, Priscilla Fisk and Joint Pension Fund, Local No. 164, I.B.E.W. as co-lead plaintiffs in the Federal Court derivative action and directed the lead plaintiffs to file a consolidated amended complaint within forty-five days. On April 22, 2006, the complaint in the State Court derivative action was amended to also assert claims on behalf of a purported class of shareholders of Stone. In addition to the above mentioned claims, the amended State Court derivative action complaint purported to allege breaches of fiduciary duty by the director defendants in connection with the then proposed merger transaction with Plains and seeks an order enjoining the director defendants from entering into the then proposed transaction with Plains. On May 15, 2006, the first consolidated complaint in the Federal Court derivative action was filed; it contained a similar injunctive claim. On September 15, 2006, co-lead plaintiffs’ in the Federal Court derivative action further amended their complaint to seek an order enjoining Stone’s proposed merger with EPL based on substantially the same grounds previously asserted regarding the prior proposed transaction with Plains. On October 2, 2006, each of the defendants in the Federal Court derivative action filed or joined in motions seeking dismissal of all or part of that action. Those motions were denied without prejudice on November 30, 2006 when the Federal

Court granted the co-lead plaintiffs leave to file a third amended complaint. Following the filing of the third amended complaint in the Federal Court derivative action, defendants filed motions seeking to have that action either dismissed or stayed until resolution of the pending motion to dismiss the Securities Action before the Federal Court. On December 21, 2006 the Federal Court stayed the Federal Court derivative action at least until resolution of the pending motion to dismiss the Securities Action after which time a hearing will be conducted by the Federal Court to determine the propriety of maintaining that stay.
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
     On or around October 16, 2006, following the execution of the Termination and Release Agreement, plaintiffs in both the ATS Litigation and the Farrington Litigation sought (and were later granted leave by the Court) to file Second Amended Complaints that, among other things, added claims seeking a recovery in the amount of the $8 Million Payment. On October 26, 2006, ATS voluntarily dismissed the ATS Litigation without prejudice, while — as of this date — the Farrington Action remains pending. On November 2, 2006, Stone and EPL filed motions to dismiss the Farrington Action. Those motions are currently pending and being briefed by the parties. The Delaware Court has yet to reach a determination as to the merits of the claims asserted in the Farrington Action with respect to the Plains Termination Fee or the $8 Million Payment.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted for a vote of our stockholders during the third or fourth quarters of 2006.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth information regarding the names, ages (as of February 14, 2007) and positions held by each of our executive officers, followed by biographies describing the business experience of our executive officers for at least the past five years. Our executive officers serve at the discretion of the board of directors.

Name	Age	Position
David H. Welch	58	President, Chief Executive Officer and Director
Kenneth H. Beer	49	Senior Vice President and Chief Financial Officer
Andrew L. Gates, III	59	Senior Vice President, General Counsel and Secretary
E. J. Louviere	58	Senior Vice President – Land
J. Kent Pierret	51	Senior Vice President, Chief Accounting Officer and Treasurer
Jerome F. Wenzel, Jr	54	Senior Vice President – Operations
Florence M. Ziegler	46	Vice President – Human Resources and Administration
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
     Jerome F. Wenzel, Jr. joined Stone in October 2004 as Vice President-Production and Drilling and was named Senior Vice President – Operations in September 2005. Prior to joining Stone, Mr. Wenzel held managerial and executive positions with Amoco and BP America, Inc. over a 29 year career.
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

	High	Low
2005
First Quarter	$52.21	$41.16
Second Quarter	51.93	40.51
Third Quarter	62.50	48.99
Fourth Quarter	61.75	42.00

2006
First Quarter	$51.40	$38.55
Second Quarter	51.50	40.12
Third Quarter	48.25	39.64
Fourth Quarter	40.19	34.71

2007 First Quarter (through February 14, 2007)	$35.35	$32.26
     On February 14, 2007, the last reported sales price on the New York Stock Exchange Composite Tape was $34.33 per share. As of that date, there were 427 holders of record of our common stock.
Dividend Restrictions
     In the past, we have not paid cash dividends on our common stock, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and development of our business. The restrictions on our present or future ability to pay dividends are included in the provisions of the Delaware General Corporation Law and in certain restrictive provisions in the indentures executed in connection with our 8 1/4% Senior Subordinated Notes due 2011, 6 3/4% Senior Subordinated Notes due 2014 and Senior Floating Rate Notes due 2010. In addition, our bank credit facility contains provisions that may have the effect of limiting or prohibiting the payment of dividends.
Issuer Purchases of Equity Securities
     There were no purchases of Stone’s common stock by us or on our behalf during the quarterly period ended December 31, 2006.
Equity Compensation Plan Information
     Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity compensation plan.

Stock Performance Graph
     As required by applicable rules of the Securities and Exchange Commission, the performance graph shown below was prepared based upon the following assumptions:
1.	$100 was invested in the Company’s Common Stock, the S&P 500 and the Peer Group (as defined below) on December 31, 2001 at $39.50 per share for the Company’s Common Stock and at the closing price of the stocks comprising the S&P 500 and the Peer Group, respectively, on such date.

2.	Peer Group investment is weighted based upon the market capitalization of each individual company within the Peer Group at the beginning of the period.

3.	Dividends are reinvested on the ex-dividend dates.

Measurement Period
(Fiscal Year Covered)	SGY	New Peer Group	Old Peer Group	S&P 500
12/31/02	84.46	98.18	107.84	77.90
12/31/03	107.47	122.27	141.03	100.25
12/31/04	114.15	167.11	195.75	111.15
12/31/05	115.27	246.35	295.93	116.61
12/31/06	89.49	250.95	321.26	135.03
     The companies that comprise the Company’s current Peer Group are as follows: Bois D’Arc Energy, Cabot Oil & Gas Corporation, Callon Petroleum Company, Comstock Resources, Inc., Energy Partners, Ltd., Forest Oil Corporation, Newfield Exploration Company, St. Mary Land and Exploration Company, Swift Energy Company, The Houston Exploration Company, and W&T Offshore, Inc.
     Meridian Resource Corporation, Noble Energy Inc., Pogo Producing Company, Vintage Petroleum, Inc. and XTO Energy Inc. were removed from the Company’s Peer Group and were replaced by Bois D’Arc Energy, Comstock Resources, Inc., Energy Partners Ltd., and W&T Offshore, Inc. pursuant to resolution of the Board of Directors on February 15, 2006.
     The information in this Form 10-K appearing under the heading “Stock Performance Graph” is being “furnished” pursuant to Item 2.01(e) of Regulation S-K under the Securities Act of 1933, as amended, and shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, other than as provided in Item 2.01(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth a summary of selected historical financial information for each of the years in the five-year period ended December 31, 2006. This information is derived from our Financial Statements and the notes thereto. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	YEAR ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statement of Operations Data:
Operating revenue:
Oil production	$348,979	$244,469	$214,153	$174,139	$155,913
Gas production	337,321	391,771	330,048	334,166	221,582
Derivative income	2,688	—	—	—	—

Total operating revenue	688,988	636,240	544,201	508,305	377,495

Operating expenses:
Lease operating expenses	159,043	114,664	100,045	72,786	76,673
Production taxes	13,472	13,179	7,408	5,975	5,039
Depreciation, depletion and amortization	320,696	241,426	210,861	188,813	175,496
Write-down of oil and gas properties	510,013	—	—	—	—
Accretion expense	12,391	7,159	5,852	6,292	—
Derivative expense	—	3,388	4,099	8,711	15,968
Salaries, general and administrative expenses	34,266	22,705	14,311	14,870	13,190
Incentive compensation expense	4,356	1,252	2,318	2,636	851

Total operating expenses	1,054,237	403,773	344,894	300,083	287,217

Income (loss) from operations	(365,249)	232,467	199,307	208,222	90,278

Other (income) expenses:
Interest expense	35,931	23,151	16,835	19,860	23,141
Other expense	5	—	1,541	538	—
Early extinguishment of debt	—	—	845	4,661	—
Merger expenses	50,029	—	—	—	—
Merger expense reimbursement	(51,500)	—	—	—	—
Other income	(7,186)	(3,894)	(4,018)	(3,133)	(3,328)

Total other expenses, net	27,279	19,257	15,203	21,926	19,813

Income (loss) before income taxes	(392,528)	213,210	184,104	186,296	70,465
Income tax provision (benefit)	(138,306)	76,446	64,436	65,203	24,662

Income (loss) before cumulative effects of accounting changes, net of tax	(254,222)	136,764	119,668	121,093	45,803
Cumulative effects of accounting changes, net of tax (1)	—	—	—	2,099	—

Net income (loss)	($254,222)	$136,764	$119,668	$123,192	$45,803

Earnings and dividends per common share:
Income (loss) before cumulative effects of accounting changes per share	($9.29)	$5.07	$4.50	$4.60	$1.74

Earnings (loss) per common share	($9.29)	$5.07	$4.50	$4.67	$1.74

Income (loss) before cumulative effects of accounting changes per share assuming dilution	($9.29)	$5.02	$4.45	$4.56	$1.73

Earnings (loss) per common share assuming dilution	($9.29)	$5.02	$4.45	$4.64	$1.73

Cash dividends declared	—	—	—	—	—

Cash Flow Data:
Net cash provided by operating activities	$399,035	$461,213	$369,668	$390,811	$222,891
Net cash used in investing activities	(660,456)	(499,932)	(475,159)	(341,180)	(216,570)
Net cash provided by (used in) financing activities	240,575	94,170	112,648	(60,140)	8,133

Balance Sheet Data (at end of period):
Working capital (deficit)	$1,845	$16,506	($28,598)	($38,474)	($1,212)
Oil and gas properties, net	1,784,425	1,810,959	1,517,308	1,216,141	963,494
Total assets	2,128,471	2,140,317	1,695,664	1,332,485	1,094,930
Long-term debt, less current portion	797,000	563,000	482,000	370,000	431,000
Stockholders’ equity	711,640	944,123	772,934	644,111	522,601

(1)	Cumulative effects of accounting changes related to the adoption of SFAS No. 143 and change to the Units of Production method of DD&A.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to assist in understanding our financial position and results of operations for each of the years in the three-year period ended December 31, 2006. Our financial statements and the notes thereto, which are found elsewhere in this Form 10-K contain detailed information that should be referred to in conjunction with the following discussion. See “Item 8. Financial Statements and Supplementary Data – Note 1.”
Executive Overview
     We are an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties located in the conventional shelf of the Gulf of Mexico (the “GOM”), deep shelf of the GOM, deep water of the GOM and several basins in the Rocky Mountain Region. We are also engaged in an exploratory joint venture in Bohai Bay, China. Our business strategy is to increase reserves, production and cash flow through the acquisition, exploitation and development of mature properties in the Gulf Coast Basin and exploring opportunities in the deep water environment of the Gulf of Mexico, Rocky Mountain Region and other potential areas. See “Item 1. Business – Strategy and Operational Overview.”
     2006 Significant Events.
•	Property Acquisition — On July 14, 2006, we completed a $188.1 million acquisition of additional working interests in Mississippi Canyon Blocks 109 and 108. The acquisition was financed with a portion of the proceeds from the private placement of $225 million aggregate principal amount of senior floating rate notes due 2010. With the acquisition, we increased our working interest in Mississippi Canyon Block 109 from 33% to 100% and in Mississippi Canyon Block 108 from 16.5% to 24.8%.

•	International Operations - During 2006, we entered into an agreement to participate in the drilling of two exploratory wells on two offshore concessions in Bohai Bay, China. After the drilling of the two wells, it has been determined that additional drilling will be necessary to evaluate the commercial viability of this project. We have the potential to earn an interest in 750,000 acres on these two concessions.

•	Termination of Merger Agreements – On April 23, 2006, we entered into an Agreement and Plan of Merger with Plains Exploration and Production Company (“PXP”) and Plains Acquisition Corporation, a wholly-owned subsidiary of PXP (“Plains Acquisition”). On June 22, 2006, we terminated our merger agreement with PXP and Plains Acquisition and entered into an Agreement and Plan of Merger (“EPL Merger Agreement”) with Energy Partners, Ltd. (“EPL”) and EPL Acquisition Corp. LLC (“EPL Acquisition”), a wholly-owned subsidiary of EPL. On October 11, 2006, we entered into an agreement with EPL and EPL Acquisition pursuant to which the EPL Merger Agreement was terminated.
     2007 Outlook.
     In December 2006, we announced that our Board of Directors had approved and endorsed a strategic plan to re-focus on our Gulf of Mexico conventional shelf properties. As part of this strategy, we expect to divest selected properties in the Rocky Mountain Region and the Gulf Coast Basin in 2007. We anticipate that the proceeds from the planned asset sales would be used to materially reduce our debt. We expect these divestitures to be substantially completed in the second quarter of 2007. As part of this renewed strategy, we anticipate further investment in our assets in Bohai Bay, China in 2007 to bring the project to evaluation. Additionally, we anticipate pursuing further opportunities in the deep water Gulf of Mexico on a selected basis.
     Our 2007 capital expenditures budget is approximately $320 million, excluding acquisitions, asset retirement costs, hurricane related expenditures and capitalized interest and general and administrative expenses. The $320 million is expected to be spent as follows:

GOM exploitation program	47%
Rocky Mountain Region	27%
GOM facilities and P&A projects	11%
International exploration and purchase of deepwater seismic	15%
     This budget will be revised if we complete the sale of selected properties in the Rocky Mountain Region and the Gulf Coast Basin in 2007.

     Known Trends and Uncertainties
     Gulf Coast Basin Reserve Replacement – We have faced challenges in replacing production in the Gulf Coast Basin at a reasonable unit cost. This condition has been caused by a number of factors including the following:
•	rising costs of drilling, abandonment and production services;

•	lack of an adequate inventory of reserve targets of an attractive size; and

•	inadequate risking of projects to assist in appropriate portfolio management.
     During 2005 and early 2006, we instituted organizational changes which we believe will lead to a replenishment of our prospect inventory. Additionally, we have employed a new risk management system for project evaluation that we believe will result in more efficient portfolio management. Our 2007 Gulf Coast conventional shelf exploitation program reflects the results of our organizational and risk management changes.
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
     Hurricanes – Since the majority of our production originates in the Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production. In 2006 and 2005, we experienced deferrals of production due to Hurricanes Katrina and Rita of approximately 15.6 Bcfe and 16.4 Bcfe, respectively. The most significant impact to Stone was at Mississippi Canyon 109/108, which resumed production in September 2006. Although we do include hurricane contingencies in our production forecasting models, hurricane activity can be more frequent and disruptive than what is projected as was the case in 2005.
     Regulatory Inquiries and Stockholder Lawsuits – We are subject to ongoing inquiries by the SEC and the Philadelphia Stock Exchange. We have also been named as a defendant in certain stockholder lawsuits resulting from our reserve restatement. The ultimate resolution of these matters and their impact on us is uncertain. See “Item 3. Legal Proceedings”.
     International Operations – Included in unevaluated oil and gas property costs at December 31, 2006 are $40.6 million of capital expenditures related to our properties in Bohai Bay, China. Under full cost accounting, investments in individual countries represent separate cost centers for computation of depreciation, depletion and amortization as well as for full cost ceiling test evaluations. Given that this is our sole investment in the Peoples Republic of China, it is possible that upon a more complete evaluation of this project that some or all of this investment would be reclassed as a charge to expense on our income statement.
     Potential Gain or Loss on Divestiture – We anticipate the completion of our Rocky Mountain and Gulf Coast Basins divestiture program in the second quarter of 2007. If the nature and extent of the divestiture is deemed to significantly alter the relationship between capitalized costs and proved reserves attributable to our United States full cost pool, then full cost accounting rules require us to recognize a gain or loss on the sale. We are unable to determine at this time whether the recognition of a gain or loss will be required.
     Asset Retirement Obligations – We are continuing to experience increases in costs related to the removal of facilities and tangible equipment at the end of an oil and gas property’s useful life. In addition, hurricane damage and destruction has accelerated the time frame in which some of these operations will occur. This has resulted in increases in accretion expense, which will continue in 2007 and perhaps beyond.
     Depreciation, Depletion and Amortization – At December 31, 2006, we recorded a ceiling test write-down which reduced our net investment in oil and gas properties in the amount of $510 million. This will result in a reduction of the going forward unit cost of depreciation, depletion and amortization in the amount of $0.86 per mcfe.
Liquidity and Capital Resources
     Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $399.0 million during 2006 compared to $461.2 million and $369.7 million in 2005 and 2004, respectively. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2007 capital expenditures with cash flow provided by operating activities.
     Net cash flow used in investing activities totaled $660.5 million, $499.9 million and $475.2 million during 2006, 2005 and 2004, respectively, which primarily represents our investment in oil and gas properties.
     Net cash flow provided by financing activities totaled $240.6 million, $94.2 million and $112.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash flow provided by financing activities generated during 2006 primarily represents proceeds from the issuance of our Senior Floating Rate Notes due 2010, borrowings net of repayments under our bank credit facility and proceeds from the exercise of stock options. Net cash flow provided by financing activities generated during 2005 primarily relates to borrowings net of repayments under our bank credit facility and proceeds from the exercise of stock options. Net cash flow provided by financing activities generated during 2004 primarily relates to the proceeds from our 6 3/4% Senior Subordinated Notes offering offset in part by the use of offering proceeds to repay borrowings under our bank credit facility.
     We had working capital at December 31, 2006 of $1.8 million. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. “Liquidity” is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities. See “Bank Credit Facility.”
     Our 2007 capital expenditures budget, excluding acquisitions, asset retirement costs, hurricane related expenditures and capitalized interest and general and administrative expenses, is approximately $320 million, or 13% less than our 2006 capital expenditures, excluding acquisitions, asset retirement costs and capitalized interest and general and administrative expenses. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2007 capital program with cash flow provided by operating activities.
     To the extent that 2007 cash flow from operating activities exceeds our estimated 2007 capital expenditures, we may pay down a portion of our existing debt. If cash flow from operating activities during 2007 is not sufficient to fund estimated 2007 capital expenditures, we believe that our bank credit facility will provide us with adequate liquidity. See “Bank Credit Facility.”
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
     Bank Credit Facility. At February 14, 2007, we had $172 million of borrowings outstanding under our credit facility and letters of credit totaling $52.8 million had been issued pursuant to the facility. We have a borrowing base under the credit facility of $325 million, with availability of an additional $100.2 million in borrowings as of February 14, 2007. In July 2006, the borrowing base under the credit facility was increased to $325 million in connection with the preferential rights acquisition of the additional working interests in Mississippi Canyon Blocks 108 and 109. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.
     Under the financial covenants of our credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the amended credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (ii) maintain a Consolidated Tangible Net Worth (as defined). As of December 31, 2006 our debt to EBITDA Ratio was 1.64 to 1 and our Consolidated Tangible Net Worth was approximately $233.6 million in excess of the amount required to be maintained. In addition, the credit facility places certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends.
     Hedging. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk – Commodity Price Risk.”
Contractual Obligations and Other Commitments
     The following table summarizes our significant contractual obligations and commitments, other than hedging contracts, by maturity as of December 31, 2006.

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

			(In thousands)
Contractual Obligations and Commitments:
8 1/4% Senior Subordinated Notes due 2011	$200,000	$—	$—	$200,000	$—
6 3/4% Senior Subordinated Notes due 2014	200,000	—	—	—	200,000
Senior floating rate notes due 2010	225,000	—	—	225,000	—
Bank credit facility (1)	172,000	—	172,000	—	—
Interest (2)	278,639	61,883	106,252	70,559	39,945
Asset retirement obligations including accretion	595,469	132,045	27,995	93,334	342,095
Rig commitments	64,586	38,859	20,215	5,512	—
Seismic data commitments (3)	30,269	21,669	8,600	—	—
Operating lease obligations	1,604	586	747	271	—

Total Contractual Obligations and Commitments	$1,767,567	$255,042	$335,809	$594,676	$582,040

(1)	The bank credit facility matures on April 30, 2008. See "Bank Credit Facility” above.

(2)	Assumes 7% interest rate on the credit facility and 8.2% on the senior floating rate notes through July 15, 2007, 9.2% thereafter.

(3)	Represents pre-commitments for seismic data purchases.

Results of Operation
     2006 Compared to 2005. The following table sets forth certain operating information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and gas reserves. See “Item 2. Properties – Oil and Natural Gas Reserves.”

	Year Ended December 31,
	2006	2005	Variance	% Change
Production:
Oil (MBbls)	5,593	4,838	755	16%
Natural gas (MMcf)	43,508	54,129	(10,621)	(20%)
Oil and natural gas (MMcfe)	77,066	83,158	(6,092)	(7%)
Average prices: (1)
Oil (per Bbl)	$62.40	$50.53	$11.87	24%
Natural gas (per Mcf)	7.75	7.24	0.51	7%
Oil and natural gas (per Mcfe)	8.91	7.65	1.26	17%
Expenses (per Mcfe):
Lease operating expenses	$2.06	$1.38	$0.68	49%
Salaries, general and administrative expenses (2)	0.44	0.27	0.17	63%
DD&A expense on oil and gas properties	4.11	2.87	1.24	43%
Estimated Proved Reserves at December 31:
Oil (MBbls)	41,360	41,509	(149)	(0.4%)
Natural gas (MMcf)	342,782	344,088	(1,306)	(0.4%)
Oil and natural gas (MMcfe)	590,942	593,142	(2,200)	(0.4%)

(1)	Includes the settlement of effective hedging contracts.

(2)	Exclusive of incentive compensation expense.
     For the year ended 2006, we reported a net loss totaling $254.2 million, or $9.29 per share, compared to net income for the year ended December 31, 2005 of $136.8 million, or $5.02 per share. All per share amounts are on a diluted basis.
     We follow the full cost method of accounting for oil and gas properties. At the end of 2006, we recognized a ceiling test write-down of our oil and gas properties totaling $510.0 million, or $330.5 million after taxes. This expense did not impact our cash flow from operations but did reduce net income and stockholders’ equity.
     Included in the year-to-date 2006 net loss is $51.5 million in merger expense reimbursements partially offset by $50.0 million in merger related expenses. Merger expenses include a $43.5 million termination fee incurred in connection with the proposed merger with EPL. Prior to entering into the EPL Merger Agreement, we terminated our merger agreement with Plains Exploration and Production Company (“Plains”) and Plains Acquisition Corp. (“Plains Acquisition”) on June 22, 2006. As required under the terms of the terminated merger agreement among Stone, Plains and Plains Acquisition, Plains was entitled to a termination fee of $43.5 million (“Plains Termination Fee”), which was advanced by EPL to Plains on June 22, 2006. Pursuant to the EPL Merger Agreement, we were obligated to repay all or a portion of this termination fee under certain circumstances if the EPL merger was not consummated. The $43.5 million termination fee was recorded as merger expenses in the income statement during the second quarter of 2006. Of this amount, $25.3 million was potentially reimbursable to EPL under certain circumstances described in the EPL Merger Agreement and therefore was recorded as deferred revenue on the balance sheet as of June 30, 2006 and September 30, 2006. The remaining $18.2 million of the termination fee was recorded as merger expense reimbursement in the income statement during the three months ended June 30, 2006.
     On October 11, 2006, we entered into an agreement with EPL and EPL Acquisition pursuant to which the EPL Merger Agreement was terminated. Pursuant to the termination of the EPL Merger Agreement, EPL paid us $8 million and released all claims to the $43.5 million Plains Termination Fee. The $8.0 million fee paid to us by EPL in conjunction with the termination of the EPL Merger Agreement was recorded as merger expense reimbursement in the income statement in the fourth quarter of 2006. Additionally, the remaining $25.3 million of the Plains Termination Fee was recognized as merger expense reimbursement in earnings in the fourth quarter of 2006.
     The variance in annual results was also due to the following components:
     Production. 2006 production totaled 5,593,000 barrels of oil and 43.5 Bcf of natural gas compared to 4,838,000 barrels of oil and 54.1 Bcf of natural gas produced during 2005, a decrease on a gas equivalent basis of 6.1 Bcfe. 2006 total production rates were negatively impacted by extended Gulf Coast shut-ins due to Hurricanes Katrina and Rita, amounting to volumes of approximately 15.6 Bcfe, or 43MMcfe per day, while 2005 production rates reflected shut-ins due to Hurricanes Katrina and Rita, amounting to volumes of approximately 16.4 Bcfe, or 45 MMcfe per day. Without the effects of the hurricane production deferrals, year to year total production volumes decreased approximately 6.9 Bcfe, as a result of natural production declines.
     Approximately 85% of our 2006 production volumes were generated from our Gulf Coast Basin properties while the remaining 15% came from our Rocky Mountain Region properties.
     Prices. Prices realized during 2006 averaged $62.40 per barrel of oil and $7.75 per Mcf of natural gas compared to 2005 average realized prices of $50.53 per barrel of oil and $7.24 per Mcf of natural gas. On a gas equivalent basis, average 2006 prices were 17% higher than prices realized during 2005. All unit pricing amounts include the settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the year ended December 31, 2006, we realized a net increase in natural gas revenue related to our effective zero-premium collars of $37.0 million, or $0.85 per Mcf and a net increase in oil revenue of $0.1 million, or $0.02 per barrel. We realized a net decrease of $31.2 million ($0.58 per Mcf) in natural gas revenue related to our effective swaps and a net decrease of $10.9 million ($2.26 per Bbl) in oil revenue related to our effective zero-premium collars for the year ended December 31, 2005.
     Oil and Natural Gas Revenue. As a result of 17% higher realized prices on a gas equivalent basis, oil and natural gas revenue increased 8% to $686.3 million in 2006 from $636.2 million during 2005 despite a 7% decline in total production volumes during 2006.
     Derivative Income/Expense. During 2006, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Derivative income for the year ended December 31, 2006 totaled $2.7 million, consisting of $2.3 million of cash settlements on the ineffective portion of derivatives and $0.4 million of changes in the fair market value of the ineffective portion of derivatives.
     As a result of extended shut-ins of production after Hurricane Katrina and Hurricane Rita, our September, October and November 2005 crude oil production levels were below the volumes that were hedged. Consequently, one of our crude oil hedges for the months of September, October and November 2005 was deemed to be ineffective. During 2005, we recognized $3.4 million of derivative expenses, which related to the cash settlement of the ineffective crude oil collars.
     Expenses. During 2006, we incurred lease operating expenses of $159.0 million, compared to $114.7 million incurred during 2005. On a unit of production basis, 2006 lease operating expenses were $2.06 per Mcfe as compared to $1.38 per Mcfe for 2005. 2006 lease operating costs included an approximate $19 million increase in property and control-of-well insurance premiums and $24 million of repairs in excess of estimated insurance recoveries related to damage from Hurricanes Katrina, Rita and Ivan and increased major maintenance repair activity.
     Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for 2006 totaled $316.8 million, or $4.11 per Mcfe, compared to DD&A expense of $238.3 million, or $2.87 per Mcfe in 2005. The increase in 2006 DD&A on a unit basis is attributable to the unit cost of current year net reserve additions (including future development costs) exceeding the per unit amortizable base as of the beginning of the year. See Known Trends and Uncertainties.
     During 2006 and 2005, salaries, general and administrative (“SG&A”) expenses totaled $34.3 million and $22.7 million, respectively. The increase in SG&A is primarily due to approximately $3.7 million of additional compensation expense associated with restricted stock issuances and stock option expensing, an approximate $2.5 million increase in legal and consulting fees and a $2.6 million increase in salaries and wages expense resulting from salary adjustments.
     Incentive compensation expense for 2006 totaled $4.4 million compared to $1.3 million for 2005. The increase in incentive compensation expense is due to an employee retention program put in place by the board of directors in the third quarter of 2006 whereby employees earned bonuses equal to 100% of their targeted bonus opportunity in 2006.
     During 2006 and 2005, we incurred $12.4 million and $7.2 million, respectively, of accretion expense related to asset retirement obligations. The increase in 2006 accretion expense is due to higher estimated asset retirement costs. We had approximately $10.3 million of additional asset retirement costs related to asset additions in 2006, $6.5 million of which relates to the acquisition of additional working interests in Mississippi Canyon Blocks 109 and 108 (See Note 5).
     The approximate $169.3 million revision in estimates of asset retirement obligations in 2006 is due to the following factors: (1) approximately $142.0 million of the increase is due to a significant increase in 2006 in the cost of services necessary to abandon oil and gas properties and (2) approximately $27.3 million of the increase is due to changes in the timing to plug and abandon our facilities.
     For the years ended December 31, 2006 and 2005, production taxes totaled $13.5 million and $13.2 million, respectively. Despite a decrease in gas production volumes for the year, 2006 production taxes increased slightly due to a prior year ad valorem tax adjustment on certain of our Rocky Mountain properties expensed in the first quarter of 2006.

     Interest expense for 2006 totaled $35.9 million, net of $18.2 million of capitalized interest, compared to interest of $23.2 million, net of $14.9 million of capitalized interest, during 2005. The increase in interest expense in 2006 is primarily the result of increased interest rates and the issuance of our senior floating rate notes.
     Reserves. At December 31, 2006, our estimated proved oil and gas reserves totaled 590.9 Bcfe, compared to December 31, 2005 reserves of 593.1 Bcfe. The decrease in estimated proved reserves during 2006 was the result of production and downward revisions of previous estimates exceeding additions from drilling results and acquisitions made during the year. Estimated proved natural gas reserves totaled 342.8 Bcf and estimated proved oil reserves totaled 41.4MMBbls at the end of 2006. The reserve estimates at December 31, 2006 were prepared by engineering firms in accordance with guidelines established by the SEC.
     Our standardized measure of discounted future net cash flows was $1.2 billion and $1.9 billion at December 31, 2006 and 2005, respectively. You should not assume that these estimates of future net cash flows represent the fair value of our estimated oil and natural gas reserves. As required by the SEC, we determine these estimates of future net cash flows using market prices for oil and gas on the last day of the fiscal period. The average year-end oil and gas prices net of differentials on all of our properties used in determining these amounts, excluding the effects of hedges in place at year-end, were $56.90 per barrel and $5.39 per Mcf for 2006 and $57.17 per barrel and $9.86 per Mcf for 2005.
     2005 Compared to 2004. The following table sets forth certain operating information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and gas reserves. See “Item 2. Properties – Oil and Natural Gas Reserves.”

	Year Ended December 31,
	2005	2004	Variance	% Change
Production:
Oil (MBbls)	4,838	5,438	(600)	(11%)
Natural gas (MMcf)	54,129	55,544	(1,415)	(3%)
Oil and natural gas (MMcfe)	83,158	88,172	(5,014)	(6%)
Average prices: (1)
Oil (per Bbl)	$50.53	$39.38	$11.15	28%
Natural gas (per Mcf)	7.24	5.94	1.30	22%
Oil and natural gas (per Mcfe)	7.65	6.17	1.48	24%
Expenses (per Mcfe):
Lease operating expenses	$1.38	$1.13	$0.25	22%
Salaries, general and administrative expenses (2)	0.27	0.16	0.11	69%
DD&A expense on oil and gas properties	2.87	2.36	0.51	21%
Estimated Proved Reserves at December 31:
Oil (MBbls)	41,509	42,385	(876)	(2%)
Natural gas (MMcf)	344,088	413,902	(69,814)	(17%)
Oil and natural gas (MMcfe)	593,142	668,210	(75,068)	(11%)

(1)	Includes the settlement of effective hedging contracts.

(2)	Exclusive of incentive compensation expense.
     For the year ended December 31, 2005, we reported net income totaling $136.8 million, or $5.02 per share, compared to net income for the year ended December 31, 2004 of $119.7 million, or $4.45 per share. The variance in annual results was due to the following components:
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
     Prices. Prices realized during 2005 averaged $50.53 per barrel of oil and $7.24 per Mcf of natural gas compared to 2004 average realized prices of $39.38 per barrel of oil and $5.94 per Mcf of natural gas. On a gas equivalent basis, average 2005 prices were 24% higher than prices realized during 2004. All unit pricing amounts include the settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During 2005, hedging transactions decreased the average price we received for natural gas by $0.58 per Mcf and for oil by $2.26 per Bbl compared to a net decrease of $0.18 per Mcf of natural gas realized during 2004.

     Oil and Gas Revenue. As a result of 24% higher realized prices on a gas equivalent basis, oil and natural gas revenue increased 17% to $636.2 million in 2005 from $544.2 million during 2004 despite a 6% decline in total production volumes during 2005.
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
     DD&A expense on oil and gas properties for 2005 totaled $238.3 million, or $2.87 per Mcfe compared to DD&A expense of $208.0 million, or $2.36 per Mcfe in 2004. The increase in 2005 DD&A on a unit basis is attributable to the unit cost of current year net reserve additions (including future development costs) exceeding the per unit amortizable base as of the beginning of the year. See Known Trends and Uncertainties.
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
     Reserves. At December 31, 2005, our estimated proved oil and natural gas reserves totaled 593.1 Bcfe, compared to December 31, 2004 reserves of 668.2 Bcfe. The decrease in estimated proved reserves during 2005 was the result of production and downward revisions of previous estimates exceeding additions from drilling results and acquisitions made during the year. Estimated proved natural gas reserves totaled 344.1 Bcf and estimated proved oil reserves totaled 41.5 MMBbls at the end of 2005. The reserve estimates at December 31, 2005 were engineered and/or audited by engineering firms in accordance with guidelines established by the SEC.
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
Accounting Matters and Critical Accounting Policies
     Asset Retirement Obligations. Our accounting for asset retirement obligations is governed by SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement requires us to record our estimate of the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. Asset retirement obligations relate to the removal of facilities and tangible equipment at the end of an oil and gas property’s useful life. The adoption of SFAS No. 143 requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital. As required by SFAS No. 143, our estimate of our asset retirement obligations does not give consideration to the value the related assets could have to other parties.

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
     We amortize our investment in oil and gas properties through DD&A using the units of production (“UOP”) method. Under the UOP method, the quarterly provision for DD&A is computed by dividing production volumes for the period by the total proved reserves as of the beginning of the period, and applying the respective rate to the net cost of proved oil and gas properties, including future development costs.
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
     Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (based on period-end hedge adjusted commodity prices and excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows.
     Stock-Based Compensation. On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) became effective for us on January 1, 2006.
     We have elected to adopt the requirements of SFAS No. 123(R) using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The net effect of the implementation of SFAS No. 123(R) on net income for the year ended December 31, 2006 was immaterial.
     Derivative Instruments and Hedging Activities. Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. We do not use derivative instruments for trading purposes. Instruments qualifying for hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in equity through other comprehensive income, net of related taxes, to the extent the hedge is effective. Instruments not qualifying for hedge accounting treatment are recorded in the balance sheet and changes in fair value are recognized in earnings. During 2006, certain of our hedges became ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. This resulted in income in the amount of $2.7 million. During 2005, certain of our hedges became ineffective when actual production was less than hedged volumes, resulting in a charge to income in the amount of $3.4 million.
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
Recent Accounting Developments
     Accounting for Income Taxes. On July 13, 2006, the FASB issued its Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006.
     Fair Value Accounting. On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No.157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007.
     Pension Accounting. On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans”. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of the entity. SFAS No. 158 is effective for us as of the end of the fiscal year ending after December 31, 2006.
     Financial Statement Misstatements. The SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, on September 13, 2006. SAB No. 108 expresses the staff’s views regarding the process of quantifying financial statement misstatements in determining materiality. The guidance in this SAB is effective for fiscal years ending after November 15, 2006.
     We do not anticipate that the implementation of these new standards will have a material effect on our financial statements.
     The Fair Value Option for Certain Items. In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement will be effective for us January 1, 2008. We have not yet determined the impact, if any, that adopting this standard may have on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Operating Cost Risk
     We are currently experiencing rising operating costs which also impacts our cash flow from operating activities and profitability. Assuming the costs to operate our properties, including lease operating expenses and maintenance cost, increased 10%, we estimate our diluted net loss per share for 2006 would have increased approximately $0.42 per share.
     Commodity Price Risk
     Our major market risk exposure continues to be the pricing applicable to our oil and natural gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility could adversely affect our revenues, cash flows and profitability. Price volatility is expected to continue. Assuming a 10% decline in realized oil and natural gas prices, including the effects of hedging contracts, we estimate our diluted net loss per share for 2006 would have increased approximately $1.66 per share. In order to manage our exposure to oil and natural gas price declines, we occasionally enter into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future production.
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

     We have entered into zero-premium collars with various counterparties for a portion of our expected 2007 and 2008 oil and natural gas production from the Gulf Coast Basin. The natural gas collar settlements are based on an average of NYMEX prices for the last three days of a respective month. The oil collar settlements are based upon an average of the NYMEX closing price for West Texas Intermediate (“WTI”) during the entire calendar month. The contracts require payments to the counterparties if the average price is above the ceiling price or payment from the counterparties if the average price is below the floor price.
     The following tables show our hedging positions as of February 14, 2007:

	Zero-Premium Collars
	Natural Gas			Oil
	Daily			Daily
	Volume	Floor	Ceiling	Volume	Floor	Ceiling
	(MMBtus/d)	Price	Price	(Bbls/d)	Price	Price
2007	20,000	$7.50	$10.40	3,000	$60.00	$78.35
2007	60,000 *	7.00	9.40	3,000	60.00	93.05
2008	—	—	—	3,000	60.00	90.20

*	March — December
     We believe these positions have hedged approximately 50% of our estimated 2007 production and approximately 5% — 10% of our estimated 2008 production.
     Interest Rate Risk
     We had long-term debt outstanding of $797 million at December 31, 2006, of which $400 million, or approximately 50%, bears interest at fixed rates. The $400 million of fixed-rate debt is comprised of $200 million of 8 1/4% Senior Subordinated Notes due 2011 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. At December 31, 2006, the remaining $397 million of our outstanding long-term debt bears interest at a floating rate and consists of $172 million of borrowings outstanding under our bank credit facility and $225 million aggregate principal amount of senior floating rate notes. At December 31, 2006, the weighted average interest rate under our bank credit facility was approximately 6.9% per annum. At December 31, 2006, the interest rate under our senior floating rate notes was equal to three-month LIBOR (as defined in the indenture governing the notes) plus an applicable margin of 2.75%. The applicable margin will increase by 1% on July 15, 2007. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. Assuming a 200 basis point increase in market interest rates during 2006 our interest expense, net of capitalization, would have increased approximately $2.6 million, net of taxes, resulting in a $0.10 per diluted share increase in our reported net loss.
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
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     As of December 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design, and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. As discussed below, we have made various changes in our internal controls which we believe remediate the material weakness previously identified by the company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Our evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete, and timely.
     Based on the results of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.
     See Part II, Item 8 Financial Statements and Supplementary Data under Management’s Annual Report on Internal Control over Financial Reporting.
     Changes in Internal Control Over Financial Reporting
     As previously disclosed, in October 2005 we completed an internal review of our estimates of proved oil and natural gas reserves. As a result of this review and subsequent reviews, we reduced our estimate of total proved oil and natural gas reserves at December 31, 2004 by approximately 237 Bcfe. Consequently, we revised our historical proved reserves for the period from December 31, 2001 to June 30, 2005. This revision of reserves also resulted in a restatement of financial information for the years from 2001 through 2004 and for the first six months of 2005.
     Furthermore, we identified deficiencies in our internal controls that did not prevent the overstatement of our proved oil and natural gas reserves. These deficiencies, which we believe constituted a material weakness in our internal control over financial reporting, included an overly aggressive and optimistic tone by some former members of management which created a weak control environment surrounding the booking of proved oil and natural gas reserves, and inadequate training and understanding of the SEC rules for booking oil and natural gas reserves. In light of the determination that previously issued financial statements should be restated, our management concluded that a material weakness in internal control over financial reporting existed as of December 31, 2005 and disclosed this matter to the Audit Committee and our independent registered public accounting firm. For additional information relating to the control deficiencies that resulted in the material weakness described above, please see the discussion under Item 9A. Controls and Procedures contained in our 2005 Form 10-K/A and Item 4. Controls and Procedures contained in our Quarterly Reports on Form 10-Q for March 31, 2006, June 30, 2006 and September 30, 2006.
     During the fourth quarter of 2005, and continuing throughout 2006 we have implemented the following actions which we believe remediate the weaknesses identified:
•	The members of management that contributed to the aggressive and optimistic tone of management in booking estimated proved reserves were no longer employed or affiliated with Stone as employees, officers, or directors as of December 31, 2005.

•	For the first three quarters of 2006 the reserve estimation process was under the supervision and guidance of the Vice President — Reserves. Subsequent to the resignation of the Vice President — Reserves, management with the approval of the Reserve Committee has appointed an Interim Reserve Manager to continue stewarding our proved reserve estimation efforts.

•	Beginning in the fourth quarter of 2005, and continuing throughout 2006 formal training programs have been conducted at periodic intervals involving all those included in the proved reserve estimation process.

•	As of December 31, 2006, all of our proved reserves have been fully engineered by nationally recognized outside engineering firms.

•	At periodic intervals, the Reserve Committee and the Audit Committee of the Stone Energy Board of Directors have been actively engaged in monitoring the status of our remediation efforts of the material weakness in the proved reserve estimation process.

     Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined by the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2006. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst and Young LLP, an independent public accounting firm, as stated in their report which is included herein.
     ITEM 9B. OTHER INFORMATION
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
Stone Energy Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Stone Energy Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stone Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Stone Energy Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, Stone Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO control criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stone Energy Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2006 of Stone Energy Corporation and our report dated February 23, 2007 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
New Orleans, Louisiana
February 23, 2007

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     See Item 4A. Executive Officers of the Registrant for information regarding our executive officers.
     Additional information required by Item 10, including information regarding our audit committee financial experts, is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on May 17, 2007. The Company has made available free of charge on its Internet Web Site (www.StoneEnergy.com) the Code of Business Conduct and Ethics applicable to all employees of the Company including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on May 17, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on May 17, 2007.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on May 17, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on May 17, 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements:
The following consolidated financial statements, notes to the consolidated financial statements and the Report of Independent Registered Public Accounting Firm thereon are included beginning on page F-1 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2006 and 2005
Consolidated Statement of Operations for the three years in the period ended December 31, 2006
Consolidated Statement of Cash Flows for the three years in the period ended December 31, 2006
Consolidated Statement of Changes in Stockholders’ Equity for the three years in the period ended December 31, 2006
Consolidated Statement of Comprehensive Income for the three years in the period ended December 31, 2006
Notes to the Consolidated Financial Statements
2. Financial Statement Schedules:
All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.
3. Exhibits:

3.1	—	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	—	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

*3.3	—	Restated Bylaws of the Registrant.

4.1	—	Rights Agreement, with exhibits A, B and C thereto, dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-12074)).

4.2	—	Amendment No. 1, dated as of October 28, 2000, to Rights Agreement dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-51968)).

4.3	—	Indenture between Stone Energy Corporation and JPMorgan Chase Bank dated December 10, 2001 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-81380)).

4.4	—	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004.)

4.5	—	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated June 28, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2006.)

4.6	—	Registration Rights Agreement between Stone Energy Corporation and the Initial Purchasers of the Floating Rate Senior Notes due 2010 named therein, dated as of June 28, 2006 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated June 28, 2006 (File No. 001-12074)).

†10.1	—	Deferred Compensation and Disability Agreements between TSPC and D. Peter Canty dated July 16, 1981, and between TSPC and James H. Prince dated August 23, 1981 and September 20, 1981, respectively (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

†10.2	—	Conveyances of Net Profits Interests in certain properties to D. Peter Canty and James H. Prince (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

†10.3	—	Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.4	—	Stone Energy Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-12074)).

†10.5	—	Stone Energy Corporation Amendment to the Annual Incentive Compensation Plan dated January 15, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-12074)).

†10.6	—	Stone Energy Corporation Revised Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-12074)).

†10.7	—	Stone Energy Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107440)).

10.8	—	Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated April 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2004 (File No. 001-12074)).

10.9	—	Amendment No. 1 to the Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated December 14, 2004 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.10	—	Stone Energy Corporation 2004 Amended and Restated Stock Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107440)).

†10.11	—	Stone Energy Corporation Revised (2005) Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

10.12	—	Amendment No. 2 to the Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated March 28, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2006 (File No. 001-12074)).

10.13	—	Amendment No. 3 and Waiver dated as of June 16, 2006 among Stone Energy Corporation, the banks party to the Credit Agreement and Bank of America, N.A., as Agent for the Banks (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2006 (File No. 001-12074)).

*10.14	—	Amendment No. 4 and Waiver to the Credit Agreement dated as of July 12, 2006 among Stone Energy Corporation, the financial institutions party to the Credit Agreement and Bank of America, N.A., as Agent for the Banks.

*10.15	—	Amendment No. 5 to the Credit Agreement dated as of December 31, 2006 among Stone Energy Corporation, the financial institutions party to the Credit Agreement and Bank of America, N.A. as Agent for the Banks.

10.16	—	Letter Agreement dated May 19, 2005 between Stone Energy Corporation and Kenneth H. Beer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 24, 2005 (File No. 001-12074)).

10.17	—	Employment Agreement dated January 12, 2006 between Stone Energy Corporation and David H. Welch (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 18, 2006 (File No. 001-12074)).

10.18	—	Stone Energy Corporation Executive Severance Policy dated August 18, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 23, 2005 (File No. 001-12074)).

10.19	—	Stone Energy Corporation Executive Change in Control Severance Policy dated August 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed August 23, 2005 (File No. 001-12074)).

10.20	—	Stone Energy Corporation Executive Change of Control and Severance Plan dated November 16, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2006 (File No. 001-12074)).

10.21	—	Stone Energy Corporation Employee Change of Control Severance Plan dated November 16, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 20, 2006 (File No. 001-12074)).

†10.22	—	Stone Energy Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.23	—	Adoption Agreement between Fidelity Management Trust Company and Stone Energy Corporation for the Stone Energy Corporation Deferred Compensation Plan dated December 1, 2004 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

16.1	—	Letter of Arthur Andersen LLP, dated June 26, 2002, regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K, filed June 27, 2002 (File No. 001-12074)).

18.1	—	Letter of Ernst & Young LLP, dated May 13, 2003, regarding change in accounting principles (incorporated by reference to Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003 (File No. 001-12074)).

*21.1	—	Subsidiaries of the Registrant.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*23.2	—	Consent of Netherland, Sewell & Associates, Inc.

*23.3	—	Consent of Ryder Scott Company, L.P.

*31.1	—	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	—	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	—	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ENERGY CORPORATION
Date: February 26, 2007	By:	/s/ David H. Welch
David H. Welch
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James H. Stone James H. Stone	Chairman of the Board	February 26, 2007

/s/ David H. Welch David H. Welch	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2007

/s/ Kenneth H. Beer Kenneth H. Beer	Senior Vice President and Chief Financial Officer (principal financial officer)	February 26, 2007

/s/ J. Kent Pierret J. Kent Pierret	Senior Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)	February 26, 2007

/s/ Robert A. Bernhard Robert A. Bernhard	Director	February 26, 2007

/s/ George R. Christmas George R. Christmas	Director	February 26, 2007

/s/ B.J. Duplantis B.J. Duplantis	Director	February 26, 2007

/s/ Raymond B. Gary Raymond B. Gary	Director	February 26, 2007

/s/ John P. Laborde John P. Laborde	Director	February 26, 2007

/s/ Kay G. Priestly Kay G. Priestly	Director	February 26, 2007

/s/ David R. Voelker David R. Voelker	Director	February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
Stone Energy Corporation
We have audited the accompanying consolidated balance sheets of Stone Energy Corporation (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone Energy Corporation as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stone Energy Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 23, 2007

STONE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET
(Amounts in thousands of dollars, except per share amounts)

	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$58,862	$79,708
Accounts receivable	241,829	211,685
Fair value of hedging contracts	11,017	7,471
Other current assets	965	2,795

Total current assets	312,673	301,659

Oil and gas properties — United States—full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $2,706,936 and $1,880,180, respectively	1,569,947	1,564,312
Unevaluated	173,925	246,647
Oil and gas properties — China (unevaluated)	40,553	—
Building and land, net of accumulated depreciation of $1,331 and $1,167, respectively	5,811	5,521
Fixed assets, net of accumulated depreciation of $18,348 and $15,422, respectively	8,302	9,331
Other assets, net of accumulated depreciation and amortization of $5,550 and $2,896, respectively	17,260	12,847

Total assets	$2,128,471	$2,140,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable to vendors	$120,532	$160,682
Undistributed oil and gas proceeds	39,540	59,187
Asset retirement obligations	130,341	53,894
Other current liabilities	20,415	11,390

Total current liabilities	310,828	285,153

Long-term debt	797,000	563,000
Deferred taxes	94,560	231,961
Asset retirement obligations	210,035	113,043
Other long-term liabilities	4,408	3,037

Total liabilities	1,416,831	1,196,194

Commitments and contingencies

Common stock, $.01 par value; authorized 100,000,000 shares; issued 27,558,136 and 27,189,808 shares, respectively	276	272
Treasury stock (22,382 and 25,982 shares, respectively, at cost)	(1,161)	(1,348)
Additional paid-in capital	502,747	500,228
Unearned compensation	—	(15,068)
Retained earnings	200,929	455,183
Accumulated other comprehensive income	8,849	4,856

Total stockholders’ equity	711,640	944,123

Total liabilities and stockholders’ equity	$2,128,471	$2,140,317

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands of dollars, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Operating revenue:
Oil production	$348,979	$244,469	$214,153
Gas production	337,321	391,771	330,048
Derivative income	2,688	—	—

Total operating revenue	688,988	636,240	544,201

Operating expenses:

Lease operating expenses	159,043	114,664	100,045
Production taxes	13,472	13,179	7,408
Depreciation, depletion and amortization	320,696	241,426	210,861
Write-down of oil and gas properties	510,013	—	—
Accretion expense	12,391	7,159	5,852
Salaries, general and administrative expenses	34,266	22,705	14,311
Incentive compensation expense	4,356	1,252	2,318
Derivative expense	—	3,388	4,099

Total operating expenses	1,054,237	403,773	344,894

Income (loss) from operations	(365,249)	232,467	199,307

Other (income) expenses:
Interest	35,931	23,151	16,835
Other income	(7,186)	(3,894)	(4,018)
Merger expense reimbursement	(51,500)	—	—
Other expense	5	—	1,541
Merger expenses	50,029	—	—
Early extinguishment of debt	—	—	845

Total other expenses, net	27,279	19,257	15,203

Net income (loss) before income taxes	(392,528)	213,210	184,104

Income tax provision (benefit):
Current	227	—	—
Deferred	(138,533)	76,446	64,436

Total income taxes	(138,306)	76,446	64,436

Net income (loss)	$(254,222)	$136,764	$119,668

Basic earnings (loss) per share	$(9.29)	$5.07	$4.50

Diluted earnings (loss) per share	$(9.29)	$5.02	$4.45

Average shares outstanding	27,366	26,951	26,586

Average shares outstanding assuming dilution	27,366	27,244	26,901

The accompanying notes are an integral part of this statement

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands of dollars)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(254,222)	$136,764	$119,668
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	320,696	241,426	210,861
Write-down of oil and gas properties	510,013	—	—
Accretion expense	12,391	7,159	5,852
Deferred income tax provision (benefit)	(138,533)	76,446	64,436
Non-cash stock compensation expense	4,358	—	—
Non-cash derivative expenses (income)	(377)	—	4,099
Early extinguishment of debt	—	—	845
Other non-cash expenses	2,066	3,873	489
Increase in accounts receivable	(30,145)	(24,605)	(36,333)
(Increase) decrease in other current assets	1,780	(752)	(600)
Increase in accounts payable	1,300	2,100	900
Increase (decrease) in other current liabilities	(11,682)	22,424	5,404
Investment in derivative contracts	—	—	(1,683)
Payments on asset retirement obligations	(18,545)	(3,741)	(4,159)
Other	(65)	119	(111)

Net cash provided by operating activities	399,035	461,213	369,668

Cash flows from investing activities:
Investment in oil and gas properties	(657,878)	(494,125)	(484,936)
Sale of proved properties	(38)	1,549	11,948
Investment in fixed and other assets	(2,540)	(7,356)	(2,171)

Net cash used in investing activities	(660,456)	(499,932)	(475,159)

Cash flows from financing activities:
Proceeds from bank borrowings	85,000	126,000	128,000
Repayment of bank borrowings	(76,000)	(45,000)	(216,000)
Issuance of 6 3/4% Senior Subordinated Notes	—	—	200,000
Proceeds from issuance of Senior Floating Rate Notes	225,000	—	—
Deferred financing costs	(3,283)	(188)	(7,107)
Proceeds from exercise of stock options	9,858	13,358	7,755

Net cash provided by financing activities	240,575	94,170	112,648

Net increase (decrease) in cash and cash equivalents	(20,846)	55,451	7,157
Cash and cash equivalents, beginning of year	79,708	24,257	17,100

Cash and cash equivalents, end of year	$58,862	$79,708	$24,257

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$31,982	$22,560	$15,945
Income taxes	227	—	—
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands of dollars)

						Accumulated
			Additional			Other	Total
	Common	Treasury	Paid-In	Unearned	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Compensation	Earnings	Income (Loss)	Equity
Balance, December 31, 2003	$264	($1,550)	$455,391	$—	$198,770	($8,763)	$644,112
Net income	—	—	—	—	119,668	—	119,668
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	—	(525)	(525)
Exercise of stock options	3	—	7,752	—	—	—	7,755
Tax benefit from stock option exercises	—	—	1,821	—	—	—	1,821
Issuance of restricted stock	—	—	1,514	(1,514)	—	—	—
Amortization of stock compensation expense	—	—	—	28	—	—	28
Issuance of treasury stock	—	88	—	—	(13)	—	75

Balance, December 31, 2004	267	(1,462)	466,478	(1,486)	318,425	(9,288)	772,934
Net income	—	—	—	—	136,764	—	136,764
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	—	14,144	14,144
Exercise of stock options	5	—	13,400	—	—	—	13,405
Tax benefit from stock option exercises	—	—	3,796	—	—	—	3,796
Issuance of restricted stock	—	—	17,588	(17,588)	—	—	—
Vesting of restricted stock	—	—	(47)	—	—	—	(47)
Cancellation of restricted stock.	—	—	(1,009)	1,009	—	—	—
Tax benefit from restricted stock vesting	—	—	22	—	—	—	22
Amortization of stock compensation expense	—	—	—	2,997	—	—	2,997
Issuance of treasury stock	—	114	—	—	(6)	—	108

Balance, December 31, 2005	272	(1,348)	500,228	(15,068)	455,183	4,856	944,123
Net loss	—	—	—	—	(254,222)	—	(254,222)
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	—	3,993	3,993
Exercise of stock options	4	—	9,854	—	—	—	9,858
Vesting of restricted stock	—	—	(1)	—	—	—	(1)
Reverse unearned compensation on restricted stock	—	—	(15,068)	15,068	—	—	—
Amortization of stock compensation expense	—	—	7,734	—	—	—	7,734
Issuance of treasury stock	—	187	—	—	(32)	—	155

Balance, December 31, 2006	$276	($1,161)	$502,747	$—	$200,929	$8,849	$711,640

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Amounts in thousands of dollars)

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$(254,222)	$136,764	$119,668

Other comprehensive income (loss) net of tax effect:
Adjustment for fair value accounting of derivatives, net of tax	3,993	14,144	(525)

Comprehensive income (loss)	$(250,229)	$150,908	$119,143

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of dollars, except per share and price amounts)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Stone Energy is an independent oil and natural gas company engaged in the acquisition and subsequent exploration, development, and operation of oil and gas properties located in the conventional Gulf of Mexico (the “GOM”) shelf, the deep shelf of the GOM, deepwater of the GOM, the Rocky Mountain Basins and the Williston Basin. We are also engaged in an exploratory joint venture in Bohai Bay, China. Our corporate headquarters are located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508. We have additional offices in New Orleans, Houston, and Denver.
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
     Reserves and Financial Restatement:
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
     Fair Value of Financial Instruments:
     The fair value of cash and cash equivalents, accounts receivable, accounts payable to vendors and our variable-rate bank debt approximated book value at December 31, 2006 and 2005. Our hedging contracts, including puts, swaps and zero-premium collars, are recorded in the financial statements at fair value in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The carrying amount of our bank debt approximated fair value because the interest rate is variable and reflective of market rates. As of December 31, 2006 and 2005, the fair value of our $200,000 8 1/4% Senior Subordinated Notes due 2011 was $198,500 and $206,500, respectively. As of December 31, 2006 and 2005, the fair value of our $200,000 6 3/4% Senior Subordinated Notes due 2014 was $191,000 and $189,000, respectively. As of December 31, 2006, the fair value of our senior floating rate notes was $225,281. The fair values of our outstanding notes were determined based upon quotes obtained from brokers.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)
     Cash and Cash Equivalents:
     We consider all money market funds and highly liquid investments in overnight securities through our commercial bank accounts, which result in available funds on the next business day, to be cash and cash equivalents.
     Oil and Gas Properties:
     We follow the full cost method of accounting for oil and gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs, including certain related employee and general and administrative costs (less any reimbursements for such costs) and interest incurred for the purpose of finding oil and gas are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and other costs related to such activities. Employee, general and administrative costs that are capitalized include salaries and all related fringe benefits paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties, as well as all other directly identifiable general and administrative costs associated with such activities, such as rentals, utilities and insurance. Fees received from managed partnerships for providing such services are accounted for as a reduction of capitalized costs. During 2006, 2005 and 2004, we capitalized salaries, general and administrative costs (net of reimbursements) in the amount of $23,323, $20,462 and $15,968, respectively. Employee, general and administrative costs associated with production operations and general corporate activities are expensed in the period incurred. Additionally, workover and maintenance costs incurred solely to maintain or increase levels of production from an existing completion interval are charged to lease operating expense in the period incurred. We capitalize a portion of the interest costs incurred on our debt that is calculated based upon the balance of our unevaluated property costs and our weighted-average borrowing rate. During 2006, 2005 and 2004, we capitalized interest costs of $18,221, $14,877 and $6,957, respectively.
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
     We amortize our investment in oil and gas properties through DD&A using the units of production (“UOP”) method. Under the UOP method, the quarterly provision for DD&A is computed by dividing production volumes for the period by the total proved reserves as of the beginning of the period, and applying the respective rate to the net cost of proved oil and gas properties, including future development costs.
     Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (based on period-end hedge adjusted commodity prices and excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows (See Note 4).
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
     Asset Retirement Obligations:
     Our accounting for asset retirement obligations is governed by SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement requires us to record our estimate of the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. Asset retirement obligations relate to the removal of facilities and tangible equipment at the end of an oil and gas property’s useful life. The adoption of SFAS No. 143 requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital. As required by SFAS No. 143, our estimate of our asset retirement obligations does not give consideration to the value the related assets could have to other parties.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)
     Building and Land:
     Building and land are recorded at cost. Our Lafayette office building is being depreciated on the straight-line method over its estimated useful life of 39 years.
     Fixed Assets:
     Fixed assets at December 31, 2006 and 2005 included approximately $4,973 and $6,010, respectively, of computer hardware and software costs, net of accumulated depreciation. These costs are being depreciated on the straight-line method over an estimated useful life of five years.
     Earnings Per Common Share:
     Earnings per common share were calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. Earnings per common share assuming dilution were calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year plus the weighted-average number of outstanding dilutive stock options and restricted stock granted to outside directors, officers and employees. There were no dilutive shares for the year ended December 31, 2006 because we had a net loss for the year. There were approximately 293,000 and 315,000 weighted-average dilutive shares for the years ending December 31, 2005 and 2004, respectively. Options that were considered antidilutive because the exercise price of the stock exceeded the average price for the applicable period totaled approximately 602,000, 562,000 and 786,000 shares during 2006, 2005 and 2004, respectively. During the years ended December 31, 2006, 2005 and 2004, approximately 372,000, 483,000 and 278,000 shares of common stock, respectively, were issued, from either authorized shares or shares held in treasury, upon the exercise of stock options and vesting of restricted stock by employees and non-employee directors and the awarding of employee bonus stock under the 2004 Amended and Restated Stock Incentive Plan.
     Production Revenue:
     We recognize production revenue under the Entitlement method of accounting. Under this method, revenue is deferred for deliveries in excess of the company’s net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production.
     Income Taxes:
     Income taxes are accounted for in accordance with the SFAS No. 109, “Accounting for Income Taxes”. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures, including future abandonment costs, related to evaluated projects are capitalized and depreciated, depleted and amortized on the UOP method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, we follow certain provisions of the Internal Revenue Code that allow capitalization of intangible drilling costs where management deems appropriate. Other financial and income tax reporting differences occur as a result of statutory depletion, different reporting methods for sales of oil and gas reserves in place, different reporting methods used in the capitalization of employee, general and administrative and interest expenses, and different reporting methods for stock-based compensation.
     Derivative Instruments and Hedging Activities:
     Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments qualifying for hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in equity through other comprehensive income, net of related taxes, to the extent the hedge is effective. The cash settlement of effective cash flow hedges is recorded in oil and gas revenue. Instruments not qualifying for hedge accounting treatment are recorded in the balance sheet and changes in fair value are recognized in earnings as derivative expense (income). See Note 13 — “Hedging Activities.”

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)
     Stock-Based Compensation:
     On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) became effective for us on January 1, 2006. We have elected to adopt the requirements of SFAS No. 123(R) using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The net effect of the implementation of SFAS No. 123(R) on net income for the year ended December 31, 2006 was immaterial.
     The implementation of SFAS No. 123(R) impacted our 2006 financial statements as follows:
•	Expense amounts related to stock option issuances are now expensed in the income statement prospectively as opposed to the pro forma disclosures previously presented in prior periods. Expense amounts on stock options to be incurred in future periods will be contingent upon several factors including the number of options issued and capitalization rates and therefore, prior pro forma amounts should not be assumed to be necessarily indicative of future expense amounts.

•	Unearned Compensation and Additional Paid-In Capital balances related to our restricted stock issuances have been reversed.

•	The tax benefits from the vesting of restricted stock and the exercise of stock options will no longer be recorded as an addition to Additional Paid-In Capital until we are in a current tax paying position. Presently, a majority of our income taxes are being deferred and we have substantial net operating losses available for carryover to future periods.
     Recent Accounting Developments:
     On July 13, 2006, the FASB issued its Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006.
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No.157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007.
     On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of the entity. SFAS No. 158 is effective for us as of the end of the fiscal year ending after December 31, 2006.
     The SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, on September 13, 2006. SAB No. 108 expresses the staff’s views regarding the process of quantifying financial statement misstatements in determining materiality. The guidance in this SAB is effective for fiscal years ending after November 15, 2006.
     We do not anticipate that the implementation of these new standards will have a material effect on our financial statements.
     In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement will be effective for us January 1, 2008. We have not yet determined the impact, if any, that adopting this standard may have on our financial statements.

NOTE 2 — ACCOUNTS RECEIVABLE:
     In our capacity as operator for our co-venturers, we incur drilling and other costs that we bill to the respective parties based on their working interests. We also receive payments for these billings and, in some cases, for billings in advance of incurring costs. Our accounts receivable are comprised of the following amounts:

	As of December 31,
	2006	2005
Accounts Receivable:
Other co-venturers	$11,837	$10,224
Trade	93,987	107,855
Insurance receivable on hurricane claims	130,205	93,192
Officers and employees	3	2
Unbilled accounts receivable	5,797	412

	$241,829	$211,685

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
NOTE 3 — CONCENTRATIONS:
Sales to Major Customers
     Our production is sold on month-to-month contracts at prevailing prices. We have attempted to diversify our sales and obtain credit protections such as parental guarantees from certain of our purchasers. The following table identifies customers from whom we derived 10% or more of our total oil and gas revenue during the following years ended:

	December 31,
	2006		2005		2004
BP Energy Company	(a	)	(a	)	12%
Cinergy Marketing and Trading	(a	)	(a	)	11%
Conoco, Inc.	12%		10%		13%
Equiva Trading Company	(a	)	(a	)	11%
Sequent Energy Management LP	10%		10%		—
Shell Trading (US) Company	13%		(a	)	(a )
Total Gas & Power North America, Inc.	(a	)	12%		12%

(a)	Less than 10 percent
     The maximum amount of credit risk exposure at December 31, 2006 relating to these customers amounted to $20,825.
     We believe that the loss of any of these purchasers would not result in a material adverse effect on our ability to market future oil and gas production.
Production and Reserve Volumes
     Approximately 69% (unaudited) of our estimated proved reserves at December 31, 2006 and 85% of our production during 2006 were associated with our Gulf Coast Basin properties.
Cash Deposits
     Substantially all of our cash balances are in excess of federally insured limits.

NOTE 4 — INVESTMENT IN OIL AND GAS PROPERTIES:
     The following table discloses certain financial data relative to our oil and gas producing activities located onshore and offshore the continental United States and Bohai Bay, China (which to date is not significant enough to warrant separate segmental reporting):

	Year Ended December 31,
	2006	2005	2004
Oil and gas properties—
Balance, beginning of year	$3,691,138	$3,157,670	$2,636,512
Costs incurred during the year:
Capitalized—
Acquisition costs, net of sales of unevaluated properties	228,108	138,080	201,550
Exploratory costs	160,371	156,472	151,571
Development costs (1)	370,201	203,577	145,111
Salaries, general and administrative costs and interest	42,023	35,939	23,395
Less: overhead reimbursements	(480)	(600)	(469)

Total costs incurred during year	800,223	533,468	521,158

Balance, end of year	$4,491,361	$3,691,138	$3,157,670

(1) Includes asset retirement costs of $161,048, $53,687 and $19,950, respectively.

Charged to expense—
Lease operating expenses	$159,043	$114,664	$100,045
Production taxes	13,472	13,179	7,408
Accretion expense	12,391	7,159	5,852

	$184,906	$135,002	$113,305

Unevaluated oil and gas properties—
Costs incurred during year:
Acquisition costs	$16,007	$87,486	$43,268
Exploration costs	40,877	37,841	23,022
Capitalized interest	15,893	14,391	5,114

	$72,777	$139,718	$71,404

Accumulated depreciation, depletion and amortization—
Balance, beginning of year	($1,880,180)	($1,640,362)	($1,420,371)
Provision for DD&A	(316,781)	(238,269)	(208,043)
Write-down of oil and gas properties	(510,013)	—	—
Sale of proved properties	38	(1,549)	(11,948)

Balance, end of year	($2,706,936)	($1,880,180)	($1,640,362)

Net capitalized costs (proved and unevaluated)	$1,784,425	$1,810,958	$1,517,308

DD&A per Mcfe	$4.11	$2.87	$2.36

     At December 31, 2006, our ceiling test computation (See Note 1) resulted in a write-down of oil and gas properties of $510,013 based on a December 31, 2006 Henry Hub gas price of $5.635 per MMBtu and a West Texas Intermediate oil price of $61.05 per barrel. The benefit of hedges in place at December 31, 2006 reduced the write-down by $36,458 net of taxes.

NOTE 4 — INVESTMENT IN OIL AND GAS PROPERTIES: (Continued)
     The following table discloses financial data associated with unevaluated costs at December 31, 2006:

		Net Costs incurred (evaluated) during the
	Balance as of	year ended December 31,
	December 31,				2003
	2006	2006	2005	2004	and prior
Acquisition costs	$146,168	$16,007	$93,426	$18,966	$17,769
Exploration costs	40,891	40,877	14	—	—
Capitalized interest	27,419	15,893	9,053	1,091	1,382

Total unevaluated costs	$214,478	$72,777	$102,493	$20,057	$19,151

     Of the total unevaluated costs at December 31, 2006, approximately $40,553 related to investment in Bohai Bay, China and $34,157 related to investment in the Williston Basin in Montana and North Dakota, both of which we anticipate to be evaluated over the next 18 months. The excluded costs will be included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. Interest costs capitalized on unevaluated properties during the years ended December 31, 2006, 2005 and 2004 totaled $18,221, $14,877 and $6,957, respectively.
NOTE 5 — ASSET RETIREMENT OBLIGATIONS:
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
     The change in our ARO during 2006, 2005 and 2004 is set forth below:

	Year Ended December 31,
	2006	2005	2004
Asset retirement obligations as of the beginning of the year	$166,937	$106,091	$80,288
Liabilities incurred	10,326	7,461	27,173
Liabilities settled	(18,545)	(3,741)	(2,719)
Accretion expense	12,391	7,159	5,852
Revision of estimates	169,267	49,967	(4,503)

Asset retirement obligations as of the end of the year, including current portion	$340,376	$166,937	$106,091

NOTE 6 — INCOME TAXES:
     An analysis of our deferred taxes follows:

	As of December 31,
	2006	2005
Net operating loss carryforward	$34,653	$42,109
Statutory depletion carryforward	5,471	5,278
Contribution carryforward	—	377
Alternative minimum tax credit carryforward	909	682
Temporary differences:
Oil and gas properties — full cost	(133,670)	(278,806)
Hedges	(4,941)	(2,631)
Other	(688)	(1,240)
Valuation allowance	—	(377)

	($98,266)	($234,608)

     For tax reporting purposes, operating loss carryforwards totaled approximately $101,561 at December 31, 2006. If not utilized, such carryforwards would begin expiring in 2018 and would completely expire by the year 2026. In addition, we had approximately $16,292 in statutory depletion deductions available for tax reporting purposes that may be carried forward indefinitely. Recognition of a deferred tax asset associated with these carryforwards is dependent upon our evaluation that it is more likely than not that the asset will ultimately be realized.

NOTE 6 — INCOME TAXES: (Continued)
     As of December 31, 2006 and 2005, a deferred tax liability of $3,706 and $2,646, respectively, was included in other current liabilities.
     Reconciliation between the statutory federal income tax rate and our effective income tax rate as a percentage of income before income taxes follows:

	Year Ended December 31,
	2006	2005	2004
Income tax expense computed at the statutory federal income tax rate	(35.0%)	35.0%	35.0%
State taxes and other	(0.1)	0.9	—
Reversal of valuation allowance	(0.1)	—	—

Effective income tax rate	(35.2%)	35.9%	35.0%

     Income taxes allocated to accumulated other comprehensive income related to oil and gas hedges amounted to $2,192, $7,615 and ($282) for the years ended December 31, 2006, 2005 and 2004, respectively.
NOTE 7 — LONG-TERM DEBT:
     Long-term debt consisted of the following:

	As of December 31,
	2006	2005
8 1/4% Senior Subordinated Notes due 2011	$200,000	$200,000
6 3/4% Senior Subordinated Notes due 2014	200,000	200,000
Senior Floating Rate Notes due 2010	225,000	—
Bank debt	172,000	163,000

Total long-term debt	$797,000	$563,000

     On June 28, 2006, we closed a private placement of $225,000 aggregate principal amount of senior floating rate notes due 2010. Net proceeds from the sale of the notes were $222,188. The notes bear interest at a rate per annum, reset quarterly, equal to LIBOR plus the applicable margin, initially 2.75%. The applicable margin will increase by 1% on July 15, 2007. Interest will be payable on January 15th, April 15th, July 15th and October 15th of each year, commencing on October 15th, 2006. The notes have a final maturity date of July 15, 2010. The notes are unsecured senior obligations and are subordinated to all of our secured debt, including indebtedness under our credit facility, and all indebtedness and other obligations of our subsidiaries. The notes rank pari passu in right of payment to all of our existing and future senior indebtedness. The notes will be required to be redeemed, in whole, after the occurrence of any Change of Control (as defined in the Indenture governing the notes), at the principal amount of the notes plus accrued and unpaid interest to the date of redemption. The notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the notes a right to accelerate payment. At December 31, 2006, $3,910 had been accrued in connection with the January 15, 2007 interest payment.
     On March 28, 2006, the bank credit facility was amended whereby we granted a valid, perfected, first-priority lien in favor of the participating banks on the majority of our oil and gas properties. On June 28, 2006, in conjunction with the issuance of our senior floating rate notes, the borrowing base under our bank credit facility was reduced to $250,000. On July 14, 2006, the borrowing base under the credit facility was increased to $325,000 in connection with the preferential rights acquisition of additional working interests in Mississippi Canyon Blocks 109 and 108 (see Note 11). Effective December 31, 2006, the credit facility was amended to change the definitions of the terms “EBITDA”, “Net Income” and “Tangible Net Worth”. Borrowings outstanding at December 31, 2006 under the facility totaled $172,000, and letters of credit totaling $52,821 had been issued under the facility. At December 31, 2006, we had $100,179 of borrowings available under the credit facility and the weighted average interest rate was approximately 6.9% per annum. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.
     The credit facility matures on April 30, 2008. At February 14, 2007, we had a borrowing base under the credit facility of $325,000 with availability of an additional $100,179 of borrowings. Interest rates are tied to LIBOR rates plus a margin that fluctuates based upon the ratio of aggregate outstanding borrowings and letters of credit exposure to the total borrowing base. Commitment fees are computed and payable quarterly at the rate of 50 basis points of borrowing availability. The borrowing base limitation is re-determined periodically and is based on a borrowing base amount established by the banks for our oil and gas properties.

NOTE 7 — LONG-TERM DEBT: (Continued)
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
     On December 15, 2004, we issued $200,000 6 3/4% Senior Subordinated Notes due 2014. The notes were sold at par value and we received net proceeds of $195,500 and are subordinated to our senior unsecured credit facility and rank pari passu with our 8 1/4% Senior Subordinated Notes. There is no sinking fund requirement and the notes are redeemable at our option, in whole but not in part, at any time before December 15, 2009 at a Make-Whole Amount. Beginning December 15, 2009, the notes are redeemable at our option, in whole or in part, at 103.375% of their principal amount and thereafter at prices declining annually to 100% on and after December 15, 2012. In addition, before December 15, 2007, we may redeem up to 35% of the aggregate principal amount of the notes issued with net proceeds from an equity offering at 106.75%. The notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the notes a right to accelerate payment. At December 31, 2006, $713 had been accrued in connection with the June 15, 2007 interest payment.
     On December 5, 2001, we issued $200,000 8 1/4% Senior Subordinated Notes due 2011. The notes were sold at par value and we received net proceeds of $195,500 and are subordinated to our senior unsecured credit facility and rank pari passu with our 6 3/4% Senior Subordinated Notes. There is no sinking fund requirement and the notes are redeemable at our option, in whole but not in part, at any time before December 15, 2006 at a Make-Whole Amount. Beginning December 15, 2006, the notes are redeemable at our option, in whole or in part, at 104.125% of their principal amount and thereafter at prices declining annually to 100% on and after December 15, 2009. The notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the notes a right to accelerate payment. At December 31, 2006, $871 had been accrued in connection with the June 15, 2007 interest payment.
     Other assets at December 31, 2006 and 2005 included approximately $10,411 and $9,784, respectively, of deferred financing costs, net of accumulated amortization, related primarily to the issuance of the senior floating rate notes, the 8 1/4% notes, the 6 3/4% notes and the bank credit facility. The costs associated with the senior floating rate notes, the 8 1/4% notes and the 6 3/4% notes are being amortized over the life of the notes using a method that applies effective interest rates of 9.2%, 8.6% and 7.1%, respectively. The costs associated with the credit facility are being amortized over the term of the facility.
     Total interest cost incurred on all obligations for the years ended December 31, 2006, 2005 and 2004 was $54,152, $38,100 and $23,800 respectively.
NOTE 8 — STOCK-BASED COMPENSATION:
     On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) became effective for us on January 1, 2006.
     We have elected to adopt the requirements of SFAS No. 123(R) using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. For the year ended December 31, 2006, we incurred $9,190 of stock-based compensation, of which $5,452 related to restricted stock issuances, $3,584 related to stock option grants and $154 related to employee bonus stock awards and of which a total of approximately $4,136 was capitalized into Oil and Gas Properties. Because of the non-cash nature of stock based compensation, the expensed portion of stock based compensation is added back to the net loss in arriving at net cash provided by operating activities in our statement of cash flow. The capitalized portion is not included in net cash used in investing activities. The net effect of the implementation of SFAS No. 123(R) on net income for the year ended December 31, 2006 was immaterial.

NOTE 8 — STOCK-BASED COMPENSATION: (Continued)
     For the years ended December 31, 2005, and 2004, if stock-based compensation expense had been determined consistent with the expense recognition provisions under SFAS No. 123, our net income, basic earnings per share and diluted earnings per share would have approximated the pro forma amounts below:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
	(In thousands, except per share amounts)
Net income	$136,764	$119,668
Add: Stock-based compensation expense included in net income, net of tax	909	18
Less: Stock-based compensation expense using fair value method, net of tax	(2,601)	(2,506)

Pro forma net income	$135,072	$117,180

Basic earnings per share	$5.07	$4.50
Pro forma basic earnings per share	$5.01	$4.41

Diluted earnings per share	$5.02	$4.45
Pro forma diluted earnings per share	$4.96	$4.36
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
     Stock Options. Stock options granted and related fair values for the years ended December 31, 2006, 2005 and 2004 are listed in the following table. Fair value for the years ended December 31, 2006, 2005 and 2004, was determined using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Stock options granted	15,000	85,500	282,250
Fair value of stock options granted ($ in thousands)	$314	$1,780	$5,678
Weighted average grant date fair value	$20.90	$20.81	$20.12
Assumptions:
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	36.59%	36.47%	39.92%
Risk-free rate	4.58%	3.84%	3.90%
Expected option life	6.0 years	6.0 years	6.0 years
Forfeiture rate	10.00%	0.00%	0.00%
     Expected volatility and expected option life are based on a historical average. The risk-free rate is based on quoted rates on zero-coupon Treasury Securities for terms consistent with the expected option life.

NOTE 8 — STOCK-BASED COMPENSATION: (Continued)
A summary of stock option activity under the Plan during the year ended December 31, 2006 is as follows:

	Number			Aggregate
	of	Wgtd. Avg.	Wgtd. Avg.	Intrinsic
	Options	Exer. Price	Term	Value
Options outstanding, beginning of period	1,902,062	$41.99
Granted	15,000	47.75
Exercised	(290,219)	33.96		$3,545
Forfeited	(107,077)	37.63
Expired	(124,931)	55.29

Options outstanding, end of period	1,394,835	42.87	4.5 years	$759

Options exercisable, end of period	1,018,716	43.15	3.6 years	751

Options unvested, end of period	376,119	42.09	7.0 years	8

Exercise prices for stock options outstanding at December 31, 2006 range from $25.75 to $61.93.
A summary of stock option activity under the Plan during the year ended December 31, 2005 is as follows:

	Number			Aggregate
	of	Wgtd. Avg.	Wgtd. Avg.	Intrinsic
	Options	Exer. Price	Term	Value
Options outstanding, beginning of period	2,541,135	$39.47
Granted	85,500	49.54
Exercised	(486,127)	29.00		$10,845
Forfeited	(154,163)	37.73
Expired	(84,283)	56.43

Options outstanding, end of period	1,902,062	41.99	5.7 years	$6,496

Options exercisable, end of period	1,160,669	42.72	4.5 years	3,114

Options unvested, end of period	741,993	40.84	7.5 years	3,382

A summary of stock option activity under the Plan during the year ended December 31, 2004 is as follows:

	Number			Aggregate
	of	Wgtd. Avg.	Wgtd. Avg.	Intrinsic
	Options	Exer. Price	Term	Value
Options outstanding, beginning of period	2,735,559	$37.92
Granted	282,250	46.16
Exercised	(296,107)	29.34		$5,203
Forfeited	(180,567)	42.97
Expired	—	—

Options outstanding, end of period	2,541,135	39.47	4.1 years	$13,998

Options exercisable, end of period	1,372,416	38.79	3.1 years	8,490

Options unvested, end of period	1,168,719	40.27	5.3 years	5,508

     Common stock issued upon the exercise of non-qualified stock options results in a tax deduction for us equivalent to the compensation income recognized by the option holder. Prior to the adoption of SFAS No. 123(R) for financial reporting purposes, the tax effect of this deduction was accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. The exercise of stock options during 2005 and 2004 resulted in a tax benefit to us of approximately $3,796 and $1,821, respectively. The adoption of SFAS No. 123(R) limits this benefit for financial reporting purposes to those entities not in a net operating loss position. Consequently, for 2006 we have not recorded this benefit.
     Restricted Stock. During the year ended December 31, 2006, we issued 151,150 shares of restricted stock valued at $6,220. The fair value of restricted shares is determined based on the average of the high and low prices on the issuance date and assumes a 5% forfeiture rate in 2006. During the year ended December 31, 2005, we issued 338,000 shares of restricted stock valued at $17,589 and during the year ended December 31, 2004, we issued 33,710 shares of restricted stock valued at $1,514.

NOTE 8 — STOCK-BASED COMPENSATION: (Continued)
     A summary of the restricted stock activity under the Plan for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006		2005		2004
	Number of	Wgtd. Avg.	Number of	Wgtd. Avg.	Number of	Wgtd. Avg.
	Restricted	Fair Value	Restricted	Fair Value	Restricted	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Restricted stock outstanding, beginning of period	344,038	$51.52	33,710	$44.91	—	$—
Issuances	151,150	41.15	338,000	52.04	33,710	44.91
Lapse of restrictions	(106,261)	51.39	(8,272)	44.76	—	—
Forfeitures	(60,480)	50.50	(19,400)	52.01	—	—

Restricted stock outstanding, end of period	328,447	46.97	344,038	51.52	33,710	44.91

     As of December 31, 2006, there was $17,055 of unrecognized compensation cost related to all non-vested share-based compensation arrangements under the Plan. That cost is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 2.0 years. Subsequent to December 31, 2006, 151,400 shares of restricted stock and 25,000 stock options were granted under the Plan.
NOTE 9 — TERMINATED MERGERS:
     Included in the year-to-date 2006 net loss is $51,500 in merger expense reimbursements partially offset by $50,029 in merger related expenses. Merger expenses include a $43,500 termination fee incurred in connection with the proposed merger with EPL. Prior to entering into the EPL Merger Agreement, we terminated our merger agreement with Plains Exploration and Production Company (“Plains”) and Plains Acquisition Corp. (“Plains Acquisition”) on June 22, 2006. As required under the terms of the terminated merger agreement among Stone, Plains and Plains Acquisition, Plains was entitled to a termination fee of $43,500 (“Plains Termination Fee”), which was advanced by EPL to Plains on June 22, 2006. Pursuant to the EPL Merger Agreement, we were obligated to repay all or a portion of this termination fee under certain circumstances if the EPL merger was not consummated. The $43,500 termination fee was recorded as merger expenses in the income statement during the second quarter of 2006. Of this amount, $25,300 was potentially reimbursable to EPL under certain circumstances described in the EPL Merger Agreement and therefore was recorded as deferred revenue on the balance sheet as of June 30, 2006 and September 30, 2006. The remaining $18,200 of the termination fee was recorded as merger expense reimbursement in the income statement during the three months ended June 30, 2006.
     On October 11, 2006, we entered into an agreement with EPL and EPL Acquisition pursuant to which the EPL Merger Agreement was terminated. Pursuant to the termination of the EPL Merger Agreement, EPL paid us $8,000 and released all claims to the $43,500 Plains Termination Fee. The $8,000 fee paid to us by EPL in conjunction with the termination of the EPL Merger Agreement was recorded as merger expense reimbursement in the income statement in the fourth quarter of 2006. Additionally, the remaining $25,300 of the Plains Termination Fee was recognized as merger expense reimbursement in earnings in the fourth quarter of 2006.
NOTE 10 — INTERNATIONAL OPERATIONS:
     During 2006, we entered into an agreement to participate in the drilling of two exploratory wells on two offshore concessions in Bohai Bay, China. After the drilling of the two wells, it has been determined that additional drilling will be necessary to evaluate the commercial viability of this project. We have the potential to earn an interest in 750,000 acres on these two concessions. Included in unevaluated oil and gas property costs at December 31, 2006 are $40,553 of capital expenditures related to our properties in Bohai Bay, China.
NOTE 11 — PROPERTY ACQUISITION:
     On July 14, 2006, we completed a $188,106 acquisition after post-closing adjustments of additional working interests in Mississippi Canyon Blocks 109 and 108. The acquisition was financed with a portion of the proceeds from the private placement of $225,000 aggregate principal amount of senior floating rate notes due 2010 (see Note 7). With the acquisition, we increased our working interest in Mississippi Canyon Block 109 from 33% to 100% and in Mississippi Canyon Block 108 from 16.5% to 24.8%.
NOTE 12 — TRANSACTIONS WITH RELATED PARTIES:
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

NOTE 12 — TRANSACTIONS WITH RELATED PARTIES: (Continued)
     Our interests in certain oil and gas properties are burdened by net profits interests and overriding royalty interests granted at the time of acquisition to certain of our former officers. Such net profit interest owners do not receive any cash distributions until we have recovered all acquisition, development, financing and operating costs. D. Peter Canty, a former director and former President and Chief Executive Officer, and James H. Prince, former Executive Vice President and Chief Financial Officer, remain net profit interest owners. Amounts paid to these former officers under the remaining net profits arrangement amounted to $889, $915 and $727 in 2006, 2005 and 2004, respectively. In addition, Michael E. Madden, former Vice President of Reserves, was granted an overriding royalty interest in some of our properties by an independent third party. At the time he was granted this interest, he was serving Stone as an engineering consultant. The amounts paid to Michael E. Madden during 2006, 2005 and 2004 under the overriding royalty arrangement totaled $100, $156 and $101, respectively.
     The son of John P. Laborde, one of our directors, has an interest in several marine service companies, which provided services to us during 2005 and 2004 in the amount of $1,876 and $1,534, respectively. John P. Laborde has no interest in these companies.
NOTE 13 — HEDGING ACTIVITIES:
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
     Stone has entered into zero-premium collars with various counterparties for a portion of our expected 2007 and 2008 oil and 2007 natural gas production from the Gulf Coast Basin. The natural gas collar settlements are based on an average of New York Mercantile Exchange (“NYMEX”) prices for the last three days of a respective month. The oil collar settlements are based upon an average of the NYMEX closing price for West Texas Intermediate (“WTI”) during the entire calendar month. The contracts require payments to the counterparties if the average price is above the ceiling price or payment from the counterparties if the average price is below the floor price. Our outstanding collars are with Bank of America, N.A., BNP Paribas and JP Morgan. During the year ended December 31, 2006, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized.
     During 2005 we utilized oil and gas collar contracts in the Gulf Coast Basin and fixed-price swaps to hedge a portion of our future gas production from our Rocky Mountain Region properties. Our swap contracts were with Bank of America and were based upon Inside FERC published prices for natural gas deliveries at Kern River. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. The last of these contracts terminated on December 31, 2005. One of our collar contracts for September, October and November 2005 became ineffective when curtailments of our oil production resulting from Hurricanes Katrina and Rita resulted in production levels less than hedged amounts.
     During 2004, a portion or our oil and natural gas production from the Gulf Coast Basin was hedged with put contracts. Put contracts are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if NYMEX prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above that floor.
     During the year ended December 31, 2006, we realized a net increase in oil revenue and natural gas revenue related to our effective zero-premium collars of $89 and $36,953, respectively. We realized a net decrease of $31,231 in natural gas revenue related to our effective swaps and a net decrease of $10,936 in oil revenue related to our effective zero-premium collars for the year ended December 31, 2005. During the year ended December 31, 2004, we realized a net decrease in natural gas revenue related to our put contracts of $10,122.
     At December 31, 2006, we had accumulated other comprehensive income of $8,849, net of tax, which related to our 2007 and 2008 collar contracts. We believe this amount approximates the estimated amount to be reclassified into earnings in the next two years.

NOTE 13 — HEDGING ACTIVITIES: (Continued)
     Derivative expense (income) for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	Year Ended December 31,
	2006	2005	2004
Cost of put contracts settled	$—	$—	$4,099
Cash settlement on the ineffective portion of derivatives	(2,311)	3,388	—
Changes in fair market value of ineffective portion of derivatives	(377)	—	—

Total derivative expense (income)	($2,688)	$3,388	$4,099

     The following table shows our hedging positions as of February 14, 2007:

	Zero-Premium Collars
	Natural Gas			Oil
	Daily			Daily
	Volume	Floor	Ceiling	Volume	Floor	Ceiling
	(MMBtus/d)	Price	Price	(Bbls/d)	Price	Price
2007	20,000	$7.50	$10.40	3,000	$60.00	$78.35
2007	60,000 *	7.00	9.40	3,000	60.00	93.05
2008	—	—	—	3,000	60.00	90.20

*	March — December (executed in early 2007)
NOTE 14 — COMMITMENTS AND CONTINGENCIES:
     We lease office facilities in New Orleans, Louisiana, Houston, Texas and Denver, Colorado under the terms of long-term, non-cancelable leases expiring on various dates through 2010. We also lease automobiles under the terms of non-cancelable leases expiring at various dates through 2007. We also lease certain equipment on our oil and gas properties typically on a month-to-month basis. The minimum net annual commitments under all leases, subleases and contracts noted above at December 31, 2006 were as follows:

2007	$586
2008	476
2009	271
2010	271
     Payments related to our lease obligations for the years ended December 31, 2006, 2005 and 2004 were approximately $690, $876 and $1,122 respectively. We subleased office space to third parties, and for the years ended 2005 and 2004, we recorded related receipts of $86 and $832, respectively.
     We are contingently liable to surety insurance companies in the aggregate amount of $74,075 relative to bonds issued on our behalf to the United States Department of the Interior Minerals Management Service (MMS), federal and state agencies and certain third parties from which we purchased oil and gas working interests. The bonds represent guarantees by the surety insurance companies that we will operate in accordance with applicable rules and regulations and perform certain plugging and abandonment obligations as specified by applicable working interest purchase and sale agreements.
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

NOTE 14 — COMMITMENTS AND CONTINGENCIES: (Continued)
     In connection with our exploration efforts, specifically in the deep water of the Gulf of Mexico, we have committed to acquire seismic data from certain providers on multiple offshore blocks over the next two years. As of December 31, 2006, our seismic data purchase commitments totaled $30,269 to be incurred over the next two years.
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
     In 2005 Stone received notice that the staff of the SEC (the “Staff”) was conducting an informal inquiry into the revision of Stone’s proved reserves and the financial statement restatement. The Staff has also informed Stone that it is likely to obtain a formal order of investigation with its inquiry. In addition, Stone has received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement. Stone is cooperating fully with both inquiries.
     On or around November 30, 2005, George Porch filed a putative class action in the United States District Court for the Western District of Louisiana (the “Federal Court”) against Stone, David Welch, Kenneth Beer, D. Peter Canty and James Prince purporting to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Three similar complaints were filed soon thereafter. All complaints had asserted a putative class period commencing on June 17, 2005 and ending on October 6, 2005. All complaints contended that, during the putative class period, defendants, among other things, misstated or failed to disclose (i) that Stone had materially overstated Stone’s financial results by overvaluing its oil reserves through improper and aggressive reserve methodologies; (ii) that the Company lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) that as a result of the foregoing, the values of the Company’s proved reserves, assets and future net cash flows were materially overstated at all relevant times. On March 17, 2006, these purported class actions were consolidated, with El Paso Fireman & Policeman’s Pension Fund designated as Lead Plaintiff (“Securities Action”). Lead plaintiff filed a consolidated class action complaint on or about June 14, 2006. The consolidated complaint alleges claims similar to those described above and expands the putative class period to commence on May 2, 2001 and to end on March 10, 2006. On September 13, 2006, Stone and the individual defendants filed motions seeking dismissal of that action. The motion has since been fully briefed by the parties, but — as of this date — has not been decided by the Federal Court.
     In addition, on or about December 16, 2005, Robert Farer and Priscilla Fisk filed respective complaints in the Federal Court purportedly alleging claims derivatively on behalf of Stone. Similar complaints were filed thereafter in the Federal Court by Joint Pension Fund, Local No. 164, I.B.E.W., and in the 15th Judicial District Court, Parish of Lafayette, Louisiana (the “State Court”) by Gregory Sakhno. Stone was named as a nominal defendant and David Welch, Kenneth Beer, D. Peter Canty, James Prince, James Stone, John Laborde, Peter Barker, George Christmas, Richard Pattarozzi, David Voelker, Raymond Gary, B.J. Duplantis and Robert Bernhard were named as defendants in these actions. The State Court action purportedly alleged claims of breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets against all defendants, and claims of unjust enrichment and insider selling against certain individual defendants. The Federal Court derivative actions asserted purported claims against all defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment and claims against certain individual defendants for breach of fiduciary duty and violations of the Sarbanes-Oxley Act of 2002.
     On March 30, 2006, the Federal Court entered an order naming Robert Farer, Priscilla Fisk and Joint Pension Fund, Local No. 164, I.B.E.W. as co-lead plaintiffs in the Federal Court derivative action and directed the lead plaintiffs to file a consolidated amended complaint within forty-five days. On April 22, 2006, the complaint in the State Court derivative action was amended to also assert claims on behalf of a purported class of shareholders of Stone. In addition to the above mentioned claims, the amended State Court derivative action complaint purported to allege breaches of fiduciary duty by the director defendants in connection with the then proposed merger transaction with Plains and seeks an order enjoining the director defendants from entering into the then proposed

NOTE 14 — COMMITMENTS AND CONTINGENCIES: (Continued)
transaction with Plains. On May 15, 2006, the first consolidated complaint in the Federal Court derivative action was filed; it contained a similar injunctive claim. On September 15, 2006, co-lead plaintiffs’ in the Federal Court derivative action further amended their complaint to seek an order enjoining Stone’s proposed merger with EPL based on substantially the same grounds previously asserted regarding the prior proposed transaction with Plains. On October 2, 2006, each of the defendants in the Federal Court derivative action filed or joined in motions seeking dismissal of all or part of that action. Those motions were denied without prejudice on November 30, 2006 when the Federal Court granted the co-lead plaintiffs leave to file a third amended complaint. Following the filing of the third amended complaint in the Federal Court derivative action, defendants filed motions seeking to have that action either dismissed or stayed until resolution of the pending motion to dismiss the Securities Action before the Federal Court. On December 21, 2006 the Federal Court stayed the Federal Court derivative action at least until resolution of the pending motion to dismiss the Securities Action after which time a hearing will be conducted by the Federal Court to determine the propriety of maintaining that stay.
     On or around August 28, 2006, ATS instituted an action (the “ATS Litigation”) in the Delaware Court of Chancery for New Castle County (the “Delaware Court”). The initial complaint in the ATS Litigation, among other things, challenged certain provisions of the EPL Merger Agreement pursuant to which EPL (i) paid the $43,500 Plains Termination Fee; and (ii) agreed, under certain contractually specified conditions, to pay Stone $25,600 in the event of a future termination of the Merger Agreement (the “EPL Termination Fee”). On or around September 12, 2006, a purported shareholder of EPL filed a purported class action in the Delaware Court (the “Farrington Action”). The initial Farrington Action complaint asserted claims similar to those in the ATS Litigation and sought, among other things, a damages recovery in the amount of the Plains Termination Fee.
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
     On October 11, 2006, EPL and Stone entered into an agreement (the “Termination and Release Agreement”) pursuant to which they agreed, among other things, (i) to enter into a mutual termination of the Merger Agreement, (ii) to mutually release certain actual or potential claims or rights of action, (iii) to mutually seek a dismissal of the Declaratory Action, and (iv) that EPL would make a payment of $8,000 to Stone (the “$8 Million Payment”). EPL made the $8 Million Payment to Stone. On October 13, 2006, the Declaratory Action was dismissed by stipulation of the parties and order of the Delaware Court.
     On or around October 16, 2006, following the execution of the Termination and Release Agreement, plaintiffs in both the ATS Litigation and the Farrington Litigation sought (and were later granted leave by the Court) to file Second Amended Complaints that, among other things, added claims seeking a recovery in the amount of the $8 Million Payment. On October 26, 2006, ATS voluntarily dismissed the ATS Litigation without prejudice, while — as of this date — the Farrington Action remains pending. On November 2, 2006, Stone and EPL filed motions to dismiss the Farrington Action. The Delaware Court has yet to reach a determination as to the merits of the claims asserted in the Farrington Action with respect to the Plains Termination Fee or the $8 Million Payment.
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

NOTE 15 — EMPLOYEE BENEFIT PLANS:
     We have entered into deferred compensation and disability agreements with certain of our officers and former officers whereby we have purchased split-dollar life insurance policies to provide certain retirement and death benefits for certain of our officers and former officers and death benefits payable to us. The aggregate death benefit of the policies was $3,286 at December 31, 2006, of which $325 was payable to certain officers or former officers or their beneficiaries and $2,961 was payable to us. Total cash surrender value of the policies, net of related surrender charges at December 31, 2006, was approximately $1,309 and is recorded in other assets. Additionally, the benefits under the deferred compensation agreements vest after certain periods of employment, and at December 31, 2006, the liability for such vested benefits was approximately $889 and is recorded in other long-term liabilities.
     The following is a brief description of each incentive compensation plan applicable to our employees:
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

In February 2003 and February 2005, our board of directors approved and adopted the Revised Annual Incentive Compensation Plan. The revised plan provides for annual cash incentive bonuses that are tied to the achievement of certain strategic objectives as defined by our board of directors on an annual basis. Stone incurred expenses of $4,356, $1,252, and $2,318, net of amounts capitalized, for each of the years ended December 31, 2006, 2005 and 2004, respectively, related to incentive compensation bonuses to be paid under the revised plan. A substantial portion of the 2006 annual incentive bonuses were not earned by performance but were a result of an employee retention program put in place by the board of directors to address employee uncertainty that resulted from two terminated merger agreements in 2006.

ii.	The company’s 2004 Amended and Restated Stock Incentive Plan (the “Plan”) provides for the granting of incentive stock options, restricted stock awards, bonus stock awards, or any combination as is best suited to the circumstances of the particular employee or nonemployee director. The Plan provides for 4,225,000 shares of common stock to be reserved for issuance pursuant to this plan. Under the Plan, we may grant both incentive stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options to all employees and directors. All such options must have an exercise price of not less than the fair market value of the common stock on the date of grant and may not be re-priced without stockholder approval. Stock options to all employees vest ratably over a five-year service-vesting period and expire ten years subsequent to award. Stock options issued to non-employee directors vest ratably over a three-year service-vesting period and expire ten years subsequent to award. In addition, the Plan provides that shares available under the Plan may be granted as restricted stock. Restricted stock grants vest in two or more years at the discretion of the Compensation Committee of the board of directors. At December 31, 2006, we had approximately 727,291 additional shares available for issuance pursuant to the Plan.

iii.	The Stone Energy 401(k) Profit Sharing Plan provides eligible employees with the option to defer receipt of a portion of their compensation and we may, at our discretion, match a portion or all of the employee’s deferral. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the directions of each employee. An employee is 20% vested in matching contributions (if any) for each year of service and is fully vested upon five years of service. For the years ended December 31, 2006, 2005 and 2004, Stone contributed $964, $974 and $850, respectively, to the plan.

iv.	The Stone Energy Corporation Deferred Compensation Plan provides eligible executives with the option to defer up to 100% of their compensation for a calendar year and we may, at our discretion, match a portion or all of the participant’s deferral based upon a percentage determined by the board of directors. To date there have been no matching contributions made by Stone. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the direction of each participant. At December 31, 2006 and 2005, plan assets of $2,153 and $901, respectively, were included in other assets. An equal amount of plan liabilities were included in other long-term liabilities.

NOTE 15 — EMPLOYEE BENEFIT PLANS: (Continued)
v.	On November 16, 2006, our board of directors approved the Stone Energy Corporation Executive Change of Control and Severance Plan (“Severance Plan”), effective as of November 16, 2006. The Plan will provide the company’s executives that are terminated in the event of a change of control and upon certain other terminations of employment with change of control and severance benefits as defined in the Severance Plan. The Severance Plan replaces in full the company’s present Executive Severance Policy. The Severance Plan covers all officers, other than those covered by the company’s Executive Change of Control Severance Policy (currently only the Chief Executive Officer and Chief Financial Officer). Severance is triggered by a termination of employment by the company for the “convenience of the company”, as determined by the compensation committee of the board, whether or not a change of control has occurred. On and during the 12 month period following a change of control, a termination of the executive other than for cause or a resignation for “good reason” is deemed to be for the convenience of the company. Executives who are terminated within the scope of the Severance Plan will be entitled to certain payments and benefits including the following: a lump sum equal to his annual pay (or 2.99 times his annual pay if the termination is on or after a change of control), a pro-rated portion of the projected bonus, if any, for the year of termination or change of control, continued health plan coverage for six months and outplacement services. If the payments would be “excess parachute payments,” they will be reduced as necessary to avoid the 20% excise tax under Section 4999 of the Internal Revenue Code (the “Code”) but only if the executive is in a better net after-tax position after such reduction. Also, if a payment would be to a “key employee” for purposes of Section 409A of the Code, payment will be delayed until six months after his termination if required to comply with Section 409A. Benefits paid upon a change of control, without regard to whether there is a termination of employment, include the following: lapse of restrictions on restricted stock, accelerated vesting and cash-out of all in-the-money stock options, a 401(k) plan employer matching contribution at the rate of 50%, and a pro-rated portion of the projected bonus, if any, for the year of change of control. The Severance Plan will remain in effect through December 31, 2007 and may be extended from year to year by resolutions of the board. However, if a change of control occurs during a term, the term is automatically extended for 12 months from that change of control.

On November 16, 2006, our board of directors approved the Stone Energy Corporation Employee Change of Control Severance Plan (the “Employee Severance Plan”), effective as of November 16, 2006. The Employee Severance Plan covers all full-time employees other than officers. Severance is triggered by an involuntary termination of employment on and during the 6 month period following a change of control, including a resignation by the employee relating to a change in duties. Employees who are terminated within the scope of the Employee Severance Plan will be entitled to certain payments and benefits including the following: a lump sum equal to (1) his weekly pay times his full years of service, plus (2) one week’s pay for each full $10,000 of annual pay, but the sum of (1) and (2) cannot be less than 12 weeks of pay or greater than 52 weeks of pay; continued health plan coverage for six months; and a pro-rated portion of the employee’s targeted bonus for the year. Benefits paid upon a change of control, without regard to whether there is a termination of employment, include the following: lapse of restrictions on restricted stock, accelerated vesting and cash-out of all in-the-money stock options, a 401(k) plan employer matching contribution at the rate of 50%, and a lump sum cash payment equal to the product of (i) the number of “restricted shares” of company stock that the employee would have received under the company’s stock plan but did not receive for the time-vested portion of his long-term stock incentive award, if any, for the calendar year in which the change of control occurs times (ii) the price per share of the company’s common stock utilized in effecting the change of control, provided that such amount shall be prorated by multiplying such amount by the number of full months that have elapsed from January 1 of that calendar year to the effective date of the change of control and then dividing the result by twelve (12). The Employee Severance Plan will remain in effect through December 31, 2007 and may be extended from year to year by resolutions of the board. However, if a change of control occurs during a term, the term is automatically extended for 6 months from that change of control.
NOTE 16 — DIVESTITURE PROGRAM:
     In December 2006, we announced that our Board of Directors had approved and endorsed a strategic plan to re-focus on our Gulf of Mexico conventional shelf properties. As part of this strategy, we expect to divest selected properties in the Rocky Mountain Region and the Gulf Coast Basin in 2007. We anticipate that the proceeds from the planned asset sales would be used to materially reduce our debt. We expect this divestiture to be substantially completed in the second quarter of 2007.

NOTE 17 — OIL AND GAS RESERVE INFORMATION — UNAUDITED:
     Our net proved oil and gas reserves at December 31, 2006 have been prepared in accordance with guidelines established by the SEC. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.
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
     The following table sets forth an analysis of the estimated quantities of net proved and proved developed oil (including condensate) and natural gas reserves, all of which are located onshore and offshore the continental United States:

			Oil and
		Natural	Natural
	Oil in	Gas in	Gas in
	MBbls	MMcf	MMcfe
Estimated proved reserves as of December 31, 2003	44,508	380,280	647,326
Revisions of previous estimates	(1,625)	(16,585)	(26,335)
Extensions, discoveries and other additions	3,830	66,501	89,481
Purchase of producing properties	1,819	44,976	55,890
Sale of reserves	(709)	(5,726)	(9,980)
Production	(5,438)	(55,544)	(88,172)

Estimated proved reserves as of December 31, 2004	42,385	413,902	668,210
Revisions of previous estimates	(4,745)	(50,881)	(79,349)
Extensions, discoveries and other additions	6,534	34,492	73,696
Purchase of producing properties	2,173	704	13,743
Production	(4,838)	(54,129)	(83,158)

Estimated proved reserves as of December 31, 2005	41,509	344,088	593,142
Revisions of previous estimates	(5,064)	(43,241)	(73,625)
Extensions, discoveries and other additions	2,580	74,069	89,549
Purchase of producing properties	7,928	11,374	58,942
Production	(5,593)	(43,508)	(77,066)

Estimated proved reserves as of December 31, 2006	41,360	342,782	590,942

Estimated proved developed reserves:
as of December 31, 2004	33,115	312,454	511,144

as of December 31, 2005	31,557	241,347	430,689

as of December 31, 2006	33,301	222,664	422,470

NOTE 17 — OIL AND GAS RESERVE INFORMATION — UNAUDITED: (Continued)
     The following tables present the standardized measure of future net cash flows related to estimated proved oil and gas reserves together with changes therein, as defined by the FASB, including a reduction for estimated plugging and abandonment costs that are also reflected as a liability on the balance sheet at December 31, 2006 in accordance with SFAS No. 143. You should not assume that the future net cash flows or the discounted future net cash flows, referred to in the table below, represent the fair value of our estimated oil and gas reserves. As required by the SEC, we determine estimated future net cash flows using period-end market prices for oil and gas without considering hedge contracts in place at the end of the period. The average 2006 year-end product prices for all of our properties were $56.90 per barrel of oil and $5.39 per Mcf of gas. Future production and development costs are based on current costs with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.

	Standardized Measure
	Year Ended December 31,
	2006	2005	2004
Future cash inflows	$4,199,788	$5,766,726	$4,457,716
Future production costs	(1,254,374)	(1,293,950)	(851,926)
Future development costs	(966,627)	(678,212)	(522,210)
Future income taxes	(279,867)	(987,901)	(744,604)

Future net cash flows	1,698,920	2,806,663	2,338,976
10% annual discount	(450,090)	(873,684)	(726,517)

Standardized measure of discounted future net cash flows	$1,248,830	$1,932,979	$1,612,459

	Changes in Standardized Measure
	Year Ended December 31,
	2006	2005	2004
Standardized measure at beginning of year	$1,932,979	$1,612,459	$1,464,076

Sales and transfers of oil and gas produced, net of production costs	(513,785)	(508,397)	(436,748)
Changes in price, net of future production costs	(931,742)	879,528	193,382
Extensions and discoveries, net of future production and development costs	120,314	269,742	267,760
Changes in estimated future development costs, net of development costs incurred during the period	(14,222)	(22,537)	19,796
Revisions of quantity estimates	(247,092)	(402,974)	(141,133)
Accretion of discount	256,508	207,148	187,795
Net change in income taxes	454,881	(173,079)	(45,072)
Purchases of reserves in-place	217,701	44,940	232,450
Sales of reserves in-place	—	—	(19,558)
Changes in production rates due to timing and other	(26,712)	26,150	(110,289)

Net increase in standardized measure	(684,149)	320,521	148,383

Standardized measure at end of year	$1,248,830	$1,932,980	$1,612,459

NOTE 18 – SUMMARIZED QUARTERLY FINANCIAL INFORMATION – UNAUDITED:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2006
Operating revenue	$158,434	$169,179	$182,158	$179,217
Income (loss ) from operations	42,018	45,140	29,099	(481,506)	*
Net income (loss)	24,008	($1,452)	21,758	(298,536)	*

Earnings (loss) common per share	$0.88	($0.05)	$0.79	($10.91)
Earnings (loss) common per share assuming dilution	0.88	(0.05)	0.79	(10.91)

2005
Operating revenue	$156,153	$185,238	$159,275	$135,574
Income from operations	56,519	72,334	55,690	47,924
Net income	33,424	43,967	32,978	26,395

Earnings common per share	$1.25	$1.64	$1.22	$0.97
Earnings common per share assuming dilution	1.24	1.62	1.20	0.96

*	Includes a ceiling test write-down of $510,013 before taxes, $330,488 after taxes.

GLOSSARY OF CERTAIN INDUSTRY TERMS
     The following is a description of the meanings of some of the oil and gas industry terms used in this Form 10-K. The definitions of proved developed reserves, proved reserves and proved undeveloped reserves have been abbreviated from the applicable definitions contained in Rule 4-10(a)(-4) of Regulation S-X. The entire definitions of those terms can be viewed on the website at http://www.sec.gov/divisions/corpfin/forms/regsx.htm#gas.
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
     Make-Whole Amount. The greater of 104.125% of the principal amount of the 8-1/4% Notes (103.375% of the principal amount of the 6 3/4 % Notes)and the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semiannual basis at the applicable treasury rate plus 50 basis points.
     Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells.

G-1

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

G-2

EXHIBIT INDEX

Exhibit
Number		Description
3.1	—	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	—	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

*3.3	—	Restated Bylaws of the Registrant.

4.1	—	Rights Agreement, with exhibits A, B and C thereto, dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-12074)).

4.2	—	Amendment No. 1, dated as of October 28, 2000, to Rights Agreement dated as of October 15, 1998, between Stone Energy Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-51968)).

4.3	—	Indenture between Stone Energy Corporation and JPMorgan Chase Bank dated December 10, 2001 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-81380)).

4.4	—	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004.)

4.5	—	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated June 28, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2006.)

4.6	—	Registration Rights Agreement between Stone Energy Corporation and the Initial Purchasers of the Floating Rate Senior Notes due 2010 named therein, dated as of June 28, 2006 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated June 28, 2006 (File No. 001-12074)).

†10.1	—	Deferred Compensation and Disability Agreements between TSPC and D. Peter Canty dated July 16, 1981, and between TSPC and James H. Prince dated August 23, 1981 and September 20, 1981, respectively (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

†10.2	—	Conveyances of Net Profits Interests in certain properties to D. Peter Canty and James H. Prince (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

†10.3	—	Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.4	—	Stone Energy Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-12074)).

Exhibit
Number		Description
†10.5	—	Stone Energy Corporation Amendment to the Annual Incentive Compensation Plan dated January 15, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-12074)).

†10.6	—	Stone Energy Corporation Revised Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-12074)).

†10.7	—	Stone Energy Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107440)).

10.8	—	Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated April 30, 2004. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2004 (File No. 001-12074)).

10.9	—	Amendment No. 1 to the Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated December 14, 2004 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.10	—	Stone Energy Corporation 2004 Amended and Restated Stock Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107440)).

†10.11	—	Stone Energy Corporation Revised (2005) Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

10.12	—	Amendment No. 2 to the Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated March 28, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2006 (File No. 001-12074)).

10.13	—	Amendment No. 3 and Waiver dated as of June 16, 2006 among Stone Energy Corporation, the banks party to the Credit Agreement and Bank of America, N.A., as Agent for the Banks, (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2006 (File No. 001-12074)).

*10.14	—	Amendment No. 4 and Waiver to the Credit Agreement dated as of July 12, 2006 among Stone Energy Corporation, the financial institutions party to the Credit Agreement and Bank of America, N.A., as Agent for the Banks.

*10.15	—	Amendment No. 5 to the Credit Agreement dated as of December 31, 2006 among Stone Energy Corporation, the financial institutions party to the Credit Agreement and Bank of America, N.A. as Agent for the Banks.

10.16	—	Letter Agreement dated May 19, 2005 between Stone Energy Corporation and Kenneth H. Beer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 24, 2005 (File No. 001-12074)).

10.17	—	Employment Agreement dated January 12, 2006 between Stone Energy Corporation and David H. Welch (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 18, 2006 (File No. 001-12074)).

10.18	—	Stone Energy Corporation Executive Severance Policy dated August 18, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 23, 2005 (File No. 001-12074)).

10.19	—	Stone Energy Corporation Executive Change in Control Severance Policy dated August 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed August 23, 2005 (File No. 001-12074)).

Exhibit
Number		Description
10.20	—	Stone Energy Corporation Executive Change of Control and Severance Plan dated November 16, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2006 (File No. 001-12074)).

10.21	—	Stone Energy Corporation Employee Change of Control Severance Plan dated November 16, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 20, 2006 (File No. 001-12074)).

†10.22	—	Stone Energy Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.23	—	Adoption Agreement between Fidelity Management Trust Company and Stone Energy Corporation for the Stone Energy Corporation Deferred Compensation Plan dated December 1, 2004 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

16.1	—	Letter of Arthur Andersen LLP, dated June 26, 2002, regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K, filed June 27, 2002 (File No. 001-12074)).

18.1	—	Letter of Ernst & Young LLP, dated May 13, 2003, regarding change in accounting principles (incorporated by reference to Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003 (File No. 001-12074)).

*21.1	—	Subsidiaries of the Registrant.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*23.2	—	Consent of Netherland, Sewell & Associates, Inc.

*23.3	—	Consent of Ryder Scott Company, L.P.

*31.1	—	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	—	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	—	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.