Form 10-Q
period 2007-03-31
STONE ENERGY CORP
filed 2007-05-09
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes  ☐  No  ☑
     As of May 2, 2007, there were 28,030,892 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$65,345	$58,862
Accounts receivable	190,470	241,829
Fair value of hedging contracts	1,718	11,017
Deferred tax asset	1,014	—
Other current assets	1,032	965

Total current assets	259,579	312,673

Oil and gas properties — United States — full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $2,784,771 and $2,706,936, respectively	1,534,319	1,569,947
Unevaluated	186,572	173,925
Oil and gas properties — China (unevaluated)	36,477	40,553
Building and land, net	5,773	5,811
Fixed assets, net	7,965	8,302
Other assets, net	64,083	14,244
Fair value of hedging contracts	1,433	3,016

Total assets	$2,096,201	$2,128,471

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable to vendors	$87,743	$120,532
Undistributed oil and gas proceeds	46,131	39,540
Fair value of hedging contracts	4,184	—
Asset retirement obligations	32,586	130,341
Deferred taxes	—	3,706
Other current liabilities	15,642	16,709

Total current liabilities	186,286	310,828

Long-term debt	777,000	797,000
Deferred taxes	99,910	94,560
Asset retirement obligations	312,206	210,035
Other long-term liabilities	5,393	4,408

Total liabilities	1,380,795	1,416,831

Commitments and contingencies

Common stock	276	276
Treasury stock	(1,161)	(1,161)
Additional paid-in capital	505,477	502,747
Retained earnings	211,405	200,929
Accumulated other comprehensive income (loss)	(591)	8,849

Total stockholders’ equity	715,406	711,640

Total liabilities and stockholders’ equity	$2,096,201	$2,128,471

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating revenue:
Oil production	$93,584	$61,512
Gas production	79,749	96,922

Total operating revenue	173,333	158,434

Operating expenses:
Lease operating expenses	51,086	34,876
Production taxes	3,864	4,217
Depreciation, depletion and amortization	78,839	65,571
Accretion expense	4,416	3,043
Salaries, general and administrative expenses	8,233	8,477
Incentive compensation expense	846	232
Derivative expenses	500	—

Total operating expenses	147,784	116,416

Income from operations	25,549	42,018

Other (income) expenses:
Interest	11,191	5,915
Other income, net	(1,875)	(922)

Total other expenses	9,316	4,993

Income before taxes	16,233	37,025

Provision for income taxes:
Current	—	—
Deferred	5,757	13,017

Total income taxes	5,757	13,017

Net income	$10,476	$24,008

Basic earnings per share	$0.38	$0.88
Diluted earnings per share	$0.38	$0.88

Average shares outstanding	27,541	27,169
Average shares outstanding assuming dilution	27,577	27,352
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$10,476	$24,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	78,839	65,571
Accretion expense	4,416	3,043
Deferred income tax provision	5,757	13,017
Non-cash stock compensation expense	1,368	1,379
Non-cash derivative expense	500	—
Other non-cash expenses	778	200
(Increase) decrease in accounts receivable	1,552	(20,397)
(Increase) decrease in other current assets	(80)	482
Increase in accounts payable	600	351
Increase (decrease) in other current liabilities	5,524	(6,351)
Other	(4)	3

Net cash provided by operating activities	109,726	81,306

Cash flows from investing activities:
Investment in oil and gas properties	(83,246)	(138,964)
Investment in fixed and other assets	(447)	(1,593)

Net cash used in investing activities	(83,693)	(140,557)

Cash flows from financing activities:
Repayment of bank borrowings	(20,000)	—
Net proceeds from exercise of stock options and vesting of restricted stock	450	1,631

Net cash provided by (used in) financing activities	(19,550)	1,631

Net increase (decrease) in cash and cash equivalents	6,483	(57,620)

Cash and cash equivalents, beginning of period	58,862	79,708

Cash and cash equivalents, end of period	$65,345	$22,088

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation and subsidiary as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of future financial results.
Note 2 — Earnings Per Share
     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were approximately 36,000 and 183,000 dilutive shares for the three months ended March 31, 2007 and 2006, respectively.
     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 1,186,000 and 712,000 shares in the three months ended March 31, 2007 and 2006, respectively.
     During the three months ended March 31, 2007 and 2006, approximately 27,000 and 54,000 shares, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan.
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
     The following table illustrates our hedging positions as of May 2, 2007:

	Zero-Premium Collars
	Natural Gas			Oil
	Daily			Daily
	Volume	Floor	Ceiling	Volume	Floor	Ceiling
	(MMBtus/d)	Price	Price	(Bbls/d)	Price	Price
2007	20,000	$7.50	$10.40	3,000	$60.00	$78.35
2007	60,000	7.00	9.40	3,000	60.00	93.05
2008	30,000 *	8.00	14.05	3,000	60.00	90.20

*	January — March
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
     During the three months ended March 31, 2007 and 2006, we realized a net increase in natural gas revenue related to our effective zero-premium collars of $1.1 million and $4.2 million, respectively. We realized a net increase of $1.1 million in oil revenue related to our effective zero-premium collars for the three months ended March 31, 2007. Effective hedging transactions did not impact oil revenue for the three months ended March 31, 2006.
     During the quarter ended March 31, 2007, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. The change in the fair market value of the ineffective portion of these derivatives was $0.5 million and was recognized as derivative expense in the income statement during the quarter ended March 31, 2007. There were no ineffective hedging transactions during the quarter ended March 31, 2006.
Note 4 — Long-Term Debt
     Long-term debt consisted of the following at:

	March 31,	December 31,
	2007	2006
	(In millions)
8 1/4% Senior Subordinated Notes due 2011	$200	$200
6 3/4% Senior Subordinated Notes due 2014	200	200
Senior Floating Rate Notes due 2010	225	225
Bank credit facility	152	172

Total long-term debt	$777	$797

     Borrowings outstanding at March 31, 2007 under the facility totaled $152 million, and letters of credit totaling $52.8 million had been issued under the facility. At March 31, 2007, we had $120.2 million of borrowings available under the credit facility and the weighted average interest rate was approximately 6.8% per annum. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.
Note 5 — Comprehensive Income
     The following table illustrates the components of comprehensive income for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Net income	$10.5	$24.0
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	(9.4)	8.3

Comprehensive income	$1.1	$32.3

Note 6 — Asset Retirement Obligations
     During the first quarter of 2007 and 2006, we recognized non-cash expenses of $4.4 million and $3.0 million, respectively, related to the accretion of our asset retirement obligations. As of March 31, 2007, accretion expense represents the only change in our asset retirement obligations since December 31, 2006.
     During the first quarter of 2007, we obtained the consent of the Minerals Management Service to a multi-year plan for the plugging and abandoning of wells and the removal of wreckage and debris from offshore platforms destroyed by Hurricane Rita. Prior to obtaining this consent, the estimated costs of these activities were included in the current portion of asset retirement obligations. Subsequent to obtaining the consent, we have reclassified the costs of these activities estimated to occur after March 31, 2008 to long-term asset retirement obligations. Costs reclassified in the first quarter of 2007 to long-term amounted to $98.2 million. Additionally, accrued hurricane insurance reimbursements in the amount of $49.8 million attributable to these activities have been similarly reclassified to long-term assets.
Note 7 — Income Taxes
     We adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The net effect of the implementation of FIN 48 on our financial statements was immaterial. As of March 31, 2007 and December 31, 2006, we had unrecognized tax benefits of $1.2 million. All of our unrecognized tax benefits will impact our tax rate upon recognition.
     It is our policy to classify interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. For the quarter ended March 31, 2007, no interest or penalties were incurred related to underpayment of income taxes. As of March 31, 2007 and December 31, 2006, there were no accrued interest and penalties relating to prior periods.
     The tax years 2003 through 2006 remain subject to examination by major tax jurisdictions.
Note 8 — International Operations
     During 2006, we entered into an agreement to participate in the drilling of exploratory wells on two offshore concessions in Bohai Bay, China. After the drilling of three wells, it has been determined that additional drilling will be necessary to evaluate the commercial viability of this project. We have the potential to earn an interest in 750,000 acres on these two concessions. Included in unevaluated oil and gas property costs at March 31, 2007 are $36.5 million of capital expenditures related to our properties in Bohai Bay, China.
Note 9 — Divestiture Program
     In December 2006, we announced that our Board of Directors had approved and endorsed a strategic plan to re-focus on our Gulf of Mexico conventional shelf properties. As part of this strategy, we expect to divest selected properties in the Rocky Mountain Region and the Gulf Coast Basin in 2007. We anticipate that the proceeds from the planned asset sales would be used to materially reduce our debt. We expect the closing of the sale of a majority of our Rocky Mountain properties to occur late in the second quarter or early in the third quarter of 2007.
Note 10 — Commitments and Contingencies
     On April 23, 2007, Stone received notification from the Staff of the SEC that its inquiry into the revision of Stone’s proved reserves had been terminated and no enforcement action had been recommended. In 2005, Stone had received notice that the Staff of the SEC was conducting an inquiry into the revision of Stone’s proved reserves and the financial statement restatement.
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
     Stone has received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement regarding the revision of Stone’s proved reserves. Stone cooperated fully with this inquiry.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stone Energy Corporation as of December 31, 2006, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity and comprehensive income for the year then ended (not presented herein) and in our report dated February 23, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana
May 8, 2007

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
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this Form 10-Q should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
     Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties located in the conventional shelf of the Gulf of Mexico (the “GOM”), the deep shelf of the GOM, deep water of the GOM and several basins in the Rocky Mountain Region. We are also engaged in an exploratory joint venture in Bohai Bay, China. Our business strategy is to increase reserves, production and cash flow through the acquisition, exploitation and development of mature properties in the Gulf Coast Basin and exploring opportunities in the deep water environment of the Gulf of Mexico, Rocky Mountain Region and other potential areas. Throughout this document, reference to our “Gulf Coast Basin” properties includes our onshore, shelf, deep shelf and deep water properties. Reference to our “Rocky Mountain Region” includes our properties in several Rocky Mountain Basins and the Williston Basin.
Critical Accounting Policies
     Our Annual Report on Form 10-K describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:
•	remaining proved oil and gas reserves volumes and the timing of their production;

•	estimated costs to develop and produce proved oil and gas reserves;

•	accruals of exploration costs, development costs, operating costs and production revenue;

•	timing and future costs to abandon our oil and gas properties;

•	the effectiveness and estimated fair value of derivative positions;

•	classification of unevaluated property costs;

•	capitalized general and administrative costs and interest;

•	insurance recoveries related to hurricanes; and

•	contingencies.
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

Known Trends and Uncertainties
     International Operations. Included in unevaluated oil and gas property costs at March 31, 2007 are $36.5 million of capital expenditures related to our properties in Bohai Bay, China. Under full cost accounting, investments in individual countries represent separate cost centers for computation of depreciation, depletion and amortization as well as for full cost ceiling test evaluations. Given that this is our sole investment in the Peoples Republic of China, it is possible that upon a more complete evaluation of this project that some or all of this investment would be reclassed as a charge to expense on our income statement.
     Potential Gain or Loss on Divestiture. We anticipate the completion of our Rocky Mountain divestiture program in late second quarter or early third quarter 2007. If the nature and extent of the divestiture is deemed to significantly alter the relationship between capitalized costs and proved reserves attributable to our United States full cost pool, then full cost accounting rules require us to recognize a gain or loss on the sale. We can provide no assurances at this time that such divestiture will occur or whether the recognition of a gain or loss will be required.
Liquidity and Capital Resources
     Cash Flow and Working Capital. Net cash flow provided by operating activities for the three months ended March 31, 2007 was $109.7 million compared to $81.3 million reported in the comparable period in 2006. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2007 capital expenditures with cash flow provided by operating activities.
     Net cash flow used in investing activities totaled $83.7 million and $140.6 million during the first quarter of 2007 and 2006, respectively, which primarily represents our investment in oil and gas properties.
     Net cash flow used in financing activities totaled $19.6 million for the quarter ended March 31, 2007, which represents repayments of borrowings under our credit facility net of proceeds from the exercise of stock options. For the quarter ended March 31, 2006, net cash flow provided by financing activities totaled $1.6 million, which represents proceeds from the exercise of stock options.
     During the first quarter of 2007, we obtained the consent of the Minerals Management Service to a multi-year plan for the plugging and abandoning of wells and the removal of wreckage and debris from offshore platforms destroyed by Hurricane Rita. Prior to obtaining this consent, the estimated costs of these activities were included in the current portion of asset retirement obligations. Subsequent to obtaining the consent, we have reclassified the costs of these activities estimated to occur after March 31, 2008 to long-term asset retirement obligations. Costs reclassified in the first quarter of 2007 to long-term amounted to $98.2 million. Additionally, accrued hurricane insurance reimbursements in the amount of $49.8 million attributable to these activities have been similarly reclassified to long-term assets.
     We had working capital at March 31, 2007 of $73.3 million. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. “Liquidity” is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities. See “Bank Credit Facility”.
     Capital Expenditures. First quarter 2007 additions to oil and gas property costs of $50.8 million included $7.5 million of acquisition costs, $5.2 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $4.3 million of capitalized interest. These investments were financed by cash flow from operating activities.
     Our 2007 capital expenditures budget, excluding acquisitions, asset retirement costs and capitalized interest and salaries, general and administrative expenses, is approximately $320 million. Based upon our outlook of commodity prices and our estimated production, we expect to fund our 2007 capital program with cash flow provided by operating activities. To the extent that 2007 cash flow from operating activities exceeds our estimated 2007 capital expenditures, we may pay down a portion of our existing debt. If cash flow from operating activities during 2007 is not sufficient to fund estimated 2007 capital expenditures, we believe that our bank credit facility will provide us with adequate liquidity. See “Bank Credit Facility”.
     Bank Credit Facility. Borrowings outstanding at March 31, 2007 under our bank credit facility totaled $152 million, and letters of credit totaling $52.8 million had been issued under the facility. At March 31, 2007, we had $120.2 million of borrowings available under the credit facility and the weighted average interest rate was approximately 6.8%. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.
     Our credit facility is set to expire on April 30, 2008 and became a current liability on May 1, 2007. We anticipate that we will be able to negotiate a comparable facility before the expiration date.

Results of Operations
     The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	March 31,
	2007	2006	Variance	% Change

Production:
Oil (MBbls)	1,652	1,037	615	59%
Natural gas (MMcf)	11,474	11,269	205	2%
Oil and natural gas (MMcfe)	21,386	17,492	3,894	22%
Revenue data (in thousands) (a):
Oil revenue	$93,584	$61,512	$32,072	52%
Natural gas revenue	79,749	96,922	(17,173)	(18%)

Total oil and natural gas revenue	$173,333	$158,434	$14,899	9%
Average prices (a):
Oil (per Bbl)	$56.65	$59.32	($2.67)	(5%)
Natural gas (per Mcf)	6.95	8.60	(1.65)	(19%)
Oil and natural gas (per Mcfe)	8.11	9.06	(0.95)	(10%)
Expenses (per Mcfe):
Lease operating expenses	$2.39	$1.99	$0.40	20%
Salaries, general and administrative expenses (b)	0.39	0.48	(0.09)	(19%)
DD&A expense on oil and gas properties	3.64	3.69	(0.05)	(1%)

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
     During the first quarter of 2007, net income totaled $10.5 million, or $0.38 per share, compared to $24.0 million, or $0.88 per share for the first quarter of 2006. All per share amounts are on a diluted basis. The variance in quarterly results was due to the following components:
     Production. During the first quarter of 2007, total production volumes increased 22% to 21.4 Bcfe compared to 17.5 Bcfe produced during the first quarter of 2006. Oil production during the first quarter of 2007 totaled approximately 1,652,000 barrels compared to 1,037,000 barrels produced during the first quarter of 2006, while natural gas production totaled 11.5 Bcf during the first quarter of 2007 compared to 11.3 Bcf produced during the first quarter of 2006. Extended Gulf Coast production shut-ins due to Hurricanes Katrina and Rita negatively impacted first quarter 2007 and 2006 production rates resulting in production deferrals of 1.3 Bcfe (14 MMcfe per day) and 6.6 Bcfe (73 MMcfe per day), respectively. Without the effects of the hurricane production deferrals, quarter to quarter production volumes decreased approximately 1.4 Bcfe, as a result of natural production declines.
     Approximately 83% of our first quarter 2007 production volumes were generated from our Gulf Coast Basin properties while the remaining 17% came from our Rocky Mountain Region properties.
     Prices. Prices realized during the first quarter of 2007 averaged $56.65 per Bbl of oil and $6.95 per Mcf of natural gas, or 10% less, on an Mcfe basis, than first quarter 2006 average realized prices of $59.32 per Bbl of oil and $8.60 per Mcf of natural gas. All unit pricing amounts include the cash settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the three months ended March 31, 2007, we realized a net increase in natural gas revenue related to our effective zero-premium collars of $1.1 million ($0.09 per Mcf) and a net increase in oil revenue of $1.1 million ($0.66 per barrel). We realized a net increase of $4.2 million ($0.38 per Mcf) in natural gas revenue related to our effective zero-premium collars for the three months ended March 31, 2006. Hedging transactions did not impact realized oil prices during the first quarter of 2006.
     Oil and Natural Gas Revenue. First quarter 2007 oil and natural gas revenue totaled $173.3.3 million, compared to first quarter 2006 oil and natural gas revenue of $158.4 million. The increase in oil and gas revenue is attributable to a 22% increase in oil and gas production volumes on a gas equivalent basis offset by a 10% decrease in realized oil and natural gas prices for the first quarter of 2007 compared to the comparable period in 2006.

     Expenses. Lease operating expenses during the first quarter of 2007 totaled $51.1 million compared to $34.9 million for the first quarter of 2006. On a unit of production basis, first quarter 2007 lease operating expenses were $2.39 per Mcfe as compared to $1.99 per Mcfe for the first quarter of 2006. The increase in first quarter 2007 lease operating expenses over the comparable quarter of 2006 was attributable primarily to a $6.4 million increase in insurance premiums and increased major maintenance repair activity, which included the drilling of a $9.9 million replacement well at South Marsh Island Block 108.
     Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the first quarter of 2007 totaled $77.8 million, or $3.64 per Mcfe compared to $64.6 million, or $3.69 per Mcfe for the first quarter of 2006. At December 31, 2006, we recorded a ceiling test write-down, which reduced our net investment in oil and gas properties and resulted in a reduction of the going forward unit cost of DD&A.
     Interest expense for the first quarter of 2007 totaled $11.2 million, net of $4.3 million of capitalized interest, compared to interest of $5.9 million, net of $4.3 million of capitalized interest, during the first quarter of 2006. The increase in interest expense in the first quarter of 2007 is primarily the result of the issuance of our senior floating rate notes in June 2006.
     During the three months ended March 31, 2007 and 2006, we incurred $4.4 million and $3.0 million, respectively, of accretion expense related to asset retirement obligations. The increase in first quarter 2007 accretion expense is due to increases in estimated asset retirement costs determined in late 2006.
     During the quarter ended March 31, 2007, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. The change in the fair market value of the ineffective portion of these derivatives was $0.5 million and was recognized as derivative expense in the income statement during the quarter ended March 31, 2007. There were no ineffective hedging transactions during the quarter ended March 31, 2006.
     Production taxes during the first quarter of 2007 totaled $3.9 million compared to $4.2 million in the first quarter of 2006. Despite increases in gas production volumes and oil production revenue in the first quarter of 2007, production taxes decreased due to an ad valorem tax adjustment on certain of our Rocky Mountain properties expensed in the first quarter of 2006.
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
     The Fair Value Option for Certain Items. In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement will be effective for us January 1, 2008.
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
     Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 50% of our estimated 2007 production and 12% of our estimated 2008 production. See Item 1. Financial Statements — Note 3 — Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
     Since the filing of our 2006 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
     We had long-term debt outstanding of $777 million at March 31, 2007, of which $400 million, or approximately 51%, bears interest at fixed rates. The $400 million of fixed-rate debt is comprised of $200 million of 8 1/4% Senior Subordinated Notes due 2011 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. At March 31, 2007, the remaining $377 million of our outstanding long-term debt bears interest at a floating rate and consists of $152 million of borrowings outstanding under our bank credit facility and $225 million aggregate principal amount of senior floating rate notes. At March 31, 2007, the weighted average interest rate under our bank credit facility was approximately 6.82% per annum. The interest rate under our senior floating rate notes is equal to three-month LIBOR (as defined in the indenture governing the notes) plus an applicable margin of 2.75%. The applicable margin will increase by 1% on July 15, 2007. At March 31, 2007, the interest rate was 8.12%. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.
     Since the filing of our 2006 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to interest rates.
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
     Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer believe:
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
Changes in Internal Controls Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On April 23, 2007, Stone received notification from the Staff of the SEC that its inquiry into the revision of Stone’s proved reserves had been terminated and no enforcement action had been recommended. In 2005, Stone had received notice that the Staff of the SEC was conducting an inquiry into the revision of Stone’s proved reserves and the financial statement restatement.
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
     Stone has received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement regarding the revision of Stone’s proved reserves. Stone cooperated fully with this inquiry.
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

Item 6. Exhibits

*15.1	—	Letter from Ernst & Young LLP dated May 8, 2007, regarding unaudited interim financial information.

*31.1	—	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	—	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	—	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION
Date: May 8, 2007	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

*15.1	—	Letter from Ernst & Young LLP dated May 8, 2007, regarding unaudited interim financial information.

*31.1	—	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	—	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	—	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.