Form 10-Q
period 2007-06-30
STONE ENERGY CORP
filed 2007-08-08
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
     As of August 1, 2007, there were 28,009,362 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents — unrestricted	$411,610	$58,862
Cash and cash equivalents — restricted	126,023	—
Accounts receivable	205,517	241,829
Fair value of hedging contracts	6,590	11,017
Deferred tax asset	4,816	—
Other current assets	761	965

Total current assets	755,317	312,673

Oil and gas properties – United States – full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $2,017,337 and $2,706,936, respectively	1,090,180	1,569,947
Unevaluated	138,003	173,925
Oil and gas properties – China (unevaluated)	37,765	40,553
Building and land, net	5,736	5,811
Fixed assets, net	6,199	8,302
Other assets, net	63,748	14,244
Fair value of hedging contracts	599	3,016

Total assets	$2,097,547	$2,128,471

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$112,064	$120,532
Undistributed oil and gas proceeds	54,986	39,540
Current portion of long-term debt	225,000	—
Fair value of hedging contracts	355	—
Asset retirement obligations	20,419	130,341
Deferred taxes	—	3,706
Current taxes payable	17,500	—
Other current liabilities	8,694	16,709

Total current liabilities	439,018	310,828

Long-term debt	400,000	797,000
Deferred taxes	125,917	94,560
Asset retirement obligations	332,026	210,035
Other long-term liabilities	5,790	4,408

Total liabilities	1,302,751	1,416,831

Commitments and contingencies

Common stock	276	276
Treasury stock	(1,161)	(1,161)
Additional paid-in capital	508,038	502,747
Retained earnings	283,388	200,929
Accumulated other comprehensive income	4,255	8,849

Total stockholders’ equity	794,796	711,640

Total liabilities and stockholders’ equity	$2,097,547	$2,128,471

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenue:
Oil production	$111,173	$87,523	$204,757	$149,035
Gas production	88,718	79,588	168,467	176,510
Derivative income, net	409	2,068	—	2,068

Total operating revenue	200,300	169,179	373,224	327,613

Operating expenses:
Lease operating expenses	40,510	32,546	91,596	67,422
Production taxes	2,808	3,885	6,672	8,102
Depreciation, depletion and amortization	81,340	75,605	160,179	141,176
Accretion expense	4,416	3,042	8,832	6,085
Salaries, general and administrative expenses	9,402	8,588	17,635	17,065
Incentive compensation expense	515	373	1,361	605
Derivative expenses, net	—	—	91	—

Total operating expenses	138,991	124,039	286,366	240,455

Gain on Rocky Mountain Region properties divestiture	55,816	—	55,816	—

Income from operations	117,125	45,140	142,674	87,158

Other (income) expenses:
Interest	10,284	6,892	21,475	12,807
Other income, net	(2,969)	(1,738)	(4,844)	(2,660)
Merger expense reimbursement	—	(18,200)	—	(18,200)
Merger expenses	—	46,483	—	46,483

Total other expenses	7,315	33,437	16,631	38,430

Income before taxes	109,810	11,703	126,043	48,728

Provision for income taxes:
Current	17,500	—	17,500	—
Deferred	20,327	13,155	26,084	26,172

Total income taxes	37,827	13,155	43,584	26,172

Net income (loss)	$71,983	($1,452)	$82,459	$22,556

Basic earnings (loss) per share	$2.61	($0.05)	$2.99	$0.83
Diluted earnings (loss) per share	$2.60	($0.05)	$2.98	$0.83

Average shares outstanding	27,578	27,314	27,560	27,242
Average shares outstanding assuming dilution	27,706	27,314	27,642	27,333
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$82,459	$22,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	160,179	141,176
Accretion expense	8,832	6,085
Deferred income tax provision	26,084	26,172
Current income tax provision	16,569	—
Gain on sale of oil and gas properties	(55,816)	—
Non-cash merger expenses, net	—	25,300
Non-cash stock compensation expense	2,530	2,475
Non-cash derivative (income) expense	91	(1,054)
Other non-cash expenses	1,587	402
Increase in accounts receivable	(13,495)	(38,924)
(Increase) decrease in other current assets	(441)	1,894
Increase in accounts payable	200	590
Settlement of asset retirement obligations	(18,773)	—
Increase (decrease) in other current liabilities	7,408	(15,289)
Other	6	(31)

Net cash provided by operating activities	217,420	171,352

Cash flows from investing activities:
Investment in oil and gas properties	(139,845)	(276,094)
Proceeds from sale of oil and gas properties, net of expenses	571,945	—
Sale of fixed assets	691	—
Investment in fixed and other assets	(776)	(1,665)

Net cash provided by (used in) investing activities	432,015	(277,759)

Cash flows from financing activities:
Proceeds from bank borrowings	—	65,000
Repayments of bank borrowings	(172,000)	(26,000)
Proceeds from issuance of senior floating rate notes	—	225,000
Deferred financing costs	—	(2,813)
Net proceeds from exercise of stock options and vesting of restricted stock	1,336	6,894

Net cash provided by (used in) financing activities	(170,664)	268,081

Net increase in cash and cash equivalents	478,771	161,674

Cash and cash equivalents, beginning of period	58,862	79,708

Cash and cash equivalents, end of period	$537,633	$241,382

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation and subsidiary as of June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of future financial results.
Note 2 – Earnings Per Share
     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. For the three month period ended June 30, 2007 there were approximately 128,000 dilutive shares. There were no dilutive shares for the three months ended June 30, 2006 because we had a net loss for the period. There were approximately 82,000 and 91,000 dilutive shares for the six months ended June 30, 2007 and 2006, respectively.
     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our stock for the applicable period totaled approximately 1,072,000 and 576,000 shares in the three months ended June 30, 2007 and 2006 respectively, and 1,072,000 and 594,000 shares in the six months ended June 30, 2007 and 2006 respectively.
     During the three months ended June 30, 2007 and 2006, approximately 33,000 and 173,000 shares, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors. For the six months ended June 30, 2007 and 2006, approximately 60,000 and 227,000 shares, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan.
Note 3 – Disposition of Assets
     On June 29, 2007, we completed the sale of substantially all of our Rocky Mountain Region properties and related assets to Newfield Exploration Company in two separate transactions for a total cash consideration of $577.9 million. At December 31, 2006, the estimated proved reserves associated with these assets totaled 182.4 billion cubic feet of natural gas equivalent (Bcfe), which represented 31% of our estimated proved oil and natural gas reserves. Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves. Since the sale of these oil and gas properties would significantly alter that relationship, we recognized a net gain on the sale of $55.8 million computed as follows (in millions):

Proceeds from the sale	$577.9
Add: Transfer of asset retirement and other obligations	1.7
Less: Transaction costs	(6.0)
Carrying value of oil and gas properties	(516.1)
Carrying value of other assets	(1.7)

Net gain on sale	$55.8

     The carrying value of the properties sold was computed by allocating total capitalized costs within the U.S. full cost pool between properties sold and properties retained based on their relative fair values.

     The following is a reconciliation of 2007 year-to-date activity in our U.S. full cost center (in millions):

	Evaluated	Unevaluated
Oil and gas properties -
Balance beginning of year	$4,276.9	$173.9
Costs incurred year-to-date	131.5	27.1
Sale of Rocky Mountain Region properties	(1,300.9)	(63.0)

Balance, June 30, 2007	$3,107.5	$138.0

Accumulated depreciation, depletion and amortization -
Balance beginning of year	($2,706.9)
Provision for DD&A	(158.2)
Sale of Rocky Mountain Region properties	847.8

Balance, June 30, 2007	($2,017.3)

Net capitalized costs	$1,090.2

     Approximately $126 million of proceeds from the Rocky Mountain Region sale have been deposited with a Qualified Intermediary (under the terms of a Qualified Trust Agreement and Exchange Agreement) for potential reinvestment in like-kind replacement property as defined under Section 1031 of the Internal Revenue Code (IRC). We have until August 13, 2007 (the “Identification Period”) to identify qualified replacement property and have until December 26, 2007 (the “Exchange Period”) to close on such property. Compliance with these provisions provides for deferral of taxable gain on these sales proceeds (see Note 8 – Income Taxes). The Qualified Trust Agreement and Exchange Agreement provide for certain restrictions on the use of these funds during the Identification Period and, assuming identification is accomplished, additional restrictions during the Exchange Period.
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
     The following table illustrates our hedging positions as of August 1, 2007:

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
     Effective zero-premium collars increased our natural gas revenue by $37,000 and had no impact on oil revenue during the three months ended June 30, 2007. We realized a net increase in natural gas revenue related to our effective zero-premium collars of $9.8 million during the three months ended June 30, 2006. Effective hedging transactions did not impact oil revenue during the three months ended June 30, 2006. During the six months ended June 30, 2007, we realized a net increase of $1.1 million in natural gas revenue and a net increase of $1.1 million in oil revenue related to our effective zero-premium collars. We realized a net increase in natural gas revenue related to our effective zero-premium collars of $14.0 million during the six months ended June 30, 2006, with no impact realized on oil revenue.

     During the quarters ended June 30, 2007 and 2006, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Derivative income (expense) for the three and six months ended June 30, 2007 and 2006 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Cash settlement on the ineffective portion of derivatives	$—	$1,014	$—	$1,014
Changes in fair market value of ineffective portion of derivatives	409	1,054	(91)	1,054

Total derivative income (expense)	$409	$2,068	($91)	$2,068

Note 5 – Long-Term Debt
     Long-term debt consisted of the following at:

	June 30,	December 31,
	2007	2006
	(In millions)
8 1/4% Senior Subordinated Notes due 2011	$200	$200
6 3/4% Senior Subordinated Notes due 2014	200	200
Senior Floating Rate Notes due 2010	225	225
Bank credit facility	—	172

	625	797
Less: current portion of long-term debt	(225)	—

Total long-term debt	$400	$797

     At June 30, 2007, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $52.8 million had been issued under the facility. On June 29, 2007, outstanding borrowings of $109 million were paid off in full from the proceeds received from the sale of substantially all of our Rocky Mountain Region properties. The weighted average interest rate at June 29, 2007 was approximately 6.8% per annum. Effective June 29, 2007, in connection with the sale of substantially all of our Rocky Mountain Region properties, our borrowing base under the credit facility was reduced from $250 million to $85.4 million. As of August 1, 2007, after accounting for the $52.8 million of letters of credit, we had $32.6 million of borrowings available under the credit facility. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.
     On August 1, 2007, we completed the redemption of our Senior Floating Rate Notes at their face value of $225 million.
Note 6 – Comprehensive Income
     The following table illustrates the components of comprehensive income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)
Net income (loss)	$72.0	($1.5)	$82.5	$22.6
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	4.8	(4.2)	(4.6)	4.1

Comprehensive income (loss)	$76.8	($5.7)	$77.9	$26.7

Note 7 – Asset Retirement Obligations
     During the second quarter of 2007 and 2006, we recognized non-cash expenses of $4.4 million and $3.0 million, respectively, related to the accretion of our asset retirement obligations. For the six-month periods ended June 30, 2007 and 2006, we recognized accretion expense of $8.8 million and $6.1 million, respectively. On June 29, 2007, in connection with the sale of our Rocky Mountain Region properties, approximately $1.2 million of asset retirement obligations were settled upon the divestment of the properties.

The change in our asset retirement obligations during 2007 is set forth below (in millions):

Six Months
Ended
June 30, 2007
Asset retirement obligations as of the beginning of the year	$340.4
Liabilities incurred	—
Liabilities settled	(18.8)
Divestment of properties	(1.2)
Accretion expense	8.8
Revision of estimates	23.2

Asset retirement obligations as of the end of the year, including current portion	$352.4

     Included in other long-term assets is $49.8 million of accrued hurricane insurance reimbursements attributable to asset retirement obligations estimated to be completed in time frames greater than one year.
Note 8 – Income Taxes
     We adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The net effect of the implementation of FIN 48 on our financial statements was immaterial. As of June 30, 2007 and December 31, 2006, we had unrecognized tax benefits of $1.2 million. All of our unrecognized tax benefits will impact our tax rate upon recognition.
     It is our policy to classify interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. For the quarter ended June 30, 2007, no interest or penalties were incurred related to underpayment of income taxes. As of June 30, 2007 and December 31, 2006, there were no accrued interest and penalties relating to prior periods.
     The tax years 2003 through 2006 remain subject to examination by major tax jurisdictions.
     We estimate that current federal income taxes for calendar year 2007 will amount to approximately $35,000 and have accrued $17,500 through June 30, 2007 as a current liability. This estimate assumes that we will not be able to complete the acquisition of an IRC Section 1031 replacement property within the parameters dictated by the IRC. If we are able to complete the replacement property transaction, we estimate that our current tax payable would be zero.
     During the quarter, our effective federal and state blended tax rate decreased from 35.2% to 35.0%. The cumulative effect of this decrease on deferred taxes payable is included in the provision for income taxes in the current period. A reconciliation between the statutory federal income tax rate and our effective income tax rate as a percentage of income before income taxes follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Income tax expense computed at the statutory federal income tax rate	35.0%	35.0%
State income taxes	(0.6%)	(0.4%)

Effective income tax rate	34.4%	34.6%

Note 9 – International Operations
     During 2006, we entered into an agreement to participate in the drilling of exploratory wells on two offshore concessions in Bohai Bay, China. After the drilling of three wells, it has been determined that additional drilling will be necessary to evaluate the commercial viability of this project. We have the potential to earn an interest in 750,000 acres on these two concessions. Included in unevaluated oil and gas property costs at June 30, 2007 are $37.8 million of capital expenditures related to our properties in Bohai Bay, China.
Note 10 – Commitments and Contingencies
     On April 23, 2007, Stone received notification from the Staff of the SEC that its inquiry into the revision of Stone’s proved reserves had been terminated and no enforcement action had been recommended. In 2005, Stone had received notice that the Staff of the SEC was conducting an inquiry into the revision of Stone’s proved reserves and the financial statement restatement.

     On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise years 1999, 2000 and 2001. Further, on December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2004, 2005 and 2006 remain subject to examination.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of June 30, 2007, and the related condensed consolidated statement of operations for the three and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
August 7, 2007

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
Overview
     Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties located primarily in the Gulf of Mexico. Prior to June 29, 2007, we also had significant operations in the Rocky Mountain Region. We are also engaged in an exploratory joint venture in Bohai Bay, China. Our business strategy is to increase reserves, production and cash flow through the acquisition, exploitation and development of mature properties in the Gulf Coast Basin and exploring opportunities in the deep water environment of the Gulf of Mexico, and other potential areas. Throughout this document, reference to our “Gulf Coast Basin” properties includes our onshore, shelf, deep shelf and deep water properties. Reference to our “Rocky Mountain Region” includes our properties in several Rocky Mountain Basins and the Williston Basin.
     On June 29, 2007, we completed the sale of substantially all of our Rocky Mountain Region properties and related assets to Newfield Exploration Company in two separate transactions for a total cash consideration of $577.9 million. At December 31, 2006, the estimated proved reserves associated with these assets totaled 182.4 billion cubic feet of gas equivalent (Bcfe), which represented 31% of our estimated proved oil and natural gas reserves. The divested properties include our interests in the Pinedale Anticline, the Jonah field, the Williston Basin, the Scott field and several smaller producing areas. The sale also included net undeveloped acreage of approximately 550,000 acres. We will maintain a 35% proportional working interest in several undeveloped plays in the Rocky Mountain region totaling approximately 60,000 acres.
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
Known Trends and Uncertainties
     International Operations. Included in unevaluated oil and gas property costs at June 30, 2007 are $37.8 million of capital expenditures related to our properties in Bohai Bay, China. Under full cost accounting, investments in individual countries represent separate cost centers for computation of depreciation, depletion and amortization as well as for full cost ceiling test evaluations. Given that this is our sole investment in the Peoples Republic of China, it is possible that upon a more complete evaluation of this project that some or all of this investment would be reclassed as a charge to expense on our income statement.
     Taxable Gain. Approximately $126 million of proceeds from the Rocky Mountain Region sale have been deposited with a Qualified Intermediary (under the terms of a Qualified Trust Agreement and Exchange Agreement) for potential reinvestment in like-kind replacement property as defined under Section 1031 of the Internal Revenue Code (IRC). We have until August 13, 2007 (the “Identification Period”) to identify qualified replacement property and have until December 26, 2007 (the “Exchange Period”) to close on such property. Compliance with these provisions provides for deferral of taxable gain on these sales proceeds. Our estimate of current taxes payable assumes we will not be able to complete the acquisition of an IRC 1031 replacement property within the parameters dictated by the IRC. If we are able to complete the replacement property transaction, we estimate that our current tax provision would be zero.
Liquidity and Capital Resources
     Cash Flow and Working Capital. Net cash flow provided by operating activities for the six months ended June 30, 2007 was $217.4 million compared to $171.4 million generated in the comparable period in 2006.
     Net cash flow provided by investing activities totaled $432.0 million during the first half of 2007, which primarily represents proceeds received from the sale of substantially all of our Rocky Mountain Region properties offset by our investment in oil and natural gas properties. Net cash flow used in investing activities during the first half of 2006 totaled $277.8 million, which primarily represents our investment in oil and natural gas properties. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2007 capital expenditures (excluding acquisitions) with cash flow provided by operating activities.
     Net cash flow used in financing activities totaled $170.7 million for the six months ended June 30, 2007, which primarily represents repayments of borrowings under our credit facility. Net cash flow provided by financing activities totaled $268.1 million for the six months ended June 30, 2006, which primarily represents proceeds from the issuance of our senior floating rate notes due 2010, borrowings net of repayments under our bank credit facility and proceeds from the exercise of stock options.
     Of the total proceeds received on the sale of our Rocky Mountain Region properties, $126 million related to the Jonah field and such amount has been deposited with a qualified intermediary for potential reinvestment in like-kind exchange transactions under Section 1031 of the Internal Revenue Code. These amounts are classified as restricted cash on our balance sheet.
     We had working capital at June 30, 2007 of $316.3 million. A substantial portion of this working capital was generated from the sale of our Rocky Mountain Region properties on June 29, 2007. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. “Liquidity” is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities. See “Bank Credit Facility”.
     Capital Expenditures. Second quarter 2007 additions to oil and gas property costs of $105.1 million included $0.9 million of acquisition costs, $4.6 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $5.0 million of capitalized interest. Year-to-date 2007 additions to oil and gas property costs of $155.9 million included $8.4 million of acquisition costs, $9.7 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $9.4 million of capitalized interest. These investments were financed by cash flow from operating activities.
     Our 2007 capital expenditures budget, excluding acquisitions, asset retirement costs and capitalized interest and salaries, general and administrative expenses, is approximately $290 million. The budget was adjusted downward from $320 million upon the sale of substantially all of our Rocky Mountain Region properties. Based upon our outlook of commodity prices and our estimated production, we expect to fund our 2007 capital program with cash flow provided by operating activities. If cash flow from operating activities during 2007 is not sufficient to fund estimated 2007 capital expenditures, we believe that our existing cash balances and our bank credit facility will provide us with adequate liquidity. See “Bank Credit Facility”.

     Bank Credit Facility. At June 30, 2007, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $52.8 million had been issued under the facility. On June 29, 2007, a portion of the proceeds received from the sale of our Rocky Mountain Region properties was used to pay down borrowings outstanding under the credit facility on such date totaling $109 million. On June 29, 2007, the weighted average interest rate under the bank credit facility was approximately 6.8% per annum. Effective June 29, 2007, in connection with the sale of substantially all of our Rocky Mountain Region properties, our borrowing base under the credit facility was reduced from $250 million to $85.4 million. As of August 1, 2007, after accounting for the $52.8 million of letters of credit, we had $32.6 million of borrowings available under the credit facility. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.
     $225 Million Senior Floating Rate Notes. On August 1, 2007, we completed the redemption of our Senior Floating Rate Notes at their face value of $225 million.
Results of Operations
     The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	June 30,
	2007	2006	Variance	% Change
Production:
Oil (MBbls)	1,726	1,301	425	33%
Natural gas (MMcf)	11,834	10,899	935	9%
Oil and natural gas (MMcfe)	22,190	18,705	3,485	19%
Revenue data (in thousands) (a):
Oil revenue	$111,173	$87,523	$23,650	27%
Natural gas revenue	88,718	79,588	9,130	11%

Total oil and natural gas revenue	$199,891	$167,111	$32,780	20%
Average prices (a):
Oil (per Bbl)	$64.41	$67.27	($2.86)	(4%)
Natural gas (per Mcf)	7.50	7.30	0.20	3%
Oil and natural gas (per Mcfe)	9.01	8.93	0.08	1%
Expenses (per Mcfe):
Lease operating expenses	$1.83	$1.74	$0.09	5%
Salaries, general and administrative expenses (b)	0.42	0.46	(0.04)	(9%)
DD&A expense on oil and gas properties	3.62	3.99	(0.37)	(9%)

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.

	Six Months Ended
	June 30,
	2007	2006	Variance	% change
Production:
Oil (MBbls)	3,377	2,338	1,039	44%
Natural gas (MMcf)	23,308	22,168	1,140	5%
Oil and natural gas (MMcfe)	43,570	36,196	7,374	20%
Revenue data (in thousands) (a):
Oil revenue	$204,757	$149,035	$55,722	37%
Natural gas revenue	168,467	176,510	(8,043)	(5%)

Total oil and natural gas revenue	$373,224	$325,545	$47,679	15%
Average prices (a):
Oil (per Bbl)	$60.63	$63.74	($3.11)	(5%)
Natural gas (per Mcf)	7.23	7.96	(0.73)	(9%)
Oil and natural gas (per Mcfe)	8.57	8.99	(0.42)	(5%)
Expenses (per Mcfe):
Lease operating expenses	$2.10	$1.86	$0.24	13%
Salaries, general and administrative expenses (b)	0.40	0.47	(0.07)	(15%)
DD&A expense on oil and gas properties	3.63	3.85	(0.22)	(6%)

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
     During the second quarter of 2007, we recognized net income of $72.0 million, or $2.60 per share, compared to a net loss of $1.5 million, or $0.05 per share reported for the second quarter of 2006. For the six months ended June 30, 2007, net income totaled $82.5 million, or $2.98 per share, compared to $22.6 million, or $0.83 per share, during the comparable 2006 period. All per share amounts are on a diluted basis.
     Included in second quarter 2007 net income is a $55.8 million gain ($36.3 million net of tax) on the sale of our Rocky Mountain Region properties, representing the excess of the proceeds from the sale over the carrying value of the oil and gas properties and other assets sold and transaction costs.
     Included in the second quarter 2006 net loss and year-to-date 2006 net income is a $43.5 million termination fee incurred in connection with the proposed merger with Energy Partners, Ltd. (“EPL”). Prior to entering into the EPL Merger Agreement, we terminated our merger agreement with Plains Exploration and Production Company (“Plains”) and Plains Acquisition Corp. (“Plains Acquisition”) on June 22, 2006. As required under the terms of the terminated merger agreement among Stone, Plains and Plains Acquisition, Plains was entitled to a termination fee of $43.5 million (“Plains Termination Fee”), which was advanced by EPL to Plains on June 22, 2006. Pursuant to the EPL Merger Agreement, we were obligated to repay all or a portion of this termination fee under certain circumstances if the EPL merger was not consummated. The $43.5 million termination fee was recorded as merger expenses in the income statement during the second quarter of 2006. Of this amount, $25.3 million was potentially reimbursable to EPL under certain circumstances described in the EPL Merger Agreement and therefore was recorded as deferred revenue on the balance sheet as of June 30, 2006 and September 30, 2006. The remaining $18.2 million of the termination fee was recorded as merger expense reimbursement in the income statement during the three months ended June 30, 2006. On October 11, 2006, we entered into an agreement with EPL and EPL Acquisition pursuant to which the EPL Merger Agreement was terminated. Pursuant to the termination of the EPL Merger Agreement, EPL paid us $8 million and released all claims to the $43.5 million Plains Termination Fee. The $8.0 million fee paid to us by EPL in conjunction with the termination of the EPL Merger Agreement was recognized in earnings in the fourth quarter of 2006. Additionally, the remaining $25.3 million of the Plains Termination Fee was recognized in earnings in the fourth quarter of 2006.
     The variance in the three and six-month periods’ results was also due to the following components:
     Production. During the second quarter of 2007, total production volumes increased 19% to 22.2 Bcfe compared to 18.7 Bcfe produced during the second quarter of 2006. Oil production during the second quarter of 2007 totaled approximately 1,726,000 barrels compared to 1,301,000 barrels produced during the second quarter of 2006, while natural gas production totaled 11.8 Bcf during the second quarter of 2007 compared to 10.9 Bcf produced during the second quarter of 2006. Year-to-date 2007 production totaled 3,377,000 barrels of oil and 23.3 Bcf of natural gas compared to 2,338,000 barrels of oil and 22.2 Bcf of natural gas produced during the comparable 2006 period.
     Extended Gulf Coast production shut-ins due to Hurricanes Katrina and Rita negatively impacted second quarter 2007 and 2006 production rates resulting in production deferrals of 0.9 Bcfe (10 MMcfe per day) and 4.0 Bcfe (44 MMcfe per day), respectively. Without the effects of production deferrals, quarter to quarter production volumes increased approximately 0.4 Bcfe. Production deferrals due to hurricanes for the six months ended June 30, 2007 and 2006 amounted to 2.2 Bcfe (12 MMcfe per day) and 10.6 Bcfe

(59 MMcfe per day), respectively. Without the effects of production deferrals, year-to-date 2007 production volumes decreased approximately 1.0 Bcfe from year-to-date 2006 production volumes as a result of natural production declines.
     Rocky Mountain Region year-to-date 2007 production volumes amounted to 460,000 barrels of oil and 3.9 Mcf of natural gas, representing 15% of total production volumes on an Mcfe basis for the six months ended June 30, 2007.
     Prices. Prices realized during the second quarter of 2007 averaged $64.41 per Bbl of oil and $7.50 per Mcf of natural gas, or 1% higher, on an Mcfe basis, than second quarter 2006 average realized prices of $67.27 per Bbl of oil and $7.30 per Mcf of natural gas. Average realized prices during the first half of 2007 were $60.63 per Bbl of oil and $7.23 per Mcf of natural gas compared to $63.74 per Bbl of oil and $7.96 per Mcf of natural gas realized during the first half of 2006. All unit pricing amounts include the cash settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the second quarter of 2007, our effective hedging transactions did not have an impact on average realized oil or natural gas prices. During the comparable quarter in 2006, our effective hedging transactions increased our average realized natural gas prices by $0.90 per Mcf and had no impact on realized oil prices. Hedging transactions for natural gas during the first half of 2007 increased the average price we received for natural gas by $0.05 per Mcf. Natural gas prices realized during the first half of 2006 were increased by $0.63 per Mcf as a result of effective hedging transactions. Average realized oil prices for the six month period ended June 30, 2007 were increased by $0.32 per Bbl, as a result of hedges. Hedging transactions did not impact realized oil prices during the first half of 2006.
     Oil and Natural Gas Revenue. Second quarter 2007 oil and natural gas revenue totaled $199.9 million, compared to second quarter 2006 oil and natural gas revenue of $167.1 million. The increase is attributable to an increase in oil and natural gas production volumes. Year-to-date 2007 oil and natural gas revenue totaled $373.2 million compared to $325.5 million during the comparable 2006 period primarily due to an increase in oil and natural gas production volumes slightly offset by a decline in oil and natural gas prices. Rocky Mountain Region year-to-date 2007 oil and natural gas revenue amounted to $46.9 million, representing 13% of total company oil and natural gas revenue for the six months ended June 30, 2007.
     Expenses. Lease operating expenses during the second quarter of 2007 totaled $40.5 million compared to $32.5 million for the second quarter of 2006. For the first six months of 2007 and 2006, lease operating expenses totaled $91.6 million and $67.4 million, respectively. On a unit of production basis, year-to-date 2007 lease operating expenses were $2.10 per Mcfe as compared to $1.86 per Mcfe for the comparable period in 2006. Year-to-date 2007 lease operating costs included an $8.1 million increase in insurance premiums and also included increased major maintenance activity, primarily the drilling of a $9.9 million replacement well at South Marsh Island Block 108. Additionally, a portion of the increase is a result of the acquisition of additional interests in the Amberjack Field in July 2006 and previously shut-in properties coming back on line during late 2006. Rocky Mountain Region year-to-date 2007 lease operating expenses amounted to $8.5 million, representing 9% of total lease operating expenses for the six months ended June 30, 2007.
     Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the second quarter of 2007 totaled $80.4 million, or $3.62 per Mcfe compared to $74.7 million or $3.99 per Mcfe for the second quarter of 2006. For the six months ended June 30, 2007 and 2006, DD&A expense totaled $158.2 million and $139.3 million, respectively. At December 31, 2006, we recorded a ceiling test write-down, which reduced our net investment in oil and gas properties and resulted in a reduction of the going forward unit cost of DD&A of $0.86 per Mcfe.
     Salaries, general and administrative (SG&A) expenses (exclusive of incentive compensation) for the second quarter of 2007 were $9.4 million compared to $8.6 million in the second quarter of 2006. For the six months ended June 30, 2007 and 2006, SG&A totaled $17.6 million and $17.1 million, respectively. Included in second quarter 2007 SG&A are severance and retention payments of $2.1 million made to employees in our Denver District in connection with the sale of substantially all of our Rocky Mountain Region properties and the resulting discontinuation of operations of such district. Total SG&A expense for the Denver District for the six months ended June 30, 2007 was $3.8 million. Exclusive of the $2.1 million severance and retention payments, Denver District SG&A represented 11% of total company SG&A for the six months ended June 30, 2007.
     Interest expense for the second quarter of 2007 totaled $10.3 million, net of $5.0 million of capitalized interest, compared to interest expense of $6.9 million, net of $4.3 million of capitalized interest, during the second quarter of 2006. For the six months ended June 30, 2007, interest expense totaled $21.5 million, net of capitalized interest of $9.4 million, compared to interest expense of $12.8 million, net of $8.6 million of capitalized interest, during the six months ended June 30, 2006, respectively. The increase in interest expense in the first half of 2007 is primarily the result of the issuance of our $225 Senior Floating Rate Notes in June 2006.
     During the three months ended June 30, 2007 and 2006, we incurred $4.4 and $3.0 million, respectively, of accretion expense related to asset retirement obligations. Year-to-date 2007 and 2006 accretion expense totaled $8.8 million and $6.1 million, respectively. The increase in 2007 accretion expense is due to increases in estimated asset retirement costs determined in late 2006.
     During the year-to-date periods ended June 30, 2007 and 2006, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. The change in the fair market value of the ineffective portion of these derivatives for the quarter ended June 30, 2007 was

$0.4 million and was recognized as derivative income in the income statement. For the six months ended June 30, 2007, the change in the fair market value of the ineffective portion of these derivatives was $91,000 of net derivative expense. Derivative income for the three and six months ended June 30, 2006 was $2.1 million, consisting of $1.0 million of cash settlements on the ineffective portion of derivatives and $1.1 million of changes in the fair market value of the ineffective portion of the derivatives.
     Production taxes during the second quarter of 2007 totaled $2.8 million compared to $3.9 million in the second quarter of 2006. For the six months ended June 30, 2007 and 2006, production taxes totaled $6.7 million and $8.1 million, respectively. Despite increases in gas production volumes and oil production revenue in the six months ended June 30, 2007, production taxes decreased due to an ad valorem adjustment on certain of our Rocky Mountain Region properties expensed in the first quarter of 2006. Year-to-date 2007 Rocky Mountain Region production taxes totaled $3.9 million, representing 58% of total company production taxes for such period.
     We estimate that current Federal income taxes for calendar year 2007 will amount to approximately $35,000 and have accrued $17,500 through June 30, 2007 as a current liability and current income tax provision. This assumes that we will not be able to complete the acquisition of an IRC Section 1031 replacement property within the parameters dictated by the IRC. If we are able to complete the replacement property transaction, we estimate that our current tax provision would be zero.
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

Interest Rate Risk
     We had long-term debt, including the current portion, outstanding of $625 million at June 30, 2007, of which $400 million, or approximately 64%, bears interest at fixed rates. The $400 million of fixed-rate debt is comprised of $200 million of 8 1/4% Senior Subordinated Notes due 2011 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. At June 30, 2007, the remaining $225 million of our outstanding debt bears interest at a floating rate and consists of our Senior Floating Rate Notes. The interest rate under our Senior Floating Rate Notes is equal to three-month LIBOR (as defined in the indenture governing the notes) plus an applicable margin of 2.75%. The applicable margin increased by 1% on July 15, 2007. At June 30, 2007, the interest rate was 8.1%. On August 1, 2007, we redeemed in full our $225 million Senior Floating Rate Notes at face value with a portion of the proceeds received from the sale of our Rocky Mountain Region properties. Borrowings under our bank credit facility were paid in full on June 29, 2007 in connection with the sale of our Rocky Mountain Region properties. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.
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
     Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer believe:
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
Changes in Internal Controls Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise years 1999, 2000 and 2001. Further, on December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2004, 2005 and 2006 remain subject to examination.
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
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of stockholders held on May 17, 2007, four Class II Directors, George R. Christmas, B. J. Duplantis, John P. Laborde and Richard A. Pattarozzi, were elected to serve as directors of the Company until the annual meeting of stockholders in the year 2010. George R. Christmas received the vote of 24,579,343 shares with the vote of 377,425 shares withheld, B J. Duplantis received the vote of 24,270,323 shares with the vote of 686,445 shares withheld, John P. Laborde received the vote of 24,059,450 shares with the vote of 897,318 shares withheld, and Richard A. Pattarozzi received the vote of 24,524,620 shares with the vote of 432,148 shares withheld. David H. Welch, as proxyholder, cast 24,579,343 votes for George R. Christmas, 24,270,323 votes for B. J. Duplantis, 24,059,450 votes for John P. Laborde, and 24,524,620 for Richard A. Pattarozzi. No other director was standing for election. James H. Stone, Robert A. Bernhard and David H. Welch are Class III Directors whose terms expire with the 2008 annual meeting of stockholders. Kay G. Priestly and David R. Voelker are Class I Directors whose terms expire with the 2009 annual meeting of stockholders.
     A management proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent registered public accountants to the Company for the year 2007 was approved by the stockholders. The vote was 24,798,714 shares for, 13,851 shares against, and 144,203 shares abstained.

Item 6. Exhibits
10.1	–	Letter Agreement dated June 28, 2007 between the registrant and Richard L. Smith (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 28, 2007 (File No. 001-12074)).

*15.1	–	Letter from Ernst & Young LLP dated August 7, 2007, regarding unaudited interim financial information.

*31.1	–	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	–	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	–	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

99.1	–	Agreement for Purchase and Sale (as amended) between Stone Energy Corporation, as seller, and Newfield Exploration Company, as buyer (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated June 28, 2007 (File No. 001-12074)).

99.2	–	Unaudited pro forma condensed consolidated financial statements of Stone Energy Corporation as of March 31, 2007 and for the twelve months ended December 31, 2006 and the three months ended March 31, 2007 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated June 28, 2007 (File No. 001-12074)).

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION
Date: August 7, 2007	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX
10.1	–	Letter Agreement dated June 28, 2007 between the registrant and Richard L. Smith (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 28, 2007 (File No. 001-12074)).

*15.1	–	Letter from Ernst & Young LLP dated August 7, 2007, regarding unaudited interim financial information.

*31.1	–	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	–	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	–	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

99.1	–	Agreement for Purchase and Sale (as amended) between Stone Energy Corporation, as seller, and Newfield Exploration Company, as buyer (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated June 28, 2007 (File No. 001-12074)).

99.2	–	Unaudited pro forma condensed consolidated financial statements of Stone Energy Corporation as of March 31, 2007 and for the twelve months ended December 31, 2006 and the three months ended March 31, 2007 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated June 28, 2007 (File No. 001-12074)).

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.