Form 10-Q
period 2007-09-30
STONE ENERGY CORP
filed 2007-11-07
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
     As of October 30, 2007, there were 28,028,469 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents — unrestricted	$288,395	$58,862
Cash and cash equivalents — restricted	127,076	—
Accounts receivable	180,826	241,829
Fair value of hedging contracts	5,653	11,017
Deferred tax asset	50,318	—
Other current assets	799	965

Total current assets	653,067	312,673

Oil and gas properties – United States – full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $2,087,633 and $2,706,936, respectively	1,048,042	1,569,947
Unevaluated	140,451	173,925
Oil and gas properties – China (unevaluated)	36,726	40,553
Building and land, net	5,708	5,811
Fixed assets, net	5,879	8,302
Other assets, net	14,787	14,244
Fair value of hedging contracts	90	3,016

Total assets	$1,904,750	$2,128,471

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$84,770	$120,532
Undistributed oil and gas proceeds	39,446	39,540
Fair value of hedging contracts	2,132	—
Asset retirement obligations	147,916	130,341
Deferred taxes	—	3,706
Current income taxes payable	46,500	—
Other current liabilities	14,840	16,709

Total current liabilities	335,604	310,828

Long-term debt	400,000	797,000
Deferred taxes	160,014	94,560
Asset retirement obligations	174,028	210,035
Fair value of hedging contracts	69	—
Other long-term liabilities	5,844	4,408

Total liabilities	1,075,559	1,416,831

Commitments and contingencies

Common stock	277	276
Treasury stock	(1,161)	(1,161)
Additional paid-in capital	510,479	502,747
Retained earnings	317,456	200,929
Accumulated other comprehensive income	2,140	8,849

Total stockholders’ equity	829,191	711,640

Total liabilities and stockholders’ equity	$1,904,750	$2,128,471

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenue:
Oil production	$100,759	$98,340	$305,516	$247,375
Gas production	77,653	83,216	246,120	259,726
Derivative income, net	—	602	—	2,670

Total operating revenue	178,412	182,158	551,636	509,771

Operating expenses:
Lease operating expenses	39,476	52,403	131,072	119,825
Production taxes	1,542	3,413	8,214	11,515
Depreciation, depletion and amortization	71,096	83,038	231,275	224,214
Accretion expense	4,394	3,153	13,226	9,238
Salaries, general and administrative expenses	7,844	8,027	25,479	25,092
Incentive compensation expense	1,319	3,025	2,680	3,630
Derivative expenses, net	36	—	127	—

Total operating expenses	125,707	153,059	412,073	393,514

Gain on Rocky Mountain Region properties divestiture	(89)	—	55,727	—

Income from operations	52,616	29,099	195,290	116,257

Other (income) expenses:
Interest expense	6,281	11,579	27,756	24,386
Interest income	(5,314)	(847)	(6,923)	(1,919)
Other income, net	(1,356)	(1,176)	(4,591)	(2,764)
Merger expense reimbursement	—	—	—	(18,200)
Merger expenses	—	490	—	46,973
Early extinguishment of debt	592	—	592	—

Total other expenses	203	10,046	16,834	48,476

Income before taxes	52,413	19,053	178,456	67,781

Provision (benefit) for income taxes:
Current	29,000	170	46,500	170
Deferred	(10,655)	(2,875)	15,429	23,297

Total income taxes	18,345	(2,705)	61,929	23,467

Net income	$34,068	$21,758	$116,527	$44,314

Basic earnings per share	$1.23	$0.79	$4.22	$1.62
Diluted earnings per share	$1.23	$0.79	$4.21	$1.62

Average shares outstanding	27,630	27,454	27,583	27,313
Average shares outstanding assuming dilution	27,722	27,619	27,669	27,429
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$116,527	$44,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	231,275	224,214
Accretion expense	13,226	9,238
Deferred income tax provision	15,429	23,297
Gain on sale of oil and gas properties	(55,727)	—
Settlement of asset retirement obligations	(53,668)	—
Non-cash merger expenses, net	—	25,300
Non-cash stock compensation expense	3,342	3,234
Non-cash derivative (income) expense	127	(870)
Early extinguishment of debt	592	—
Other non-cash expenses	1,968	1,169
Increase (decrease) in current income taxes payable	45,541	—
(Increase) decrease in accounts receivable	58,893	(46,853)
(Increase) decrease in other current assets	(505)	1,939
Increase (decrease) in accounts payable	(700)	723
Increase (decrease) in other current liabilities	(1,986)	7,587
Other	(3)	(65)

Net cash provided by operating activities	374,331	293,227

Cash flows from investing activities:
Investment in oil and gas properties	(194,290)	(582,754)
Proceeds from sale of oil and gas properties, net of expenses	571,862	(38)
Sale of fixed assets	691	—
Investment in fixed and other assets	(1,039)	(2,023)

Net cash provided by (used in) investing activities	377,224	(584,815)

Cash flows from financing activities:
Proceeds from bank borrowings	—	85,000
Repayments of bank borrowings	(172,000)	(76,000)
Proceeds from issuance of senior floating rate notes	—	225,000
Redemption of senior floating rate notes	(225,000)	—
Deferred financing costs	—	(3,282)
Net proceeds from exercise of stock options and vesting of restricted stock	2,054	9,215

Net cash provided by (used in) financing activities	(394,946)	239,933

Net increase (decrease) in cash and cash equivalents	356,609	(51,655)

Cash and cash equivalents, beginning of period	58,862	79,708

Cash and cash equivalents, end of period	$415,471	$28,053

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation and subsidiary as of September 30, 2007 and for the three and nine-month periods ended September 30, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of future financial results.
Note 2 – Earnings Per Share
     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were approximately 92,000 and 166,000 dilutive shares for the three months ended September 30, 2007 and 2006, respectively, and 86,000 and 116,000 dilutive shares for the nine months ended September 30, 2007 and 2006, respectively.
     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 837,000 and 532,000 shares in the three months ended September 30, 2007 and 2006, respectively, and 1,010,000 and 532,000 shares in the nine months ended September 30, 2007 and 2006, respectively.
     During the three months ended September 30, 2007 and 2006, approximately 74,000 and 122,000 shares of common stock, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors. For the nine months ended September 30, 2007 and 2006, approximately 133,000 and 348,000 shares of common stock, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan.
Note 3 – Disposition of Assets
     On June 29, 2007, we completed the sale of substantially all of our Rocky Mountain Region properties and related assets to Newfield Exploration Company in two separate transactions for a total cash consideration of $577.9 million (subject to final resolution of post-closing adjustments). At December 31, 2006, the estimated proved reserves associated with these assets totaled 182.4 billion cubic feet of natural gas equivalent (Bcfe), which represented 31% of our estimated proved oil and natural gas reserves. Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves. Since the sale of these oil and gas properties would significantly alter that relationship, we recognized a net gain on the sale of $55.7 million, computed as follows (in millions):

Proceeds from the sale	$577.9
Add: Transfer of asset retirement and other obligations	1.7
Less: Transaction costs	(6.1)
Carrying value of oil and gas properties	(516.1)
Carrying value of other assets	(1.7)

Net gain on sale	$55.7

     The carrying value of the properties sold was computed by allocating total capitalized costs within the U.S. full cost pool between properties sold and properties retained based on their relative fair values. The gain computation is subject to final resolution of post-closing adjustments.

     The following is a reconciliation of 2007 year-to-date activity in our U.S. full cost center (in millions):

	Evaluated	Unevaluated
Oil and gas properties -
Balance beginning of year	$4,276.9	$173.9
Costs incurred year-to-date	159.6	29.6
Sale of Rocky Mountain Region properties	(1,300.9)	(63.0)

Balance, September 30, 2007	$3,135.6	$140.5

Accumulated depreciation, depletion and amortization -
Balance beginning of year	($2,706.9)
Provision for DD&A	(228.5)
Sale of Rocky Mountain Region properties	847.8

Balance, September 30, 2007	($2,087.6)

Net capitalized costs	$1,048.0

     Approximately $126 million of proceeds, plus accrued interest income of $1.1 million, from the Rocky Mountain Region sale have been deposited with a Qualified Intermediary (under the terms of a Qualified Trust Agreement and Exchange Agreement) for potential reinvestment in like-kind replacement property as defined under Section 1031 of the Internal Revenue Code (IRC). We have identified qualified replacement properties for potential purchase and have until December 26, 2007 (the “Exchange Period”) to close on such properties. Compliance with these provisions provides for deferral of taxable gain on these sales proceeds (see Note 8 – Income Taxes). The Qualified Trust Agreement and the Exchange Agreement provide for certain restrictions on the use of these funds during the Exchange Period.
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
     The following table illustrates our hedging positions as of November 2, 2007:

	Zero-Premium Collars
	Natural Gas			Oil
	Daily
	Volume	Floor	Ceiling	Daily Volume	Floor	Ceiling
	(MMBtus/d)	Price	Price	(Bbls/d)	Price	Price
2007	20,000	$7.50	$10.40	3,000	$60.00	$78.35
2007	60,000	7.00	9.40	3,000	60.00	93.05
2008	30,000 *	8.00	14.05	3,000	60.00	90.20
2008				2,000	65.00	81.00
2008				3,000	70.00	110.25

*	January — March
     Under Statement of Financial Accounting Standards (“SFAS”) No. 133, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it is recorded as either an asset or liability measured at fair value and subsequent changes in the derivative’s fair value are recognized in equity through other comprehensive income, to the extent the hedge is considered effective. Additionally, monthly settlements of effective hedges are reflected in revenue from oil and gas production. Instruments not qualifying for hedge accounting are recorded in the balance sheet at fair value and changes in fair value are recognized in earnings. Monthly settlements of ineffective hedges are recognized in earnings through derivative income (expense) and are not reflected as revenue from oil and natural gas production.
     Effective zero-premium collars increased our natural gas revenue by $7.3 million and reduced oil revenue by $0.1 million during the three months ended September 30, 2007. During the three months ended September 30, 2006, we realized a net increase in natural gas revenue related to our effective zero-premium collars of $11.5 million, with no impact realized on oil revenue. During the nine months ended September 30, 2007, we realized a net increase of $8.4 million in natural gas revenue and a net increase of $1.0 million in oil revenue related to our effective zero-premium collars. We realized a net increase in natural gas revenue related to our effective zero-premium collars of $25.5 million during the nine months ended September 30, 2006, with no impact realized on oil revenue.

     During the quarters ended September 30, 2007 and 2006, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Derivative income (expense) for the three and nine months ended September 30, 2007 and 2006 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Cash settlement on the ineffective portion of derivatives	$—	$786	$—	$1,801
Changes in fair market value of ineffective portion of derivatives	(36)	(184)	(127)	869

Total derivative income (expense)	($36)	$602	($127)	$2,670

Note 5 – Long-Term Debt
     Long-term debt consisted of the following at:

	September 30,	December 31,
	2007	2006
	(In millions)
8 1/4% Senior Subordinated Notes due 2011	$200	$200
6 3/4% Senior Subordinated Notes due 2014	200	200
Senior Floating Rate Notes due 2010	—	225
Bank credit facility	—	172

Total long-term debt	$400	$797

     At September 30, 2007, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $52.8 million had been issued under the facility. Effective June 29, 2007, in connection with the sale of substantially all of our Rocky Mountain Region properties, our borrowing base under the credit facility was reduced from $250 million to $85.4 million.
     On November 1, 2007, we entered into a $300 million senior secured credit facility, maturing July 1, 2011, with a syndicated bank group. The new facility has an initial borrowing base of $175 million and replaces the previous $500 million credit facility. As of November 1, 2007, after accounting for the $52.8 million of letters of credit, we had $122.2 million of borrowings available under the new credit facility. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves. Under the financial covenants of our new credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (ii) maintain a ratio of EBITDA to consolidated Net Interest, as defined in the credit agreement, for the preceding four quarterly periods of not less than 3.0 to 1.0.  In addition, the new credit facility places certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases.
     On August 1, 2007, we redeemed our Senior Floating Rate Notes at their face value of $225 million. We recorded a pre-tax charge of $0.6 million in the third quarter of 2007 for the early extinguishment of debt, which related to the recognition of previously deferred financing costs and unamortized discounts associated with the issuance of the notes in 2006.
Note 6 – Comprehensive Income
     The following table illustrates the components of comprehensive income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In millions)
Net income	$34.1	$21.8	$116.5	$44.3
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	(2.1)	4.2	(6.7)	8.3

Comprehensive income	$32.0	$26.0	$109.8	$52.6

Note 7 – Asset Retirement Obligations
     During the third quarter of 2007 and 2006, we recognized non-cash expenses of $4.4 million and $3.2 million, respectively, related to the accretion of our asset retirement obligations. For the nine-month periods ended September 30, 2007 and 2006, we recognized accretion expense of $13.2 million and $9.2 million, respectively.
     The change in our asset retirement obligations during 2007 is set forth below (in millions):

Nine Months Ended
September 30, 2007
Asset retirement obligations as of the beginning of the period	$340.4
Liabilities incurred	—
Liabilities settled	(53.7)
Divestment of properties	(1.2)
Accretion expense	13.2
Revision of estimates	23.2

Asset retirement obligations as of the end of the period, including current portion	$321.9

     Included in other long-term assets is $2.1 million of accrued hurricane insurance reimbursements attributable to asset retirement obligations estimated to be completed in time frames greater than one year.
Note 8 – Income Taxes
     We adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The net effect of the implementation of FIN 48 on our financial statements was immaterial. As of September 30, 2007 and December 31, 2006, we had unrecognized tax benefits of $1.2 million. All of our unrecognized tax benefits will impact our tax rate upon recognition.
     It is our policy to classify interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. For the quarter ended September 30, 2007, no interest or penalties were incurred related to underpayment of income taxes. As of September 30, 2007 and December 31, 2006, there were no accrued interest and penalties relating to prior periods.
     The tax years 2003 through 2006 remain subject to examination by major tax jurisdictions.
     We estimate that we will owe current federal income taxes for calendar year 2007 and have accrued $46.5 million through September 30, 2007 as a current liability. This estimate assumes that we will not be able to complete the acquisition of any IRC Section 1031 replacement properties. We believe it is unlikely that we will be able to successfully acquire a significant number or dollar value of the identified replacement properties within the parameters dictated by the IRC.
     A reconciliation between the statutory federal income tax rate and our effective income tax rate as a percentage of income before income taxes follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
Income tax expense computed at the statutory federal income tax rate	35.0%	35.0%
State income taxes	—	(0.3)

Effective income tax rate	35.0%	34.7%

Note 9 – International Operations
     During 2006, we entered into an agreement to participate in the drilling of exploratory wells on two offshore concessions in Bohai Bay, China. After the drilling of three wells, it has been determined that additional drilling will be necessary to evaluate the commercial viability of this project. We have the potential to earn an interest in 750,000 acres on these two concessions. Included in unevaluated oil and gas property costs at September 30, 2007 are $36.7 million of capital expenditures related to our properties in Bohai Bay, China.
Note 10 — Share Repurchase Program
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million.  The shares may be repurchased from time to time in the open market or through privately negotiated transactions.  The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time.  Through September 30, 2007 no shares had been repurchased.

Note 11 — Commitments and Contingencies
     On April 23, 2007, Stone received notification from the Staff of the SEC that its inquiry into the revision of Stone’s proved reserves had been terminated and no enforcement action had been recommended. In 2005, Stone had received notice that the Staff of the SEC was conducting an inquiry into the revision of Stone’s proved reserves and the financial statement restatement.
     On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise years 1999, 2000 and 2001. Further, on December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. Additionally, in October 2007, the LDR concluded its audit of the 2004 franchise year and assessed franchise taxes of $1.5 million plus accrued interest calculated through November 2, 2007 of $0.8 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2005 and 2006 remain subject to examination.
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
     On August 17, 2007, a Federal Magistrate Judge issued a report and recommendation (the “Report”) recommending that the Federal Court grant in part and deny in part the Motions to Dismiss. The Report recommended that (i) the claims asserted against defendants Kenneth Beer and James Prince pursuant to Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and (ii) claims asserted on behalf of putative class members who sold their Company shares prior to October 6, 2005 be dismissed and that the Motions to Dismiss be denied with respect to the other claims against Stone and the individual defendants.
     On October 1, 2007, the Federal Court issued an Order directing that judgment on the Motions to Dismiss be entered in accordance with the recommendations of the Report.   On October 23, 2007, Stone and the individual defendants filed a motion seeking permission to appeal the denial of the Motions to Dismiss to the Fifth Circuit Court of Appeals.
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
     On March 30, 2006, the Federal Court entered an order naming Robert Farer, Priscilla Fisk and Joint Pension Fund, Local No. 164, I.B.E.W. as co-lead plaintiffs in the Federal Court derivative action and directed the lead plaintiffs to file a consolidated amended complaint within forty-five days. On April 22, 2006, the complaint in the State Court derivative action was amended to also assert claims on behalf of a purported class of shareholders of Stone. In addition to the above mentioned claims, the amended State Court derivative action complaint purported to allege breaches of fiduciary duty by the director defendants in connection with the then proposed merger transaction with Plains Exploration and Production Company (“Plains”) and seeks an order enjoining the director defendants from entering into the then proposed transaction with Plains. On May 15, 2006, the first consolidated complaint in the Federal Court derivative action was filed; it contained a similar injunctive claim. On September 15, 2006, co-lead plaintiffs’ in the Federal Court derivative action further amended their complaint to seek an order enjoining Stone’s proposed merger with Energy Partners, Ltd. (“EPL”) based on substantially the same grounds previously asserted regarding the prior proposed transaction with Plains. On October 2, 2006, each of the defendants in the Federal Court derivative action filed or joined in motions seeking dismissal of all or part of that action. Those motions were denied without prejudice on November 30, 2006 when the Federal Court granted the co-lead plaintiffs leave to file a third amended complaint. Following the filing of the third amended complaint in the Federal Court derivative action, defendants filed motions seeking to have that action either dismissed or stayed until resolution of the pending motion to dismiss the Securities Action before the Federal Court. On December 21, 2006 the Federal Court stayed the Federal Court derivative action at least until resolution of the then-pending motion to dismiss the Securities Action after which time a hearing will be conducted by the Federal Court to determine the propriety of maintaining that stay.   As of the date hereof, the Federal Court has yet to consider any potential modification of the stay.
     On or around August 28, 2006, ATS, Inc. instituted an action (the “ATS Litigation”) in the Delaware Court of Chancery for New Castle County (the “Delaware Court”). The initial complaint in the ATS Litigation, among other things, challenged certain provisions of the EPL Merger Agreement pursuant to which EPL (i) paid the $43.5 million Plains Termination Fee; and (ii) agreed, under certain contractually specified conditions, to pay Stone $25.6 million in the event of a future termination of the Merger Agreement (the “EPL Termination Fee”). On or around September 12, 2006, a purported shareholder of EPL filed a purported class action in the Delaware Court (the “Farrington Action”). The initial Farrington Action complaint asserted claims similar to those in the ATS Litigation and sought, among other things, a damages recovery in the amount of the Plains Termination Fee.
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
     On or around October 16, 2006, following the execution of the Termination and Release Agreement, plaintiffs in both the ATS Litigation and the Farrington Litigation sought (and were later granted leave by the Court) to file Second Amended Complaints that, among other things, added claims seeking a recovery in the amount of the $8 Million Payment. On October 26, 2006, ATS voluntarily dismissed the ATS Litigation without prejudice. On November 2, 2006, Stone and EPL filed motions to dismiss the Farrington Action, and on September 10, 2007, the parties filed a Stipulation and Order dismissing the Farrington action without prejudice, which was granted. No compensation in any form passed from any of the defendants to plaintiff or his attorneys. The court retained jurisdiction over plaintiff’s claim for award of attorneys’ fees and reimbursement of litigation costs and expenses.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of September 30, 2007, and the related condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
November 5, 2007

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
     On June 29, 2007, we completed the sale of substantially all of our Rocky Mountain Region properties and related assets to Newfield Exploration Company in two separate transactions for a total cash consideration of $577.9 million. At December 31, 2006, the estimated proved reserves associated with these assets totaled 182.4 billion cubic feet of gas equivalent (Bcfe), which represented 31% of our estimated proved oil and natural gas reserves. The divested properties included our interests in the Pinedale Anticline, the Jonah field, the Williston Basin, the Scott field and several smaller producing areas. The sale also included net undeveloped acreage of approximately 550,000 acres. We maintained a 35% proportional working interest in several undeveloped plays in the Rocky Mountain region totaling approximately 60,000 acres.
Critical Accounting Policies
     Our Annual Report on Form 10-K describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:
•	remaining proved oil and gas reserves volumes and the timing of their production;

•	estimated costs to develop and produce proved oil and gas reserves;

•	accruals of exploration costs, development costs, operating costs and production revenue;

•	timing and future costs to abandon our oil and gas properties;

•	the effectiveness and estimated fair value of derivative positions;

•	classification of unevaluated property costs;

•	capitalized general and administrative costs and interest;

•	insurance recoveries related to hurricanes;

•	current income taxes; and

•	contingencies.
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
Known Trends and Uncertainties
     International Operations. Included in unevaluated oil and gas property costs at September 30, 2007 are $36.7 million of capital expenditures related to our properties in Bohai Bay, China. Under full cost accounting, investments in individual countries represent separate cost centers for computation of depreciation, depletion and amortization as well as for full cost ceiling test evaluations. Given that this is our sole investment in the Peoples Republic of China, it is possible that upon a more complete evaluation of this project that some or all of this investment would be reclassed as a charge to expense on our income statement.
     Taxable Gain. Approximately $126 million of proceeds, plus accrued interest income of $1.1 million, from the Rocky Mountain Region sale have been deposited with a Qualified Intermediary (under the terms of a Qualified Trust Agreement and Exchange Agreement) for potential reinvestment in like-kind replacement property as defined under Section 1031 of the Internal Revenue Code (IRC). We have identified qualified replacement properties for potential purchase and have until December 26, 2007 (the “Exchange Period”) to close on such properties. Compliance with these provisions provides for deferral of taxable gain on these sales proceeds. Our estimate of current taxes payable assumes we will not be able to complete the acquisition of any IRC 1031 replacement properties within the parameters dictated by the IRC. We believe it is unlikely that we will be able to successfully acquire a significant number or dollar value of the identified replacement properties within the parameters dictated by the IRC.
Liquidity and Capital Resources
     Cash Flow and Working Capital. Net cash flow provided by operating activities for the nine months ended September 30, 2007 was $374.3 million compared to $293.2 million generated in the comparable period in 2006.
     Net cash flow provided by investing activities totaled $377.2 million during the first nine months of 2007, which primarily represents proceeds received from the sale of substantially all of our Rocky Mountain Region properties offset by our investment in oil and natural gas properties. Net cash flow used in investing activities during the first nine months of 2006 totaled $584.8 million, which primarily represents our investment in oil and natural gas properties. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2007 capital expenditures (excluding acquisitions) with cash flow from operating activities.
     Net cash flow used in financing activities totaled $394.9 million for the nine months ended September 30, 2007, which primarily represents the redemption of our senior floating rate notes and repayments of borrowings under our credit facility. Net cash flow provided by financing activities totaled $239.9 million for the nine months ended September 30, 2006, which primarily represents proceeds from the issuance of our senior floating rate notes due 2010, borrowings net of repayments under our bank credit facility and proceeds from the exercise of stock options.
     Of the total proceeds received on the sale of our Rocky Mountain Region properties, $126 million related to the Jonah field and such amount has been deposited with a qualified intermediary for potential reinvestment in like-kind exchange transactions under IRC 1031. This amount, along with $1.1 million of interest income earned through September 30, 2007, is classified as restricted cash on our balance sheet.
     We had working capital at September 30, 2007 of $317.5 million. A substantial portion of this working capital was generated from the sale of our Rocky Mountain Region properties on June 29, 2007. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. “Liquidity” is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities. See “Bank Credit Facility”.
     Capital Expenditures. Third quarter 2007 additions to oil and gas property costs of $29.6 million, included $0.9 million of acquisition costs, $4.8 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $3.3 million of capitalized interest. Year-to-date 2007 additions to oil and gas property costs of $185.4 million, included $9.2 million of acquisition costs, $23.2 million of asset retirement costs, $14.6 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $12.7 million of capitalized interest. These investments were financed by cash flow from operating activities.
     Our 2007 capital expenditures budget, which excludes acquisitions, hurricane related asset retirement costs and capitalized interest and salaries, general and administrative expenses, is approximately $290 million. The budget was adjusted downward from $320 million upon the sale of substantially all of our Rocky Mountain Region properties. Based upon our outlook of commodity prices and our estimated production, we expect to fund our 2007 capital program with cash flow provided by operating activities. If cash flow from operating activities during 2007 is not sufficient to fund estimated 2007 capital expenditures, we believe that our existing cash balances and our bank credit facility will provide us with adequate liquidity. See “Bank Credit Facility”.

     Bank Credit Facility. At September 30, 2007, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $52.8 million had been issued under the facility. Effective June 29, 2007, in connection with the sale of substantially all of our Rocky Mountain Region properties, our borrowing base under the credit facility was reduced from $250 million to $85.4 million. On November 1, 2007, we entered into a $300 million senior secured credit facility, maturing on July 1, 2011, with a syndicated bank group. The new facility has an initial borrowing base of $175 million and replaces the previous $500 million credit facility. As of November 1, 2007, after accounting for the $52.8 million of letters of credit, we had $122.2 million of borrowings available under the new credit facility. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.
     $225 Million Senior Floating Rate Notes. On August 1, 2007, we redeemed our Senior Floating Rate Notes at their face value of $225 million. We recorded a pre-tax charge of $0.6 million in the third quarter of 2007 for the early extinguishment of debt, which related to the recognition of previously deferred financing costs and unamortized discounts associated with the issuance of the notes in 2006.
     Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million.  The shares may be repurchased from time to time in the open market or through privately negotiated transactions.  The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through September 30, 2007 no shares had been repurchased.
Results of Operations
     The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	September 30,
	2007	2006	Variance	% Change
Production:
Oil (MBbls)	1,313	1,465	(152)	(10%)
Natural gas (MMcf)	10,801	10,971	(170)	(2%)
Oil and natural gas (MMcfe)	18,679	19,761	(1,082)	(5%)
Revenue data (in thousands) (a):
Oil revenue	$100,759	$98,340	$2,419	2%
Natural gas revenue	77,653	83,216	(5,563)	(7%)

Total oil and natural gas revenue	$178,412	$181,556	($3,144)	(2%)
Average prices (a):
Oil (per Bbl)	$76.74	$67.13	$9.61	14%
Natural gas (per Mcf)	7.19	7.59	(0.40)	(5%)
Oil and natural gas (per Mcfe)	9.55	9.19	0.36	4%
Expenses (per Mcfe):
Lease operating expenses	$2.11	$2.65	($0.54)	(20%)
Salaries, general and administrative expenses (b)	0.42	0.41	0.01	2%
DD&A expense on oil and gas properties	3.76	4.15	(0.39)	(9%)

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.

	Nine Months Ended
	September 30,
	2007	2006	Variance	% change
Production:
Oil (MBbls)	4,691	3,803	888	23%
Natural gas (MMcf)	34,109	33,139	970	3%
Oil and natural gas (MMcfe)	62,255	55,957	6,298	11%
Revenue data (in thousands) (a):
Oil revenue	$305,516	$247,375	$58,141	24%
Natural gas revenue	246,120	259,726	(13,606)	(5%)

Total oil and natural gas revenue	$551,636	$507,101	$44,535	9%
Average prices (a):
Oil (per Bbl)	$65.13	$65.05	$0.08	0%
Natural gas (per Mcf)	7.22	7.84	(0.62)	(8%)
Oil and natural gas (per Mcfe)	8.86	9.06	(0.20)	(2%)
Expenses (per Mcfe):
Lease operating expenses	$2.11	$2.14	($0.03)	(1%)
Salaries, general and administrative expenses (b)	0.41	0.45	(0.04)	(9%)
DD&A expense on oil and gas properties	3.67	3.96	(0.29)	(7%)

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
     During the third quarter of 2007, net income totaled $34.1 million, or $1.23 per share, compared to $21.8 million, or $0.79 per share for the third quarter of 2006. For the nine months ended September 30, 2007, net income totaled $116.5 million, or $4.21 per share, compared to $44.3 million, or $1.62 per share, during the comparable 2006 period. All per share amounts are on a diluted basis.
     Included in the nine month 2007 net income is a $55.7 million gain ($36.3 million net of tax) on the sale of our Rocky Mountain Region properties, representing the excess of the proceeds from the sale over the carrying value of the oil and gas properties and other assets sold and transaction costs.
     Included in year-to-date 2006 net income is a $43.5 million termination fee incurred in connection with the proposed merger with Energy Partners, Ltd. (“EPL”). Prior to entering into the EPL merger agreement, we terminated our merger agreement with Plains Exploration and Production Company (“Plains”) and Plains Acquisition Corp. (“Plains Acquisition”) on June 22, 2006. As required under the terms of the terminated merger agreement among Stone, Plains and Plains Acquisition, Plains was entitled to a termination fee of $43.5 million (“Plains Termination Fee”), which was advanced by EPL to Plains on June 22, 2006. Pursuant to the EPL merger agreement, we were obligated to repay all or a portion of this termination fee under certain circumstances if the EPL merger was not consummated. The $43.5 million termination fee was recorded as merger expenses in the income statement during the second quarter of 2006. Of this amount, $25.3 million was potentially reimbursable to EPL under certain circumstances described in the EPL merger agreement and therefore was recorded as deferred revenue on the balance sheet as of June 30, 2006 and September 30, 2006. The remaining $18.2 million of the termination fee was recorded as merger expense reimbursement in the income statement during the three months ended June 30, 2006. On October 11, 2006, we entered into an agreement with EPL pursuant to which the EPL merger agreement was terminated. Pursuant to the termination of the EPL merger agreement, EPL paid us $8 million and released all claims to the $43.5 million Plains Termination Fee. The $8.0 million fee paid to us by EPL in conjunction with the termination of the EPL merger agreement was recognized in earnings in the fourth quarter of 2006. Additionally, the remaining $25.3 million of the Plains Termination Fee was recognized in earnings in the fourth quarter of 2006.
     The variance in the three and nine-month periods’ results was also due to the following components:
     Production. During the third quarter of 2007, total production volumes decreased 5% to 18.7 Bcfe compared to 19.8 Bcfe produced during the third quarter of 2006. Oil production during the third quarter of 2007 totaled approximately 1,313,000 barrels compared to 1,465,000 barrels produced during the third quarter of 2006, while natural gas production totaled 10.8 Bcf during the third quarter of 2007 compared to 11.0 Bcf produced during the third quarter of 2006. Year-to-date 2007 production totaled 4,691,000 barrels of oil and 34.1 Bcf of natural gas compared to 3,803,000 barrels of oil and 33.1Bcf of natural gas produced during the comparable 2006 period.
     Extended Gulf Coast production shut-ins due to Hurricanes Katrina and Rita negatively impacted third quarter 2007 and 2006 production rates resulting in production deferrals of 0.9 Bcfe (10 MMcfe per day) and 3.4 Bcfe (37 MMcfe per day), respectively. Production deferrals due to hurricanes for the nine months ended September 30, 2007 and 2006 amounted to 3.1 Bcfe (17 MMcfe per day) and 14.2 Bcfe (52 MMcfe per day), respectively. Without the effects of production deferrals, quarter-to-date and year-to-date 2007 production volumes decreased approximately 3.6 Bcfe and 4.8 Bcfe, respectively, from quarter-to-date and year-to-date 2006 production volumes. These decreases were primarily the result of the sale of substantially all of our Rocky Mountain Region properties on June 29, 2007. Rocky Mountain Region production was 3.0 Bcfe for the three months ended September 30, 2006 and 6.6 Bcfe and 9.0 Bcfe for the nine months ended September 30, 2007 and 2006, respectively.
     Prices. Prices realized during the third quarter of 2007 averaged $76.74 per Bbl of oil and $7.19 per Mcf of natural gas, or 4% higher, on an Mcfe basis, than third quarter 2006 average realized prices of $67.13 per Bbl of oil and $7.59 per Mcf of natural gas. Average realized prices during the first nine months of 2007 were $65.13 per Bbl of oil and $7.22 per Mcf of natural gas compared to $65.05 per Bbl of oil and $7.84 per Mcf of natural gas realized during the first nine months of 2006. All unit pricing amounts include the cash settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the third quarter of 2007, our effective hedging transactions increased our average realized natural gas prices by $0.68 per Mcf. Hedging transactions for natural gas during the first nine months of 2007 increased the average price we received for natural gas by $0.25 per Mcf. Natural gas prices realized during the three and nine month periods of 2006 were increased by $1.05 and $0.77 per Mcf, respectively, as a result of effective hedging transactions. During the third quarter of 2007, our effective hedging transactions decreased our average realized oil prices by $0.09 per Bbl. Hedging transactions for oil during the first nine months of 2007 increased the average price we received for oil by $0.21 per Bbl. Hedging transactions did not impact realized oil prices during the three or nine month periods of 2006.
     Income. Third quarter 2007 oil and natural gas revenue totaled $178.4 million, compared to third quarter 2006 oil and natural gas revenue of $181.6 million. The decrease is attributable to a slight decrease in oil and natural gas production volumes. Year-to-date 2007 oil and natural gas revenue totaled $551.6 million compared to $507.1 million during the comparable 2006 period primarily due to an increase in oil and natural gas production volumes slightly offset by a decline in oil and natural gas prices. Rocky Mountain Region year-to-date 2007 oil and natural gas revenue amounted to $47.1 million, representing 9% of total company oil and natural gas revenue for the nine months ended September 30, 2007.
     Interest income totaled $5.3 million during the third quarter of 2007 compared to $0.8 million during the comparable quarter of 2006. For the first nine months of 2007 and 2006, interest income totaled $6.9 million and $1.9 million, respectively. The increase in interest income is the result of an increase in our cash balances during the period after the sale of substantially all of our Rocky Mountain Region properties in June 2007.
     Expenses. Lease operating expenses during the third quarter of 2007 totaled $39.5 million compared to $52.4 million for the third quarter of 2006. Third quarter 2006 lease operating expenses included approximately $9.7 million of repairs in excess of insurance recoveries related to damage from Hurricanes Katrina, Rita and Ivan and increased major maintenance repair activity. The decrease in lease operating expenses in the third quarter of 2007 compared to 2006 was also the result of the sale of substantially all of our Rocky Mountain Region properties on June 29, 2007. Rocky Mountain Region lease operating expenses during the third quarter of 2006 totaled $3.2 million. For the first nine months of 2007, lease operating expenses totaled $131.1 million, an increase of 9% over the $119.8 million of lease operating expenses for the comparable period in 2006. For the nine months ended September 30, 2007, lease operating expenses included an increase in insurance premiums and an increase in overall industry service costs. Rocky Mountain Region lease operating expenses were $8.6 million and $8.0 million for the nine months ended September 30, 2007 and 2006, respectively.
     Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the third quarter of 2007 totaled $70.3 million, or $3.76 per Mcfe compared to $82.0 million or $4.15 per Mcfe for the third quarter of 2006. For the nine months ended September 30, 2007 and 2006, DD&A expense totaled $228.5 million and $221.3 million, respectively. At December 31, 2006, we recorded a ceiling test write-down, which reduced our net investment in oil and gas properties and resulted in a reduction of the going forward unit cost of DD&A of $0.86 per Mcfe.
     Salaries, general and administrative (SG&A) expenses (exclusive of incentive compensation) for the third quarter of 2007 were $7.8 million compared to $8.0 million in the third quarter of 2006. For the nine months ended September 30, 2007 and 2006, SG&A totaled $25.5 million and $25.1 million, respectively. Included in year-to-date 2007 SG&A are severance and retention payments of $2.1 million made to employees in our Denver District in connection with the sale of substantially all of our Rocky Mountain Region properties and the resulting discontinuation of operations of such district. Total year-to-date SG&A expense for the Denver District was $3.8 million. Exclusive of the $2.1 million severance and retention payments, year-to-date Denver District SG&A represented 7% of total company SG&A.
     Incentive compensation expense for the third quarter of 2007 was $1.3 million compared to $3.0 million in the third quarter of 2006. Year-to-date 2007 and 2006 incentive compensation expense totaled $2.7 million and $3.6 million, respectively. Third quarter and year-to-date 2006 incentive compensation expense included a 100% incentive compensation accrual which resulted from an employee retention program put in place by our board of directors in the third quarter of 2006. Incentive compensation expense for 2007 does not include amounts for our Denver District which was discontinued in June 2007 after the sale of substantially all of our Rocky Mountain Region properties.
     Interest expense for the third quarter of 2007 totaled $6.3 million, net of $3.3 million of capitalized interest, compared to interest expense of $11.6 million, net of $4.9 million of capitalized interest, during the third quarter of 2006. The decrease in interest expense for the third quarter of 2007 compared to the comparable quarter of 2006 was a result of the pay down of all outstanding borrowings under our bank credit facility in June 2007 and the redemption of our Senior Floating Rate Notes in August 2007 with proceeds received from the sale of substantially all of our Rocky Mountain Region properties. For the nine months ended September 30, 2007, interest expense totaled $27.8 million, net of capitalized interest of $12.7 million, compared to interest expense of $24.4 million, net of $13.4 million of capitalized interest, during the nine months ended September 30, 2006, respectively.
     During the three months ended September 30, 2007 and 2006, we incurred $4.4 and $3.2 million, respectively, of accretion expense related to asset retirement obligations. Year-to-date 2007 and 2006 accretion expense totaled $13.2 million and $9.2 million, respectively. The increase in 2007 accretion expense is due to increases in estimated asset retirement costs determined in late 2006.
     During the year-to-date periods ended September 30, 2007 and 2006, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. The change in the fair market value of the ineffective portion of these derivatives for the quarter ended September 30, 2007 was $36,000 and was recognized as derivative expense in the income statement. For the nine months ended September 30, 2007, the change in the fair market value of the ineffective portion of these derivatives was $0.1 million of net derivative expense. Derivative income for the three months ended September 30, 2006 totaled $0.6 million, consisting of $0.8 million of cash settlements on the ineffective portion of derivatives and ($0.2) million of changes in the fair market value of the ineffective portion of derivatives. Derivative income for the nine months ended September 30, 2006 totaled $2.7 million, consisting of $1.8 million of cash settlements on the ineffective portion of derivatives and $0.9 million of changes in the fair market value of the ineffective portion of derivatives.
     Production taxes during the third quarter of 2007 totaled $1.5 million compared to $3.4 million in the third quarter of 2006. For the nine months ended September 30, 2007 and 2006, production taxes totaled $8.2 million and $11.5 million, respectively. The decrease in production taxes resulted from of the sale of substantially all of our Rocky Mountain Region properties in June 2007. Year-to-date 2007 Rocky Mountain Region production taxes totaled $4.0 million, representing 49% of total company production taxes for such period.
     We estimate that current Federal income taxes for calendar year 2007 will amount to approximately $62.0 million and have accrued $46.5 million through September 30, 2007 as a current liability and current income tax provision. This assumes that we will not be able to complete the acquisition of an IRC Section 1031 replacement property within the parameters dictated by the IRC.
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
     Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 50% of our estimated 2007 production and 25% of our estimated 2008 production. See Item 1. Financial Statements – Note 4 – Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
     Since the filing of our 2006 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
     We had long-term debt outstanding of $400 million at September 30, 2007, all of which bears interest at fixed rates. The $400 million of fixed-rate debt is comprised of $200 million of 8 1/4% Senior Subordinated Notes due 2011 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. On August 1, 2007, we redeemed in full our $225 million Senior Floating Rate Notes at face value with a portion of the proceeds received from the sale of our Rocky Mountain Region properties. Borrowings under our bank credit facility were paid in full on June 29, 2007 in connection with the sale of our Rocky Mountain Region properties. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.
   Since the filing of our 2006 Annual Report on Form 10-K, market risk as it relates to interest rates has been mitigated with the redemption of our senior floating rate notes and the reduction in outstanding balances on our credit facility.
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
     Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer believe:
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
Changes in Internal Controls Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise years 1999, 2000 and 2001. Further, on December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. Additionally, in October 2007, the LDR concluded its audit of the 2004 franchise year and assessed additional franchise taxes of $1.5 million plus accrued interest calculated through November 2, 2007 of $0.8 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2005 and 2006 remain subject to examination.
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
     On August 17, 2007, a Federal Magistrate Judge issued a report and recommendation (the “Report”) recommending that the Federal Court grant in part and deny in part the Motions to Dismiss. The Report recommended that (i) the claims asserted against defendants Kenneth Beer and James Prince pursuant to Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and (ii) claims asserted on behalf of putative class members who sold their Company shares prior to October 6, 2005 be dismissed and that the Motions to Dismiss be denied with respect to the other claims against Stone and the individual defendants.
     On October 1, 2007, the Federal Court issued an Order directing that judgment on the Motions to Dismiss be entered in accordance with the recommendations of the Report.   On October 23, 2007, Stone and the individual defendants filed a motion seeking permission to appeal the denial of the Motions to Dismiss to the Fifth Circuit Court of Appeals.
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
     On March 30, 2006, the Federal Court entered an order naming Robert Farer, Priscilla Fisk and Joint Pension Fund, Local No. 164, I.B.E.W. as co-lead plaintiffs in the Federal Court derivative action and directed the lead plaintiffs to file a consolidated amended complaint within forty-five days. On April 22, 2006, the complaint in the State Court derivative action was amended to also assert claims on behalf of a purported class of shareholders of Stone. In addition to the above mentioned claims, the amended State Court derivative action complaint purported to allege breaches of fiduciary duty by the director defendants in connection with the then proposed merger transaction with Plains Exploration and Production Company (“Plains”) and seeks an order enjoining the director defendants from entering into the then proposed transaction with Plains. On May 15, 2006, the first consolidated complaint in the Federal Court derivative action was filed; it contained a similar injunctive claim. On September 15, 2006, co-lead plaintiffs’ in the Federal Court derivative action further amended their complaint to seek an order enjoining Stone’s proposed merger with Energy Partners, Ltd. (“EPL”) based on substantially the same grounds previously asserted regarding the prior proposed transaction with Plains. On October 2, 2006, each of the defendants in the Federal Court derivative action filed or joined in motions seeking dismissal of all or part of that action. Those motions were denied without prejudice on November 30, 2006 when the Federal Court granted the co-lead plaintiffs leave to file a third amended complaint. Following the filing of the third amended complaint in the Federal Court derivative action, defendants filed motions seeking to have that action either dismissed or stayed until resolution of the pending motion to dismiss the Securities Action before the Federal Court. On December 21, 2006 the Federal Court stayed the Federal Court derivative action at least until resolution of the then-pending motion to dismiss the Securities Action after which time a hearing will be conducted by the Federal Court to determine the propriety of maintaining that stay. As of the date hereof, the Federal Court has yet to consider any potential modification of the stay.

     On or around August 28, 2006, ATS, Inc. instituted an action (the “ATS Litigation”) in the Delaware Court of Chancery for New Castle County (the “Delaware Court”). The initial complaint in the ATS Litigation, among other things, challenged certain provisions of the EPL Merger Agreement pursuant to which EPL (i) paid the $43.5 million Plains Termination Fee; and (ii) agreed, under certain contractually specified conditions, to pay Stone $25.6 million in the event of a future termination of the Merger Agreement (the “EPL Termination Fee”). On or around September 12, 2006, a purported shareholder of EPL filed a purported class action in the Delaware Court (the “Farrington Action”). The initial Farrington Action complaint asserted claims similar to those in the ATS Litigation and sought, among other things, a damages recovery in the amount of the Plains Termination Fee.
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
     On or around October 16, 2006, following the execution of the Termination and Release Agreement, plaintiffs in both the ATS Litigation and the Farrington Litigation sought (and were later granted leave by the Court) to file Second Amended Complaints that, among other things, added claims seeking a recovery in the amount of the $8 Million Payment. On October 26, 2006, ATS voluntarily dismissed the ATS Litigation without prejudice. On November 2, 2006, Stone and EPL filed motions to dismiss the Farrington Action, and on September 10, 2007, the parties filed a Stipulation and Order dismissing the Farrington action without prejudice, which was granted. No compensation in any form passed from any of the defendants to plaintiff or his attorneys. The court retained jurisdiction over plaintiff’s claim for award of attorneys’ fees and reimbursement of litigation costs and expenses.
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

Item 6. Exhibits

10.1 –	Credit Agreement between the Registrant, the financial institutions named therein and Bank of America, N.A., as administrative agent, dated November 1, 2007 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 1, 2007 (File No. 001-12074)).

*15.1 –	Letter from Ernst & Young LLP dated November 5, 2007, regarding unaudited interim financial information.

*31.1 –	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2 –	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1 –	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION

Date: November 6, 2007	By:	/s/J. Kent Pierret

J. Kent Pierret Senior Vice President, Chief Accounting Officer and Treasurer
(On behalf of the Registrant and as
Chief Accounting Officer)

EXHIBIT INDEX

10.1 –	Credit Agreement between the Registrant, the financial institutions named therein and Bank of America N.A., as administrative agent, dated November 1, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 1, 2007 (File No. 001-12074)).

*15.1 –	Letter from Ernst & Young LLP dated November 5, 2007, regarding unaudited interim financial information.

*31.1 –	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2 –	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1 –	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.