Form 10-Q
period 2008-03-31
STONE ENERGY CORP
filed 2008-05-07
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 2, 2008, there were 28,469,326 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$517,033	$475,126
Accounts receivable	153,944	186,853
Fair value of hedging contracts	306	2,163
Deferred tax asset	18,296	9,039
Other current assets	494	521

Total current assets	690,073	673,702
Oil and gas properties — United States — full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $2,264,751 and $2,158,327, respectively	949,432	1,001,179
Unevaluated	194,476	150,568
Oil and gas properties — China — full cost method of accounting:
Unevaluated, net of accumulated depreciation, depletion and amortization of $8,164 and $8,164, respectively	30,328	29,565
Building and land, net	5,653	5,667
Fixed assets, net	5,277	5,584
Other assets, net	23,443	23,338
Fair value of hedging contracts	3,222	—

Total assets	$1,901,904	$1,889,603

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$95,582	$88,801
Undistributed oil and gas proceeds	31,852	37,743
Fair value of hedging contracts	27,188	18,968
Asset retirement obligations	46,353	44,180
Current income taxes payable	13,950	57,631
Other current liabilities	11,353	13,934

Total current liabilities	226,278	261,257
Long-term debt	400,000	400,000
Deferred taxes	114,155	89,665
Asset retirement obligations	201,722	245,610
Other long-term liabilities	8,003	7,269

Total liabilities	950,158	1,003,801

Commitments and contingencies

Common stock	279	278
Treasury stock	(860)	(1,161)
Additional paid-in capital	522,863	515,055
Retained earnings	444,486	382,365
Accumulated other comprehensive loss	(15,022)	(10,735)

Total stockholders’ equity	951,746	885,802

Total liabilities and stockholders’ equity	$1,901,904	$1,889,603

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating revenue:
Oil production	$122,707	$93,584
Gas production	80,526	79,749

Total operating revenue	203,233	173,333

Operating expenses:
Lease operating expenses	30,253	51,086
Production taxes	1,400	3,864
Depreciation, depletion and amortization	63,387	78,839
Accretion expense	4,368	4,416
Salaries, general and administrative expenses	10,256	8,233
Incentive compensation expense	1,018	846
Derivative expenses, net	259	500

Total operating expenses	110,941	147,784

Income from operations	92,292	25,549

Other (income) expenses:
Interest expense	3,859	11,191
Interest income	(4,914)	(574)
Other income, net	(1,041)	(1,301)

Total other (income) expenses	(2,096)	9,316

Income before taxes	94,388	16,233

Provision for income taxes:
Current	13,950	—
Deferred	18,196	5,757

Total income taxes	32,146	5,757

Net income	$62,242	$10,476

Basic earnings per share	$2.24	$0.38
Diluted earnings per share	$2.22	$0.38

Average shares outstanding	27,819	27,541
Average shares outstanding assuming dilution	28,060	27,577
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$62,242	$10,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	63,387	78,839
Accretion expense	4,368	4,416
Deferred income tax provision	18,196	5,757
Settlement of asset retirement obligations	(18,647)	—
Non-cash stock compensation expense	2,137	1,368
Excess tax benefits	(659)	—
Non-cash derivative expense	259	500
Other non-cash expenses	365	778
Decrease in current income taxes payable	(43,550)	—
Decrease in accounts receivable	32,909	1,552
(Increase) decrease in other current assets	16	(80)
Increase (decrease) in accounts payable	(200)	600
Increase (decrease) in other current liabilities	(8,473)	5,524
Other	(36)	(4)

Net cash provided by operating activities	112,314	109,726

Cash flows from investing activities:
Investment in oil and gas properties	(91,216)	(83,246)
Proceeds from sale of oil and gas properties, net of expenses	16,485	—
Investment in fixed and other assets	(276)	(447)

Net cash used in investing activities	(75,007)	(83,693)

Cash flows from financing activities:
Repayments of bank borrowings	—	(20,000)
Excess tax benefits	659	—
Net proceeds from exercise of stock options and vesting of restricted stock	3,941	450

Net cash provided by (used in) financing activities	4,600	(19,550)

Net increase in cash and cash equivalents	41,907	6,483

Cash and cash equivalents, beginning of period	475,126	58,862

Cash and cash equivalents, end of period	$517,033	$65,345

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation and its subsidiary as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of future financial results.
Note 2 — Earnings Per Share
     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were approximately 241,000 and 36,000 dilutive shares for the three months ended March 31, 2008 and 2007, respectively.
     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 398,000 and 1,186,000 shares in the three months ended March 31, 2008 and 2007, respectively.
     During the three months ended March 31, 2008 and 2007, approximately 176,000 and 27,000 shares of common stock, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan.
Note 3 — Disposition of Assets
     In the first quarter of 2008, we completed the divesture of a small package of Gulf of Mexico properties which totaled 17.4 billion cubic feet of natural gas equivalent (Bcfe) of reserves at December 31, 2007 for a cash consideration of approximately $16.5 million after closing adjustments. The properties that were sold had estimated asset retirement obligations of $27.4 million. These properties were mature, high cost properties with minimal exploitation or exploration opportunities. The sale of these oil and gas properties was accounted for as an adjustment of capitalized costs with no gain or loss recognized.
     On June 29, 2007, we completed the sale of substantially all of our Rocky Mountain Region properties and related assets to Newfield Exploration Company in two separate transactions for a total cash consideration of $582 million. At December 31, 2006, the estimated proved reserves associated with these assets totaled 182.4 Bcfe, which represented 31% of our estimated proved oil and natural gas reserves. Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves. Since the sale of these oil and gas properties would significantly alter that relationship, we recognized a net gain on the sale in 2007 in the amount of $59.8 million.

Note 4 — Hedging Activities
     We enter into hedging transactions to secure a commodity price for a portion of future production that is acceptable at the time of the transaction. The primary objective of these activities is to reduce our exposure to the risk of declining oil and natural gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes. We currently utilize zero-premium collars, fixed-price swaps and puts for hedging purposes.
     The following tables illustrate our hedging positions for calendar years 2008 and 2009:

	Zero-Premium Collars
	Natural Gas			Oil
	Daily			Daily
	Volume	Floor	Ceiling	Volume	Floor	Ceiling
	(MMBtus/d)	Price	Price	(Bbls/d)	Price	Price
2008	30,000 *	$8.00	$14.05	3,000	$60.00	$90.20
2008	20,000 **	7.50	11.35	2,000	65.00	81.00
2008				3,000	70.00	110.25
2009	20,000	8.00	14.30	3,000	80.00	135.00

*	January — March

**	April — December

Fixed-Price Swaps
	Natural Gas		Oil
	Daily		Daily
	Volume	Swap	Volume	Swap
	(MMBtus/d)	Price	(Bbls/d)	Price
2009	20,000	$10.15	2,000	$107.90

	Put Contracts
	Natural Gas
	Daily
	Volume	Floor	Unamortized
	(MMBtus/d)	Price	Cost
2008	20,000 *	$10.00	$0.52/MMBtu

*	July — December
     Effective zero-premium collars increased our natural gas revenue by $0.9 million and reduced oil revenue by $5.2 million during the three months ended March 31, 2008. During the three months ended March 31, 2007, we realized a net increase in natural gas revenue of $1.1 million and a net increase in oil revenue of $1.1 million related to our effective zero-premium collars.
     During the quarters ended March 31, 2008 and 2007, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Derivative expense for the three months ended March 31, 2008 and 2007 totaled $0.3 million and $0.5 million, respectively, representing changes in the fair market value of the ineffective portion of the derivatives.
Note 5 — Long-Term Debt
     Long-term debt consisted of the following at:

	March 31,	December 31,
	2008	2007
	($ in millions)
8 1/4% Senior Subordinated Notes due 2011	$200,000	$200,000
6 3/4% Senior Subordinated Notes due 2014	200,000	200,000

Total long-term debt	$400,000	$400,000

     At March 31, 2008, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $52.8 million had been issued pursuant to the facility. On November 1, 2007, we entered into a new $300 million senior secured credit facility, maturing July 1, 2011, with a syndicated bank group. The new facility has an initial borrowing base of $175 million and replaces the previous $500 million credit facility. As of May 2, 2008, after accounting for the $52.8 million of letters of credit, we had $122.2 million of borrowings available under the new credit facility. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves. Under the financial covenants of our new credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1.0 and (ii) maintain a ratio of EBITDA to consolidated Net Interest, as defined in the credit agreement, for the preceding four quarterly periods of not less than 3.0 to 1.0. In addition, the new credit facility places certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases.
Note 6 — Comprehensive Income
     The following table illustrates the components of comprehensive income for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	($ in millions)
Net income	$62.2	$10.5
Other comprehensive (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	(4.3)	(9.4)

Comprehensive income	$57.9	$1.1

Note 7 — Asset Retirement Obligations
     The change in our asset retirement obligations during the first quarter of 2008 is set forth below (in millions):

Three Months
Ended
March 31, 2008
Asset retirement obligations as of the beginning of the period, including current portion	$289.8
Liabilities incurred	—
Liabilities settled	(18.7)
Divestment of properties	(27.4)
Accretion expense	4.4
Revision of estimates	—

Asset retirement obligations as of the end of the period, including current portion	$248.1

Note 8 — International Operations
     During 2006, we entered into an agreement to participate in the drilling of exploratory wells on two offshore concessions in Bohai Bay, China. After the drilling of three wells, it has been determined that additional drilling will be necessary to evaluate the commercial viability of this project. We have the potential to earn an interest in 750,000 acres on these two concessions. In 2007, our investment was deemed to be impaired in the amount of $8.2 million. Included in unevaluated oil and gas property costs at March 31, 2008 are $30.3 million of capital expenditures related to our properties in Bohai Bay, China.

Note 9 — Fair Value Measurements
     We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The net effect of the implementation of SFAS No. 157 on our financial statements was immaterial.
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis during the quarter ended March 31, 2008 and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

	Fair Value Measurements at March 31, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	($ in millions)
Money market funds	$470.0	$470.0	$—	$—
Hedging contracts	3.5	—	—	3.5

Total	$473.5	$470.0	$—	$3.5

Fair Value Measurements at March 31, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
($ in millions)
Hedging contracts	($27.2)	$—	$—	($27.2)

Total	($27.2)	$—	$—	($27.2)

     The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2008.

Hedging
Contracts, net
($ in millions)
Balance as of January 1, 2008	($16.8)
Total gains or losses (realized or unrealized)
Included in earnings	0.3
Included in other comprehensive income	(11.5)
Purchases, issuances and settlements	4.3
Transfers in and out of Level 3	—

Balance as of March 31, 2008	($23.7)

The amount of total (gains)/losses for the period included in earnings attributable to the change in unrealized (gains)/ losses relating to derivatives still held at March 31, 2008	$0.3

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement became effective for us on January 1, 2008. We did not elect the fair value option for any of our existing financial instruments other than those mandated by other FASB standards and accordingly the impact of the adoption of SFAS No. 159 on our financial statements was immaterial. We have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

Note 10 — Subsequent Event
     On April 30, 2008 we announced that we had entered into a definitive merger agreement to acquire Bois d’Arc Energy, Inc. (“Bois d’Arc”). Under the terms of the merger agreement, Bois d’Arc stockholders will receive $13.65 in cash and 0.165 shares of Stone common stock for each share of Bois d’Arc common stock. The transaction is subject to stockholder approval of both companies, regulatory approvals, and other customary conditions.
     Stone expects to fund the transaction utilizing existing cash on its balance sheet, approximately $500 million to $600 million of borrowings from a proposed amended and restated $700 million credit facility, and the issuance of approximately 11.3 million shares of Stone common stock. The companies anticipate completing the transaction in the third quarter of 2008. Post closing, it is anticipated that the Stone stockholders will own approximately 72% of the combined company, and the Bois d’Arc stockholders will own approximately 28% of the combined company.
Note 11 — Commitments and Contingencies
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
     Stone has received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement regarding the revision of Stone’s proved reserves. Stone cooperated fully with this inquiry. Stone has not received any further inquiries from the Philadelphia Exchange since the original request for information.
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
     On October 1, 2007, the Federal Court issued an Order directing that judgment on the Motions to Dismiss be entered in accordance with the recommendations of the Report. On October 23, 2007, Stone and the individual defendants filed a motion seeking permission to appeal the denial of the Motions to Dismiss to the Fifth Circuit Court of Appeals, which motion was denied. The discovery process is now underway. The parties have exchanged initial disclosures, document requests and interrogatories and have begun producing documents. Lead Plaintiff will have until May 12, 2008 to file a motion to certify the Securities Action as a class action under Rule 23 of the Federal Rules of Civil Procedure (“Class Certification Motion”). A schedule for the Company’s opposition to and a hearing on the Class Certification Motion will be set by the Federal Court. The parties have also agreed to a Joint Plan of Work and Proposed Scheduling Order, which provides deadlines for additional pre-trial proceedings, including discovery, expert reports, and dispositive motions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of March 31, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stone Energy Corporation as of December 31, 2007, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity and comprehensive income for the year then ended (not presented herein) and in our report dated February 25, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
New Orleans, Louisiana
May 6, 2008

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
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this Form 10-Q should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     On June 29, 2007, we completed the sale of substantially all of our Rocky Mountain Region properties and related assets to Newfield Exploration Company in two separate transactions for a total cash consideration of $582 million. At December 31, 2006, the estimated proved reserves associated with these assets totaled 182.4 billion cubic feet of gas equivalent (Bcfe), which represented 31% of our estimated proved oil and natural gas reserves. The divested properties included our interests in the Pinedale Anticline, the Jonah field, the Williston Basin, the Scott field and several smaller producing areas. The sale also included net undeveloped acreage of approximately 550,000 acres. We maintained a 35% proportional working interest in several undeveloped plays in the Rocky Mountain Region totaling approximately 60,000 acres.
     Pending Merger. On April 30, 2008 we announced that we had entered into a definitive merger agreement to acquire Bois d’Arc Energy, Inc. Under the terms of the merger agreement, Bois d’Arc stockholders will receive $13.65 in cash and 0.165 shares of Stone common stock for each share of Bois d’Arc common stock. The transaction is subject to stockholder approval of both companies, regulatory approvals, and other customary conditions.
     Stone expects to fund the transaction utilizing existing cash on its balance sheet, approximately $500 million to $600 million of borrowings from a proposed amended and restated $700 million credit facility, and the issuance of approximately 11.3 million shares of Stone common stock. The companies anticipate completing the transaction in the third quarter of 2008. Post closing, it is anticipated that the Stone stockholders will own approximately 72% of the combined company, and the Bois d’Arc stockholders will own approximately 28% of the combined company.

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
Known Trends and Uncertainties
     International Operations. Included in unevaluated oil and gas property costs at March 31, 2008 are $30.3 million of capital expenditures related to our properties in Bohai Bay, China. Under full cost accounting, investments in individual countries represent separate cost centers for computation of depreciation, depletion and amortization as well as for full cost ceiling test evaluations. In 2007 this investment was deemed to be impaired in the amount of $8.2 million. Given that this is our sole investment in the Peoples Republic of China, it is possible that future evaluations of this project could result in additional impairment charges to income on our income statement.
Liquidity and Capital Resources
     Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $112.3 million during the three months ended March 31, 2008 compared to $109.7 million generated in the comparable period in 2007. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2008 capital expenditures with cash flow provided by operating activities.
     Net cash flow used in investing activities totaled $75.0 million during the first quarter 2008, which primarily represents our investment in oil and natural gas properties offset by proceeds from the sale of oil and gas properties. Net cash flow used in investing activities totaled $83.7 million during the first quarter of 2007, which primarily represents our investment in oil and gas properties.
     Net cash flow provided by financing activities totaled $4.6 million for the quarter ended March 31, 2008, which primarily represents proceeds from the exercise of stock options and vesting of restricted stock. Net cash flow used in financing activities totaled $19.6 million for the quarter ended March 31, 2007, which primarily represents repayments of borrowings under our bank credit facility net of proceeds from the exercise of stock options and vesting of restricted stock.
     We had working capital at March 31, 2008 of $463.8 million. A substantial portion of this working capital was generated from the sale of our Rocky Mountain Region properties on June 29, 2007. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. “Liquidity” is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities. See "Bank Credit Facility”.
     Capital Expenditures. First quarter 2008 additions to oil and gas property costs of $99.3 million included $21.7 million of acquisition costs, $5.1 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $4.0 million of capitalized interest. These investments were financed by cash flow from operating activities.
     Our 2008 capital expenditures budget (without consideration of the pending merger transaction), which excludes acquisitions, asset retirement costs and capitalized interest and salaries, general and administrative expenses, is approximately $395 million. To the extent that 2008 cash flow from operating activities exceeds our estimated 2008 capital expenditures, we may repurchase shares of common stock or invest in the money markets pending the proposed merger or future acquisitions. If cash flow from operating activities during 2008 is not sufficient to fund estimated 2008 capital expenditures, we believe that our bank credit facility will provide us with adequate liquidity. See “Bank Credit Facility.”
          Bank Credit Facility. At March 31, 2008, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $52.8 million had been issued under the facility. On November 1, 2007, we entered into a $300 million senior secured credit facility, maturing on July 1, 2011, with a syndicated bank group. The new facility has an initial borrowing base of $175 million and replaces the previous $500 million credit facility. As of May 2, 2008, after accounting for the $52.8 million of letters of credit, we had $122.2 million of borrowings available under the new credit facility. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.
          Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million.  The shares may be repurchased from time to time in the open market or through privately negotiated transactions.  The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time.  Through March 31, 2008 no shares had been repurchased under this program.
Results of Operations
          The following table sets forth certain information with respect to our oil and gas operations.

	Three Months Ended
	March 31,
	2008	2007	Variance	% Change
Production:
Oil (MBbls)	1,282	1,652	(370)	(22%)
Natural gas (MMcf)	9,133	11,474	(2,341)	(20%)
Oil and natural gas (MMcfe)	16,825	21,386	(4,561)	(21%)
Revenue data (in thousands) (a):
Oil revenue	$122,707	$93,584	$29,123	31%
Natural gas revenue	80,526	79,749	777	1%

Total oil and natural gas revenue	$203,233	$173,333	$29,900	17%
Average prices (a):
Oil (per Bbl)	$95.72	$56.65	$39.07	69%
Natural gas (per Mcf)	8.82	6.95	1.87	27%
Oil and natural gas (per Mcfe)	12.08	8.11	3.97	49%
Expenses (per Mcfe):
Lease operating expenses	$1.80	$2.39	($0.59)	(25%)
Salaries, general and administrative expenses (b)	0.61	0.39	0.22	56%
DD&A expense on oil and gas properties	3.73	3.64	0.09	2%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
          During the first quarter of 2008, net income totaled $62.2 million, or $2.22 per share, compared to $10.5 million, or $0.38 per share for the first quarter of 2007. All per share amounts are on a diluted basis. The variance in quarterly results was also due to the following components:
          Production. During the first quarter of 2008, total production volumes decreased 21% to 16.8 Bcfe compared to 21.4 Bcfe produced during the first quarter of 2007. Oil production during the first quarter of 2008 totaled approximately 1,282,000 barrels compared to 1,652,000 barrels produced during the first quarter of 2007, while natural gas production totaled 9.1 Bcf during the first quarter of 2008 compared to 11.5 Bcf produced during the first quarter of 2007. Production rates were negatively impacted during the first quarter of 2007 by extended Gulf Coast shut-ins due to Hurricanes Katrina and Rita, amounting to volumes of approximately 1.3 Bcfe (14.4 MMcfe per day). Without the effects of hurricane production deferrals, quarter to quarter total production volumes decreased approximately 5.9 Bcfe. The decrease was primarily the result of the sale of substantially all of our Rocky Mountain Region properties on June 29, 2007 and the divestiture of non-core Gulf of Mexico properties in the first quarter of 2008. Rocky Mountain Region production was 3.7 Bcfe for the quarter ended March 31, 2007.
          Prices. Prices realized during the first quarter of 2008 averaged $95.72 per Bbl of oil and $8.82 per Mcf of natural gas, or 49% higher, on an Mcfe basis, than first quarter 2007 average realized prices of $56.65 per Bbl of oil and $6.95 per Mcf of natural gas. All unit pricing amounts include the cash settlement of effective hedging contracts.
          We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas prices by $0.09 per Mcf in each of the quarters ended March 31, 2008 and 2007. Average realized oil prices were decreased during the quarter ended March 31, 2008 by $4.06 per barrel. During the first quarter of 2007, our effective hedging transactions increased our average realized oil prices by $0.66 per Bbl.

          Income. First quarter 2008 oil and natural gas revenue totaled $203.2 million, compared to first quarter 2007 oil and natural gas revenue of $173.3 million. The increase is attributable to a 49% increase in average realized prices on a gas equivalent basis, partially offset by a 21% decrease in production volumes. Rocky Mountain Region first quarter 2007 oil and natural gas revenue amounted to $25.1 million.
          Interest income totaled $4.9 million during the first quarter of 2008 compared to $0.6 million during the comparable quarter of 2007. The increase in interest income is the result of an increase in our cash balances during the period after the sale of substantially all of our Rocky Mountain Region properties in June 2007.
          Expenses. Lease operating expenses during the first quarter of 2008 totaled $30.3 million compared to $51.1 million for the first quarter of 2007. On a unit of production basis, first quarter 2008 lease operating expenses were $1.80 per Mcfe as compared to $2.39 per Mcfe for the comparable quarter of 2007. The decrease in lease operating expenses in the first quarter of 2008 compared to 2007 was the result of decreased major maintenance activity, the sale of substantially all of our Rocky Mountain Region properties in June 2007, and operational efficiencies. In addition, the first quarter of 2007 included the drilling of a $9.9 million expensed replacement well. Rocky Mountain Region lease operating expenses during the first quarter of 2007 totaled $4.8 million.
          Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the first quarter of 2008 totaled $62.7 million, or $3.73 per Mcfe, compared to $77.8 million, or $3.64 per Mcfe, for the first quarter of 2007.
          Salaries, general and administrative (SG&A) expenses (exclusive of incentive compensation) for the first quarter of 2008 were $10.3 million compared to $8.2 million in the first quarter of 2007. The increase in SG&A is primarily due to additional compensation expense associated with restricted stock issuances and higher legal and consulting fees. First quarter 2007 SG&A expense for the Denver district, which related to the Rocky Mountain Region, was $0.7 million.
          During the first quarter of 2008 and 2007, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Derivative expense for the quarter ended March 31, 2008 and 2007, totaled $0.3 million and $0.5 million, respectively, representing changes in the fair market value of the ineffective portion of the derivatives.
          Interest expense for the first quarter of 2008 totaled $3.9 million, net of $4.0 million of capitalized interest, compared to interest expense of $11.2 million, net of $4.3 million of capitalized interest, during the first quarter of 2007. First quarter 2007 interest expense included interest on our senior floating rate notes issued in June 2006 and interest on our bank credit facility. The senior floating rate notes were redeemed in full in August 2007 and we had no outstanding borrowings under our bank credit facility during the first quarter of 2008.
          Production taxes during the first quarter of 2008 totaled $1.4 million compared to $3.9 million in the first quarter of 2007. The decrease in production taxes resulted from the sale of substantially all of our Rocky Mountain Region properties in June 2007. First quarter 2007 Rocky Mountain Region production taxes totaled $2.7 million.
          We estimate that we have incurred $14.0 million of current federal income tax expense for the first quarter of 2008, all of which is unpaid through March 31, 2008.
Recent Accounting Developments
          Non-controlling Interests & Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 151” and SFAS No. 141(R), “Business Combinations.” These statements are designed to improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. These statements are effective for us beginning on January 1, 2009.
          Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008.
          We have not yet determined whether the implementation of these new standards will have a material effect on our financial statements.

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
          Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 40% — 45% of our estimated 2008 production and 30% — 40% of our estimated 2009 production without consideration of our pending merger transaction. See Item 1. Financial Statements – Note 4 – Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
          Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
          We had long-term debt outstanding of $400 million at March 31, 2008, all of which bears interest at fixed rates. The $400 million of fixed-rate debt is comprised of $200 million of 8 1/4% Senior Subordinated Notes due 2011 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. We had no outstanding borrowings under our bank credit facility, which bears interest at a variable rate, at March 31, 2008.
          Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, there have been no material changes in reported market risk as it relates to interest rates.
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
          Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer believe:
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

Changes in Internal Controls Over Financial Reporting
          There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          Stone has received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement regarding the revision of Stone’s proved reserves. Stone cooperated fully with this inquiry.  Stone has not received any further inquiries from the Philadelphia Exchange since the original request for information.
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
          On October 1, 2007, the Federal Court issued an Order directing that judgment on the Motions to Dismiss be entered in accordance with the recommendations of the Report.   On October 23, 2007, Stone and the individual defendants filed a motion seeking permission to appeal the denial of the Motions to Dismiss to the Fifth Circuit Court of Appeals, which motion was denied. The discovery process is now underway. The parties have exchanged initial disclosures, document requests, and interrogatories and have begun producing documents. Lead Plaintiff will have until May 12, 2008 to file a motion to certify the Securities Action as a class action under Rule 23 of the Federal Rules of Civil Procedure (“Class Certification Motion”). A schedule for the Company’s opposition to and a hearing on the Class Certification Motion will be set by the Federal Court. The parties have also agreed to a Joint Plan of Work and Proposed Scheduling Order, which provides deadlines for additional pre-trial proceedings, including discovery, expert reports, and dispositive motions.
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
Item 1A. Risk Factors
          The following risk factor updates the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2007.
Our debt level and the covenants in the current and any future agreements governing our debt could negatively impact our financial condition, results of operations and business prospects.
          As of May 2, 2008, we had $400 million in outstanding indebtedness. We have a borrowing base under our current bank credit facility of $175 million with availability of an additional $122.2 million of borrowings as of May 2, 2008. In addition, we will incur substantial additional indebtedness if we get stockholder and regulatory approval of our merger with Bois d’Arc Energy. In connection with the Bois d’Arc merger, we expect to amend and restate our current bank credit facility to increase the borrowing base thereunder to $700 million in order to fund a part of the cash portion of the merger consideration. We expect to borrow approximately $500 million to $600 million under the amended and restated bank credit facility for this purpose.

               The terms of the current agreements governing our debt impose, and the terms of our future debt agreements, including the amended and restated credit facility that we will enter into in connection with the Bois d’Arc merger will impose, significant restrictions on our ability to take a number of actions that we may otherwise desire to take, including:
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
               Our level of indebtedness, and the covenants contained in current and future agreements governing our debt, could have important consequences on our operations, including:
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
               We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the agreements governing our debt, it could lead to an event of default and the acceleration of our repayment of outstanding debt. Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions. Our borrowing base under our bank credit facility, which is re-determined periodically, is based on an amount established by the bank group after its evaluation of our proved oil and gas reserve values. Upon a re-determination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to repay a portion of our bank debt.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. Through March 31, 2008 no shares had been repurchased under this program; however, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the first quarter of 2008:

				Total Number of	Maximum Number (or
				Shares (or Units)	Approximate Dollar Value)
	Total Number		Average	Purchased as Part	of Shares (or Units) that
	of Shares (or		Price Paid	of Publicly	May Yet be Purchased
	Units)		per Share	Announced Plans	Under the Plans or
Period	Purchased		(or Unit)	or Programs	Programs
Share Repurchase Program:
January 2008	—		$—	—
February 2008	—		—	—
March 2008	—		—	—

	—		—	—	$100,000,000

Other:
January 2008	7,894	(a)	45.58	—
February 2008	9,894	(a)	41.45	—
March 2008	—		—	—

	17,788		43.28	—	N/A

Total	17,788		$43.28	—

(a)	Amounts include shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Item 6. Exhibits
2.1 –	Agreement and Plan of Merger, by and among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and Bois d’Arc Energy, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.2 –	Stockholder Agreement, by and among Stone Energy Corporation and Comstock Resources, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.3 –	Stockholder Agreement, by and among Stone Energy Corporation and Wayne and Gayle Laufer, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.4 –	Stockholder Agreement, by and among Stone Energy Corporation and Gary Blackie, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.5 –	Participation Agreement, among Stone Energy Corporation, Gary W. Blackie, William E. Holman, and Gregory T. Martin, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.5 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

4.1 –	Amendment No. 4 to Rights Agreement between Stone Energy Corporation and Mellon Investor Services LLC, as rights agent, dated as of April 30, 2008 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

*15.1 –	Letter from Ernst & Young LLP dated May 6, 2008, regarding unaudited interim financial information.

*31.1 –	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2 –	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1 –	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION

Date: May 6, 2008	By:	/s/ J. Kent Pierret

J. Kent Pierret
Senior Vice President,
Chief Accounting Officer and Treasurer
(On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX
2.1	–	Agreement and Plan of Merger, by and among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and Bois d’Arc Energy, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.2	–	Stockholder Agreement, by and among Stone Energy Corporation and Comstock Resources, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.3	–	Stockholder Agreement, by and among Stone Energy Corporation and Wayne and Gayle Laufer, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.4	–	Stockholder Agreement, by and among Stone Energy Corporation and Gary Blackie, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.5	–	Participation Agreement, among Stone Energy Corporation, Gary W. Blackie, William E. Holman, and Gregory T. Martin, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.5 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

4.1	–	Amendment No. 4 to Rights Agreement between Stone Energy Corporation and Mellon Investor Services LLC, as rights agent, dated as of April 30, 2008 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

*15.1	–	Letter from Ernst & Young LLP dated May 6, 2008, regarding unaudited interim financial information.

*31.1	–	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	–	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	–	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.