Form 10-Q
period 2008-06-30
STONE ENERGY CORP
filed 2008-08-07
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐   No ☑
As of August 1, 2008, there were 28,740,328 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$568,117	$475,126
Accounts receivable	192,314	186,853
Fair value of hedging contracts	272	2,163
Deferred tax asset	52,188	9,039
Other current assets	1,044	521

Total current assets	813,935	673,702
Oil and gas properties — United States — full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $2,337,853 and $2,158,327, respectively	1,001,271	1,001,179
Unevaluated	204,985	150,568
Oil and gas properties — China — full cost method of accounting:
Unevaluated, net of accumulated depreciation, depletion and amortization of $18,264 and $8,164, respectively	20,659	29,565
Building and land, net	5,620	5,667
Fixed assets, net	5,097	5,584
Other assets, net	24,530	23,338

Total assets	$2,076,097	$1,889,603

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$143,296	$88,801
Undistributed oil and gas proceeds	42,530	37,743
Fair value of hedging contracts	118,922	18,968
Asset retirement obligations	31,349	44,180
Current income taxes payable	10,500	57,631
Other current liabilities	6,146	13,934

Total current liabilities	352,743	261,257
Long-term debt	400,000	400,000
Deferred taxes	110,461	89,665
Asset retirement obligations	200,249	245,610
Fair value of hedging contracts	34,602	—
Other long-term liabilities	8,129	7,269

Total liabilities	1,106,184	1,003,801

Commitments and contingencies

Common stock	283	278
Treasury stock	(860)	(1,161)
Additional paid-in capital	541,515	515,055
Retained earnings	527,297	382,365
Accumulated other comprehensive loss	(98,322)	(10,735)

Total stockholders’ equity	969,913	885,802

Total liabilities and stockholders’ equity	$2,076,097	$1,889,603

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating revenue:
Oil production	$156,569	$111,173	$279,276	$204,757
Gas production	106,393	88,718	186,919	168,467
Derivative income, net	—	409	—	—

Total operating revenue	262,962	200,300	466,195	373,224

Operating expenses:
Lease operating expenses	34,900	40,510	65,153	91,596
Production taxes	3,503	2,808	4,903	6,672
Depreciation, depletion and amortization	70,831	81,340	134,218	160,179
Write-down of oil and gas properties	10,100	—	10,100	—
Accretion expense	3,853	4,416	8,221	8,832
Salaries, general and administrative expenses	11,278	9,402	21,534	17,635
Incentive compensation expense	882	515	1,900	1,361
Derivative expenses, net	3,353	—	3,612	91

Total operating expenses	138,700	138,991	249,641	286,366

Gain on Rocky Mountain Region properties divestiture	—	55,816	—	55,816

Income from operations	124,262	117,125	216,554	142,674

Other (income) expenses:
Interest expense	3,633	10,284	7,492	21,475
Interest income	(3,432)	(1,036)	(8,346)	(1,609)
Other income, net	(1,313)	(1,933)	(2,354)	(3,235)

Total other (income) expenses	(1,112)	7,315	(3,208)	16,631

Income before taxes	125,374	109,810	219,762	126,043

Provision for income taxes:
Current	33,028	17,500	46,978	17,500
Deferred	9,535	20,327	27,731	26,084

Total income taxes	42,563	37,827	74,709	43,584

Net income	$82,811	$71,983	$145,053	$82,459

Basic earnings per share	$2.95	$2.61	$5.19	$2.99
Diluted earnings per share	$2.91	$2.60	$5.13	$2.98

Average shares outstanding	28,077	27,578	27,948	27,560
Average shares outstanding assuming dilution	28,459	27,706	28,260	27,642
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$145,053	$82,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	134,218	160,179
Write-down of oil and gas properties	10,100	—
Accretion expense	8,221	8,832
Deferred income tax provision	27,731	26,084
Gain on sale of oil and gas properties	—	(55,816)
Settlement of asset retirement obligations	(33,651)	(18,773)
Non-cash stock compensation expense	4,322	2,530
Excess tax benefits	(2,950)	—
Non-cash derivative expense	3,612	91
Other non-cash expenses	470	1,587
Increase (decrease) in current income taxes payable	(47,131)	16,569
Increase in accounts receivable	(4,722)	(13,495)
Increase in other current assets	(543)	(441)
Increase (decrease) in accounts payable	(400)	200
Increase (decrease) in other current liabilities	(3,001)	7,408
Investment in hedging contracts	(1,914)	—
Other	(26)	6

Net cash provided by operating activities	239,389	217,420

Cash flows from investing activities:
Investment in oil and gas properties	(177,955)	(139,845)
Proceeds from sale of oil and gas properties, net of expenses	14,090	571,945
Sale of fixed assets	—	691
Investment in fixed and other assets	(2,503)	(776)

Net cash provided by (used in) investing activities	(166,368)	432,015

Cash flows from financing activities:
Repayments of bank borrowings	—	(172,000)
Excess tax benefits	2,950	—
Net proceeds from exercise of stock options and vesting of restricted stock	17,020	1,336

Net cash provided by (used in) financing activities	19,970	(170,664)

Net increase in cash and cash equivalents	92,991	478,771

Cash and cash equivalents, beginning of period	475,126	58,862

Cash and cash equivalents, end of period	$568,117	$537,633

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Statements
          The condensed consolidated financial statements of Stone Energy Corporation and its subsidiaries as of June 30, 2008 and for the three and six-month periods ended June 30, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six-month periods ended June 30, 2008 are not necessarily indicative of future financial results.
Note 2 — Earnings Per Share
          Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were approximately 382,000 and 128,000 dilutive shares for the three months ended June 30, 2008 and 2007, respectively, and 312,000 and 82,000 dilutive shares for the six months ended June 30, 2008 and 2007, respectively.
          Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 1,072,000 shares in the three months ended June 30, 2007. There were no antidilutive stock options in the three months ended June 30, 2008. Stock options that were considered antidilutive totaled 65,000 and 1,072,000 shares in the six months ended June 30, 2008 and 2007, respectively.
          During the three months ended June 30, 2008 and 2007, approximately 327,000 and 33,000 shares of common stock, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors. For the six months ended June 30, 2008 and 2007, approximately 503,000 and 60,000 shares of common stock, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan.
Note 3 — Acquisitions and Divestitures
Acquisitions
          On April 30, 2008, we announced that we had entered into a definitive merger agreement to acquire Bois d’Arc Energy, Inc. (“Bois d’Arc”). Under the terms of the merger agreement, Bois d’Arc stockholders will receive $13.65 in cash and 0.165 shares of Stone common stock for each share of Bois d’Arc common stock. The transaction is subject to stockholder approval of both companies and other customary conditions. On July 18, 2008, a purported Bois d’Arc stockholder, on behalf of a putative class of Bois d’Arc stockholders, filed a lawsuit seeking to enjoin the named defendants from proceeding with the proposed merger (see Note 10 — Commitments and Contingencies).
          We expect to fund the transaction utilizing existing cash on our balance sheet, approximately $400 million to $600 million of borrowings from a proposed amended and restated $700 million credit facility, and the issuance of approximately 11.3 million shares of Stone common stock. The companies anticipate completing the transaction in the third quarter of 2008. Post closing, it is anticipated that the Stone stockholders will own approximately 72% of the combined company, and the Bois d’Arc stockholders will own approximately 28% of the combined company.
          Included in other assets at June 30, 2008 are $1.9 million of direct merger costs. Such costs will be included as consideration paid for Bois d’Arc’s net assets assuming the merger is consummated. In the event that the merger is not consummated, these costs will be recognized as a charge to earnings in the period such determination is made.
Divestitures
          During 2008, we completed the divesture of a small package of Gulf of Mexico properties which totaled 17.4 billion cubic feet of natural gas equivalent (Bcfe) of reserves at December 31, 2007 for a cash consideration of approximately $14.1 million after closing adjustments. The properties that were sold had estimated asset retirement obligations of $32.7 million. These properties were mature, high cost properties with minimal exploitation or exploration opportunities. The sale of these oil and gas properties was accounted for as an adjustment of capitalized costs with no gain or loss recognized.
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
          The following tables illustrate our hedging positions for calendar years 2008 and 2009:

	Zero-Premium Collars
	Natural Gas				Oil
	Daily
	Volume		Floor	Ceiling	Daily Volume	Floor	Ceiling
	(MMBtus/d)		Price	Price	(Bbls/d)	Price	Price
2008	30,000	*	$8.00	$14.05	3,000	$60.00	$90.20
2008	20,000	**	7.50	11.35	2,000	65.00	81.00
2008	20,000	***	9.00	17.90	3,000	70.00	110.25
2008	20,000	***	9.00	18.45
2009	20,000		8.00	14.30	3,000	80.00	135.00
2009	20,000		9.00	14.63

*	January — March

**	April — December

***	July — December

Fixed-Price Swaps
	Natural Gas		Oil
Daily
	Volume	Swap	Daily Volume	Swap
	(MMBtus/d)	Price	(Bbls/d)	Price
2009	20,000	$10.15	2,000	$107.90

	Put Contracts
	Natural Gas
	Daily
	Volume		Floor	Unamortized
	(MMBtus/d)		Price	Cost
2008	20,000	*	$10.00	$0.52/MMBtu

*	July — December
          Effective hedging transactions reduced our natural gas revenue by $0.3 million and reduced oil revenue by $20.8 million during the three months ended June 30, 2008. During the three months ended June 30, 2007, effective hedging transactions increased our natural gas revenue by $37,000 and had no impact on oil revenue. During the six months ended June 30, 2008, we realized a net increase of $0.5 million in natural gas revenue and a net decrease of $26.0 million in oil revenue related to our effective hedging transactions. We realized a net increase of $1.1 million in natural gas revenue and a net increase of $1.1 million in oil revenue related to our effective hedging transactions during the six months ended June 30, 2007.
          During the six months ended June 30, 2008 and 2007, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Derivative income (expense) for the three months ended June 30, 2008 and 2007 totaled ($3.4) million and $0.4 million, respectively, representing changes in the fair market value of the ineffective portion of the derivatives. Derivative income (expense) for the six months ended June 30, 2008 and 2007 totaled ($3.6) million and ($0.1) million, respectively, representing changes in the fair market value of the ineffective portion of the derivatives.

Note 5 — Long-Term Debt
          Long-term debt consisted of the following at:

	June 30,	December 31,
	2008	2007
	($ in millions)
8 1/4% Senior Subordinated Notes due 2011	$200.0	$200.0
6 3/4% Senior Subordinated Notes due 2014	200.0	200.0

Total long-term debt	$400.0	$400.0

          At June 30, 2008, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $46.1 million had been issued pursuant to the facility. On November 1, 2007, we entered into a new $300 million senior secured credit facility, maturing July 1, 2011, with a syndicated bank group. The new facility has an initial borrowing base of $175 million and replaces the previous $500 million credit facility. As of August 1, 2008, after accounting for the $46.1 million of letters of credit, we had $128.9 million of borrowings available under the new credit facility. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves. Under the financial covenants of our new credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1.0 and (ii) maintain a ratio of EBITDA to consolidated Net Interest, as defined in the credit agreement, for the preceding four quarterly periods of not less than 3.0 to 1.0. In addition, the new credit facility places certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases.
Note 6 — Comprehensive Income
          The following table illustrates the components of comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in millions)
Net income	$82.8	$72.0	$145.1	$82.5
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	(83.3)	4.8	(87.6)	(4.6)

Comprehensive income (loss)	($0.5)	$76.8	$57.5	$77.9

Note 7 — Asset Retirement Obligations
          During the second quarter of 2008 and 2007, we recognized non-cash expenses of $3.9 million and $4.4 million, respectively, related to the accretion of our asset retirement obligations. For the six-month periods ended June 30, 2008 and 2007, we recognized accretion expense of $8.2 million and $8.8 million, respectively.
          The change in our asset retirement obligations during the six months ended June 30, 2008 is set forth below:

Six Months
Ended
June 30, 2008
($ in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$289.8
Liabilities incurred	—
Liabilities settled	(33.7)
Divestment of properties	(32.7)
Accretion expense	8.2
Revision of estimates	—

Asset retirement obligations as of the end of the period, including current portion	$231.6

Note 8 — International Operations
          During 2006, we entered into an agreement to participate in the drilling of exploratory wells on two offshore concessions in Bohai Bay, China. After the drilling of three wells, it has been determined that additional drilling will be necessary to evaluate the commercial viability of this project. During the fourth quarter of 2007, our investment was deemed to be impaired in the amount of $8.2 million. During the second quarter of 2008, our investment was deemed to be impaired in the amount of $10.1 million. Included in unevaluated oil and gas property costs at June 30, 2008 are $20.7 million of capital expenditures related to our properties in Bohai Bay, China.
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
          The following tables present our assets and liabilities that are measured at fair value on a recurring basis during the six months ended June 30, 2008 and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

	Fair Value Measurements at June 30, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	($ in millions)
Money market funds	$498.3	$498.3	$—	$—
Hedging contracts	0.3	—	—	0.3

Total	$498.6	$498.3	$—	$0.3

Fair Value Measurements at June 30, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
($ in millions)
Hedging contracts	$(153.5)	$—	$—	$(153.5)

Total	$(153.5)	$—	$—	$(153.5)

     The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2008.

Hedging
Contracts, net
($ in millions)
Balance as of January 1, 2008	$(16.8)
Total gains/(losses) (realized or unrealized):
Included in earnings	(3.6)
Included in other comprehensive income	(160.2)
Purchases, issuances and settlements	27.4
Transfers in and out of Level 3	—

Balance as of June 30, 2008	$(153.2)

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/ (losses) relating to derivatives still held at June 30, 2008	$(3.6)

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

Note 10 — Commitments and Contingencies
          In June 2008, we approved a commitment to purchase $46 million of long-lead items, mainly tubular goods, to allow for the efficient execution of our drilling program in late 2008 and early 2009.
          On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise tax year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise tax years 1999, 2000 and 2001. Further, on December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. Also, on January 2, 2008, Stone was served with a petition (civil action number 2007-6754) claiming $1.5 million of additional franchise taxes due for the 2004 franchise tax year, plus accrued interest of $800,000 calculated through November 30, 2007. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2005, 2006 and 2007 remain subject to examination.
          In 2005, Stone received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement regarding the revision of Stone’s proved reserves. Stone cooperated fully with this inquiry. Stone has not received any further inquiries from the Philadelphia Exchange since the original request for information.
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
          On October 1, 2007, the Federal Court issued an Order directing that judgment on the Motions to Dismiss be entered in accordance with the recommendations of the Report. On October 23, 2007, Stone and the individual defendants filed a motion seeking permission to appeal the denial of the Motions to Dismiss to the Fifth Circuit Court of Appeals, which motion was denied. The discovery process is now underway. The parties have exchanged initial disclosures, document requests, and interrogatories and have begun producing documents. On or about May 12, 2008, Lead Plaintiff filed a motion to certify the Securities Action as a class action under Rule 23 of the Federal Rules of Civil Procedure (“Class Certification Motion”). Defendants filed their opposition to the Class Certification Motion on June 27, 2008. Defendants also filed a Motion for Judgment on the Pleadings and a related Motion to Amend Answer to the Consolidated Class Action Complaint on or about June 11, 2008. The Court has not yet ruled on any of these three motions. The Federal Court has entered the parties’ agreed Joint Plan of Work and Proposed Scheduling Order, which provides deadlines for additional pre-trial proceedings, including discovery, expert reports, and dispositive motions. The Federal Court has set trial to begin in the Securities Action on September 21, 2009.
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
          On March 30, 2006, the Federal Court entered an order naming Robert Farer, Priscilla Fisk and Joint Pension Fund, Local No. 164, I.B.E.W. as co-lead plaintiffs in the Federal Court derivative action and directed the lead plaintiffs to file a consolidated amended complaint within forty-five days. On April 22, 2006, the complaint in the State Court derivative action was amended to also assert claims on behalf of a purported class of shareholders of Stone. In addition to the above mentioned claims, the amended State Court derivative action complaint purported to allege breaches of fiduciary duty by the director defendants in connection with the then proposed merger transaction with Plains Exploration and Production Company (“Plains”) and seeks an order enjoining the director defendants from entering into the then proposed transaction with Plains. On May 15, 2006, the first consolidated complaint in the Federal Court derivative action was filed; it contained a similar injunctive claim. On September 15, 2006, co-lead plaintiffs’ in the Federal Court derivative action further amended their complaint to seek an order enjoining Stone’s proposed merger with Energy Partners, Ltd. (“EPL”) based on substantially the same grounds previously asserted regarding the prior proposed transaction with Plains. On October 2, 2006, each of the defendants in the Federal Court derivative action filed or joined in motions seeking dismissal of all or part of that action. Those motions were denied without prejudice on November 30, 2006 when the Federal Court granted the co-lead plaintiffs leave to file a third amended complaint. Following the filing of the third amended complaint in the Federal Court derivative action, defendants filed motions seeking to have that action either dismissed or stayed until resolution of the pending motion to dismiss the Securities Action before the Federal Court. On December 21, 2006, the Federal Court stayed the Federal Court derivative action at least until resolution of the then-pending motion to dismiss the Securities Action after which time a hearing was to be conducted by the Federal Court to determine the propriety of maintaining that stay. As of the date hereof, the Federal Court has yet to consider any potential modification of the stay.
          On July 18, 2008, each of Stone, Stone Energy Offshore, L.L.C. (Merger Sub), Bois d’Arc Energy, Inc. (Bois d’Arc) and Comstock Resources (Comstock) was served with a summons and complaint in which Bois d’Arc, its directors and certain of its officers, as well as Comstock, Stone and Merger Sub, have been named as defendants in a putative class action lawsuit seeking certification in the District Court of Clark County, Nevada, entitled Packard v. Allison, et al., Case No. A567393. This lawsuit was brought by Gail Packard, a purported Bois d’Arc stockholder, on behalf of a putative class of Bois d’Arc stockholders and, among other things, seeks to enjoin the named defendants from proceeding with the proposed merger, seeks to have the merger agreement rescinded, and seeks an award of monetary damages. Plaintiff asserts that the decisions by Bois d’Arc’s directors and Comstock to approve the proposed merger constituted breaches of their respective fiduciary duties because, Ms. Packard alleges, they did not engage in a fair process to ensure the highest possible purchase price for Bois d’Arc’s stockholders, did not properly value Bois d’Arc, failed to disclose material facts regarding the proposed merger, and did not protect against conflicts of interest arising from the participation agreement to be entered into between Stone and former executives of Bois d’Arc, parachute gross-up payments, and the change in control and severance arrangements. Ms. Packard also contends that Stone and Merger Sub aided and abetted the alleged breaches of fiduciary duty by Bois d’Arc’s officers and directors. Stone and Merger Sub intend to defend the lawsuit vigorously, and have been advised by the other defendants of their intention to do the same.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of June 30, 2008, and the related condensed consolidated statement of operations for the three and six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
August 5, 2008

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
          Pending Merger. On April 30, 2008, we announced that we had entered into a definitive merger agreement to acquire Bois d’Arc Energy, Inc. Under the terms of the merger agreement, Bois d’Arc stockholders will receive $13.65 in cash and 0.165 shares of Stone common stock for each share of Bois d’Arc common stock. The transaction is subject to stockholder approval of both companies and other customary conditions.
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
Known Trends and Uncertainties
          International Operations. Included in unevaluated oil and gas property costs at June 30, 2008 are $20.7 million of capital expenditures related to our properties in Bohai Bay, China. Under full cost accounting, investments in individual countries represent separate cost centers for computation of depreciation, depletion and amortization as well as for full cost ceiling test evaluations. During the fourth quarter of 2007, this investment was deemed to be impaired in the amount of $8.2 million. During the second quarter of 2008, this investment was deemed to be impaired in the amount of $10.1 million. This is our sole investment in the Peoples Republic of China. It is possible that future evaluations of this project could result in additional impairment charges to income on our income statement.
Liquidity and Capital Resources
          Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $239.4 million during the six months ended June 30, 2008 compared to $217.4 million in the comparable period in 2007. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2008 capital expenditures (without consideration of the pending merger) with cash flow provided by operating activities.
          Net cash flow used in investing activities totaled $166.4 million during the six months ended June 30, 2008, which primarily represents our investment in oil and natural gas properties offset by proceeds from the sale of oil and gas properties. Net cash flow provided by investing activities totaled $432.0 million during the first half of 2007, which primarily represents proceeds received from the sale of substantially all of our Rocky Mountain Region properties offset by our investment in oil and gas properties.
          Net cash flow provided by financing activities totaled $20.0 million for the six months ended June 30, 2008, which primarily represents proceeds from the exercise of stock options and vesting of restricted stock. Net cash flow used in financing activities totaled $170.7 million for the six months ended June 30, 2007, which primarily represents repayments of borrowings under our bank credit facility.
          We had working capital at June 30, 2008 of $461.2 million. A substantial portion of this working capital was generated from the sale of our Rocky Mountain Region properties on June 29, 2007. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. “Liquidity” is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities. See “Bank Credit Facility”.
          Capital Expenditures. Second quarter 2008 additions to oil and gas property costs of $135.9 million included $18.0 million of lease acquisition costs, $4.8 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $4.7 million of capitalized interest. Year-to-date 2008 additions to oil and gas property costs of $235.2 million included $39.7 million of lease acquisition costs, $9.9 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $8.7 million of capitalized interest. These investments were financed by cash flow from operating activities.
          Our 2008 capital expenditures budget (without consideration of the pending merger), which excludes acquisitions, asset retirement costs and capitalized interest and salaries, general and administrative expenses, is approximately $395 million. To the extent that 2008 cash flow from operating activities exceeds our estimated 2008 capital expenditures, we may repurchase shares of common stock or invest in the money markets pending the completion of the pending merger or future acquisitions. If cash flow from operating activities during 2008 is not sufficient to fund estimated 2008 capital expenditures, we believe that our bank credit facility will provide us with adequate liquidity. See “Bank Credit Facility.”
          Bank Credit Facility. At June 30, 2008, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $46.1 million had been issued under the facility. On November 1, 2007, we entered into a $300 million senior secured credit facility, maturing on July 1, 2011, with a syndicated bank group. The new facility has an initial borrowing base of $175 million and replaces the previous $500 million credit facility. As of August 1, 2008, after accounting for the $46.1 million of letters of credit, we had $128.9 million of borrowings available under the new credit facility. The borrowing base under the credit facility is re-determined periodically based on the bank group’s evaluation of our proved oil and gas reserves.

          On April 29, 2008, we entered into a commitment letter with Bank of America, N.A. and Banc of America Securities LLC with respect to the financing of the proposed merger with Bois d’Arc and the related transactions. The commitment letter provides for a commitment of an aggregate of up to $700 million in financing under a three-year amended and restated revolving credit facility. We expect to finance the cash portion of the merger consideration, which is approximately $936 million (based on the number of outstanding shares of Bois d’Arc common stock on July 11, 2008), with cash on hand and approximately $400 million to $600 million in borrowings under the amended and restated credit facility. We expect also to use the credit facility to pay for estimated direct merger costs, to repay and retire certain indebtedness of Bois d’Arc, and for working capital purposes. The commitment letter expires December 31, 2008 and is subject to customary closing conditions.
          Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through June 30, 2008, no shares had been repurchased under this program.
Contractual Obligations and Other Commitments
          In June 2008, we approved a commitment to purchase $46 million of long-lead items, mainly tubular goods, to allow for the efficient execution of our drilling program in late 2008 and early 2009.
Results of Operations
          The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	June 30,
	2008	2007	Variance	% Change
Production:
Oil (MBbls)	1,422	1,726	(304)	(18%)
Natural gas (MMcf)	9,284	11,834	(2,550)	(22%)
Oil and natural gas (MMcfe)	17,816	22,190	(4,374)	(20%)
Revenue data (in thousands) (a):
Oil revenue	$156,569	$111,173	$45,396	41%
Natural gas revenue	106,393	88,718	17,675	20%

Total oil and natural gas revenue	$262,962	$199,891	$63,071	32%
Average prices (a):
Oil (per Bbl)	$110.10	$64.41	$45.69	71%
Natural gas (per Mcf)	11.46	7.50	3.96	53%
Oil and natural gas (per Mcfe)	14.76	9.01	5.75	64%
Expenses (per Mcfe):
Lease operating expenses	$1.96	$1.83	$0.13	7%
Salaries, general and administrative expenses (b)	0.63	0.42	0.21	50%
DD & A expense on oil and gas properties	3.94	3.62	0.32	9%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.

	Six Months Ended
	June 30,
	2008	2007	Variance	% change
Production:
Oil (MBbls)	2,704	3,377	(673)	(20%)
Natural gas (MMcf)	18,417	23,308	(4,891)	(21%)
Oil and natural gas (MMcfe)	34,641	43,570	(8,929)	(20%)
Revenue data (in thousands) (a):
Oil revenue	$279,276	$204,757	74,519	36%
Natural gas revenue	186,919	168,467	18,452	11%

Total oil and natural gas revenue	$466,195	$373,224	$92,971	25%
Average prices (a):
Oil (per Bbl)	$103.28	$60.63	$42.65	70%
Natural gas (per Mcf)	10.15	7.23	2.92	40%
Oil and natural gas (per Mcfe)	13.46	8.57	4.89	57%
Expenses (per Mcfe):
Lease operating expenses	$1.88	$2.10	$(0.22)	(10%)
Salaries, general and administrative expenses (b)	0.62	0.40	0.22	55%
DD&A expense on oil and gas properties	3.84	3.63	0.21	6%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
          During the second quarter of 2008, net income totaled $82.8 million, or $2.91 per share, compared to $72.0 million, or $2.60 per share for the second quarter of 2007. For the six months ended June 30, 2008, net income totaled $145.1 million, or $5.13 per share, compared to $82.5 million, or $2.98 per share, during the comparable 2007 period. All per share amounts are on a diluted basis.
          We follow the full cost method of accounting for oil and gas properties. During the second quarter of 2008, we recognized a ceiling test write-down of our oil and gas properties in China totaling $10.1 million ($6.8 million after taxes). The write-down did not impact our cash flow from operations but did reduce net income and stockholders’ equity.
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
          The variance in the three and six-month periods’ results was also due to the following components:
          Production. During the second quarter of 2008, total production volumes decreased 20% to 17.8 Bcfe compared to 22.2 Bcfe produced during the second quarter of 2007. Oil production during the second quarter of 2008 totaled approximately 1,422,000 barrels compared to 1,726,000 barrels produced during the second quarter of 2007, while natural gas production totaled 9.3 Bcf during the second quarter of 2008 compared to 11.8 Bcf produced during the second quarter of 2007. Year-to-date 2008 production totaled 2,704,000 barrels of oil and 18.4 Bcf of natural gas compared to 3,377,000 barrels of oil and 23.3 Bcf of natural gas produced during the comparable 2007 period.
          Production rates were negatively impacted during the second quarter of 2007 by extended Gulf Coast shut-ins due to Hurricanes Katrina and Rita, amounting to volumes of approximately 0.9 Bcfe (10 MMcfe per day). Without the effects of hurricane production deferrals, production volumes decreased approximately 5.3 Bcfe for the second quarter of 2008 compared to the comparable 2007 period. Production deferrals due to hurricanes for the six months ended June 30, 2007 amounted to 2.2 Bcfe (12 MMcfe per day). Without the effect of production deferrals, year-to-date 2008 production volumes decreased approximately 11.2 Bcfe from year-to-date 2007 production volumes. The decrease was primarily the result of the sale of substantially all of our Rocky Mountain Region properties on June 29, 2007 and the divestiture of non-core Gulf of Mexico properties in the first quarter of 2008. Rocky Mountain Region production was 3.0 Bcfe for the quarter ended June 30, 2007 and 6.6 Bcfe for the six months ended June 30, 2007.
          Prices. Prices realized during the second quarter of 2008 averaged $110.10 per Bbl of oil and $11.46 per Mcf of natural gas, or 64% higher, on an Mcfe basis, than second quarter 2007 average realized prices of $64.41 per Bbl of oil and $7.50 per Mcf of natural gas. Average realized prices during the first half of 2008 were $103.28 per Bbl of oil and $10.15 per Mcf of natural gas compared to $60.63 per Bbl of oil and $7.23 per Mcf of natural gas realized during the first half of 2007. All unit pricing amounts include the cash settlement of effective hedging contracts.

          We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions decreased our average realized natural gas price by $0.03 per Mcf and decreased our average realized oil price by $14.63 per Bbl in the second quarter of 2008. During the second quarter of 2007, our effective hedging transactions did not have an impact on average realized oil or natural gas prices. Effective hedging transactions for the first half of 2008 increased our average realized natural gas price by $0.03 per Mcf and decreased our average realized oil price by $9.62 per Bbl. Natural gas prices realized during the first half of 2007 were increased by $0.05 per Mcf and oil prices were increased by $0.32 per Bbl as a result of effective hedging transactions.
          Income. Second quarter 2008 oil and natural gas revenue totaled $263.0 million, compared to second quarter 2007 oil and natural gas revenue of $199.9 million. The increase is attributable to a 64% increase in average realized prices on a gas equivalent basis, partially offset by a 20% decline in production volumes. Year-to-date 2008 oil and natural gas revenue totaled $466.2 million compared to $373.2 million during the comparable 2007 period. The increase was due to a 57% increase in average realized prices on a gas equivalent basis, partially offset by a 20% decline in production volumes. We sold substantially all of our Rocky Mountain Region properties on June 29, 2007. Rocky Mountain Region oil and natural gas revenue amounted to $21.8 million for the second quarter of 2007 and $46.9 million for the six months ended June 30, 2007.
          Interest income totaled $3.4 million during the second quarter of 2008 compared to $1.0 million during the comparable quarter of 2007 and $8.3 million during the six months ended June 30, 2008 compared to $1.6 million during the comparable 2007 period. The increase in interest income is the result of an increase in our cash balances during the 2008 periods after the sale of substantially all of our Rocky Mountain Region properties in June 2007.
          Expenses. Lease operating expenses during the second quarter of 2008 totaled $34.9 million compared to $40.5 million for the second quarter of 2007. For the first six months of 2008 and 2007, lease operating expenses totaled $65.2 million and $91.6 million, respectively. On a unit of production basis, year-to-date 2008 lease operating expenses were $1.88 per Mcfe as compared to $2.10 per Mcfe for the comparable period of 2007. The decrease in lease operating expenses in the six months ended June 30, 2008 compared to the comparable period of 2007 was the result of decreased major maintenance activity, the sale of substantially all of our Rocky Mountain Region properties in late June 2007, and operational efficiencies. Rocky Mountain Region lease operating expenses totaled $3.7 million during the quarter ended June 30, 2007 and $8.5 million during the six months ended June 30, 2007.
          Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the second quarter of 2008 totaled $70.2 million, or $3.94 per Mcfe, compared to $80.4 million, or $3.62 per Mcfe, for the second quarter of 2007. For the six months ended June 30, 2008 and 2007, DD&A expense totaled $132.9 million and $158.2 million, respectively.
          Salaries, general and administrative (SG&A) expenses (exclusive of incentive compensation) for the second quarter of 2008 were $11.3 million compared to $9.4 million in the second quarter of 2007. For the six months ended June 30, 2008 and 2007, SG&A totaled $21.5 million and $17.6 million, respectively. The increase in SG&A is primarily due to additional compensation expense associated with restricted stock issuances and higher legal fees. Second quarter 2007 SG&A included severance and retention payments of $2.1 million made to employees in our Denver District which was discontinued following the sale of substantially all of our Rocky Mountain Region properties in June 2007. Second quarter 2007 SG&A expense for the Denver District was $2.9 million. For the six months ended June 30, 2007, Denver District SG&A expense totaled $3.8 million.
          During the year-to-date periods ended June 30, 2008 and 2007, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Derivative income (expense) for the quarters ended June 30, 2008 and 2007, totaled ($3.4) million and $0.4 million, respectively, representing changes in the fair market value of the ineffective portion of the derivatives. Derivative income (expense) for the six months ended June 30, 2008 and 2007, totaled ($3.6) million and ($0.1) million, respectively, representing changes in the fair market value of the ineffective portion of the derivatives.
          Interest expense for the second quarter of 2008 totaled $3.6 million, net of $4.7 million of capitalized interest, compared to interest expense of $10.3 million, net of $5.0 million of capitalized interest, during the second quarter of 2007. For the six months ended June 30, 2008, interest expense totaled $7.5 million, net of capitalized interest of $8.7 million, compared to interest expense of $21.5 million, net of capitalized interest of $9.4 million for the six months ended June 30, 2007. Interest expense for the first half of 2007 included interest on our senior floating rate notes and interest on our bank credit facility. The senior floating rate notes were redeemed in full in August 2007 and we had no outstanding borrowings under our bank credit facility during the first half of 2008.
          Production taxes during the second quarter of 2008 totaled $3.5 million compared to $2.8 million in the second quarter of 2007. For the six months ended June 30, 2008 and 2007, production taxes totaled $4.9 million and $6.7 million, respectively. The increase in second quarter 2008 production taxes was the result of an ad valorem tax adjustment related to our Rocky Mountain Region properties for periods prior to their sale. The overall decrease in production taxes for the six months ended June 30, 2008 resulted from the sale of substantially all of our Rocky Mountain Region properties in June 2007. Rocky Mountain Region production taxes totaled $1.2 million for the quarter ended June 30, 2007 and $3.9 million for the six months ended June 30, 2007.

          We estimate that we have incurred $47.0 million of current federal income tax expense for the six months ended June 30, 2008, $10.5 of which is unpaid through June 30, 2008.
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
          Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008.
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
          Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 45% — 50% of our estimated 2008 production and 40% — 50% of our estimated 2009 production without consideration of our pending merger. See Item 1. Financial Statements — Note 4 — Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
          Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
          We had long-term debt outstanding of $400 million at June 30, 2008, all of which bears interest at fixed rates. The $400 million of fixed-rate debt is comprised of $200 million of 8 1/4% Senior Subordinated Notes due 2011 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. We had no outstanding borrowings under our bank credit facility, which bears interest at a variable rate, at June 30, 2008.
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
          Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended June 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer believe:
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
Changes in Internal Controls Over Financial Reporting
          There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise tax year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise tax years 1999, 2000 and 2001. Further, on December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. Also, on January 2, 2008, Stone was served with a petition (civil action number 2007-6754) claiming $1.5 million of additional franchise taxes due for the 2004 franchise tax year, plus accrued interest of $800,000 calculated through November 30, 2007. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2005, 2006 and 2007 remain subject to examination.
          In 2005, Stone received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement regarding the revision of Stone’s proved reserves. Stone cooperated fully with this inquiry. Stone has not received any further inquiries from the Philadelphia Exchange since the original request for information.
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
          On October 1, 2007, the Federal Court issued an Order directing that judgment on the Motions to Dismiss be entered in accordance with the recommendations of the Report. On October 23, 2007, Stone and the individual defendants filed a motion seeking permission to appeal the denial of the Motions to Dismiss to the Fifth Circuit Court of Appeals, which motion was denied. The discovery process is now underway. The parties have exchanged initial disclosures, document requests, and interrogatories and have begun producing documents. On or about May 12, 2008, Lead Plaintiff filed a motion to certify the Securities Action as a class action under Rule 23 of the Federal Rules of Civil Procedure (“Class Certification Motion”). Defendants filed their opposition to the Class Certification Motion on June 27, 2008. Defendants also filed a Motion for Judgment on the Pleadings and a related Motion to Amend Answer to the Consolidated Class Action Complaint on or about June 11, 2008. The Court has not yet ruled on any of these three motions. The Federal Court has entered the parties’ agreed Joint Plan of Work and Proposed Scheduling Order, which provides deadlines for additional pre-trial proceedings, including discovery, expert reports, and dispositive motions. The Federal Court has set trial to begin in the Securities Action on September 21, 2009.
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
          On March 30, 2006, the Federal Court entered an order naming Robert Farer, Priscilla Fisk and Joint Pension Fund, Local No. 164, I.B.E.W. as co-lead plaintiffs in the Federal Court derivative action and directed the lead plaintiffs to file a consolidated amended complaint within forty-five days. On April 22, 2006, the complaint in the State Court derivative action was amended to also assert claims on behalf of a purported class of shareholders of Stone. In addition to the above mentioned claims, the amended State Court derivative action complaint purported to allege breaches of fiduciary duty by the director defendants in connection with the then proposed merger transaction with Plains Exploration and Production Company (“Plains”) and seeks an order enjoining the director defendants from entering into the then proposed transaction with Plains. On May 15, 2006, the first consolidated complaint in the Federal Court derivative action was filed; it contained a similar injunctive claim. On September 15, 2006, co-lead plaintiffs’ in the Federal Court derivative action further amended their complaint to seek an order enjoining Stone’s proposed merger with Energy Partners, Ltd. (“EPL”) based on substantially the same grounds previously asserted regarding the prior proposed transaction with Plains. On October 2, 2006, each of the defendants in the Federal Court derivative action filed or joined in motions seeking dismissal of all or part of that action. Those motions were denied without prejudice on November 30, 2006 when the Federal Court granted the co-lead plaintiffs leave to file a third amended complaint. Following the filing of the third amended complaint in the Federal Court derivative action, defendants filed motions seeking to have that action either dismissed or stayed until resolution of the pending motion to dismiss the Securities Action before the Federal Court. On December 21, 2006, the Federal Court stayed the Federal Court derivative action at least until resolution of the then-pending motion to dismiss the Securities Action after which time a hearing was to be conducted by the Federal Court to determine the propriety of maintaining that stay. As of the date hereof, the Federal Court has yet to consider any potential modification of the stay.
          On July 18, 2008, each of Stone, Stone Energy Offshore, L.L.C. (Merger Sub), Bois d’Arc Energy, Inc. (Bois d’Arc) and Comstock Resources (Comstock) was served with a summons and complaint in which Bois d’Arc, its directors and certain of its officers, as well as Comstock, Stone and Merger Sub, have been named as defendants in a putative class action lawsuit seeking certification in the District Court of Clark County, Nevada, entitled Packard v. Allison, et al., Case No. A567393. This lawsuit was brought by Gail Packard, a purported Bois d’Arc stockholder, on behalf of a putative class of Bois d’Arc stockholders and, among other things, seeks to enjoin the named defendants from proceeding with the proposed merger, seeks to have the merger agreement rescinded, and seeks an award of monetary damages. Plaintiff asserts that the decisions by Bois d’Arc’s directors and Comstock to approve the proposed merger constituted breaches of their respective fiduciary duties because, Ms. Packard alleges, they did not engage in a fair process to ensure the highest possible purchase price for Bois d’Arc’s stockholders, did not properly value Bois d’Arc, failed to disclose material facts regarding the proposed merger, and did not protect against conflicts of interest arising from the participation agreement to be entered into between Stone and former executives of Bois d’Arc, parachute gross-up payments, and the change in control and severance arrangements. Ms. Packard also contends that Stone and Merger Sub aided and abetted the alleged breaches of fiduciary duty by Bois d’Arc’s officers and directors. Stone and Merger Sub intend to defend the lawsuit vigorously, and have been advised by the other defendants of their intention to do the same.
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
          As of August 1, 2008, we had $400 million in outstanding indebtedness. We have a borrowing base under our current bank credit facility of $175 million with availability of an additional $128.9 million of borrowings as of August 1, 2008. In addition, we will incur substantial additional indebtedness if we get stockholder approval of our merger with Bois d’Arc Energy. In connection with the Bois d’Arc merger, we expect to amend and restate our current bank credit facility to increase the borrowing base thereunder to $700 million in order to fund a part of the cash portion of the merger consideration. We expect to borrow approximately $400 million to $600 million under the amended and restated bank credit facility for this purpose.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. Through June 30, 2008, no shares had been repurchased under this program; however, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the second quarter of 2008:

				Total Number of	Maximum Number (or
				Shares (or Units)	Approximate Dollar Value)
	Total Number		Average	Purchased as Part	of Shares (or Units) that
	of Shares (or		Price Paid	of Publicly	May Yet be Purchased
	Units)		per Share	Announced Plans	Under the Plans or
Period	Purchased		(or Unit)	or Programs	Programs
Share Repurchase Program:
April 2008	—		$—	—
May 2008	—		—	—
June 2008	—		—	—

	—		—	—	$100,000,000

Other:
April 2008	2,967	(a)	53.00	—
May 2008	—		—	—
June 2008	2,605	(a)	67.82	—

	5,572		59.93	—	N/A

Total	5,572		$59.93	—

(a)	Amounts include shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of stockholders held on May 15, 2008, two directors, Robert A. Bernhard and David H. Welch, were elected to serve as directors of the Company until the annual meeting of stockholders in the year 2009. Robert A. Bernhard received the vote of 24,360,916 shares with the vote of 833,940 shares withheld, and David H. Welch received the vote of 23,252,566 shares with the vote of 1,942,290 shares withheld. No other director was standing for election. Donald E. Powell, Kay G. Priestly and David R. Voelker are Class I Directors whose terms expire with the 2009 annual meeting of stockholders. George R. Christmas, B. J. Duplantis, John P. Laborde and Richard A. Pattarozzi are Class II Directors whose terms expire with the 2010 annual meeting of stockholders. A management proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent registered public accountants to the Company for the year 2008 was approved by the stockholders. The vote was 24,051,494 shares for, 29,470 shares against, and 1,113,892 shares abstained. A management proposal to approve amending the Company’s Bylaws to eliminate over a period of two years the classified structure of the Board was also approved by the stockholders. The vote was 24,971,299 shares for, 216,478 shares against, and 7,079 shares abstained.

Item 6. Exhibits

2.1	—	Agreement and Plan of Merger, by and among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and Bois d’Arc Energy, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.2	—	Stockholder Agreement, by and among Stone Energy Corporation and Comstock Resources, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.3	—	Stockholder Agreement, by and among Stone Energy Corporation and Wayne and Gayle Laufer, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.4	—	Stockholder Agreement, by and among Stone Energy Corporation and Gary Blackie, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.5	—	Participation Agreement, among Stone Energy Corporation, Gary W. Blackie, William E. Holman, and Gregory T. Martin, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.5 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

3.1	—	Amended & Restated Bylaws of Stone Energy Corporation dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	—	Amendment No. 4 to Rights Agreement between Stone Energy Corporation and Mellon Investor Services LLC, as rights agent, dated as of April 30, 2008 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

*15.1	—	Letter from Ernst & Young LLP dated August 5, 2008, regarding unaudited interim financial information.

*31.1	—	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	—	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	—	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

99.1	—	Summons and Complaint filed with the District Court of Clark Count, Nevada entitled Packard v. Allison, et al., Case No. A567393 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated July 18, 2008 (File No. 001-12074)).

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
STONE ENERGY CORPORATION

Date: August 5, 2008	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

2.1	—	Agreement and Plan of Merger, by and among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and Bois d’Arc Energy, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.2	—	Stockholder Agreement, by and among Stone Energy Corporation and Comstock Resources, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.3	—	Stockholder Agreement, by and among Stone Energy Corporation and Wayne and Gayle Laufer, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.4	—	Stockholder Agreement, by and among Stone Energy Corporation and Gary Blackie, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.5	—	Participation Agreement, among Stone Energy Corporation, Gary W. Blackie, William E. Holman, and Gregory T. Martin, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.5 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

3.1	—	Amended & Restated Bylaws of Stone Energy Corporation dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	—	Amendment No. 4 to Rights Agreement between Stone Energy Corporation and Mellon Investor Services LLC, as rights agent, dated as of April 30, 2008 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

*15.1	—	Letter from Ernst & Young LLP dated August 5, 2008, regarding unaudited interim financial information.

*31.1	—	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	—	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	—	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

99.1	—	Summons and Complaint filed with the District Court of Clark Count, Nevada entitled Packard v. Allison, et al., Case No. A567393 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated July 18, 2008 (File No. 001-12074)).

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.