Form 10-Q
period 2008-09-30
STONE ENERGY CORP
filed 2008-11-06
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐     No ☑
As of November 3, 2008, there were 39,873,710 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$172,643	$475,126
Accounts receivable	146,792	186,853
Fair value of hedging contracts	37,578	2,163
Deferred tax asset	—	9,039
Current income tax receivable	36,323	—
Inventory	15,457	—
Other current assets	2,046	521

Total current assets	410,839	673,702
Oil and gas properties – United States – full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $2,389,315 and $2,158,327, respectively	2,588,132	1,001,179
Unevaluated	663,491	150,568
Oil and gas properties – China – full cost method of accounting:
Unevaluated, net of accumulated depreciation, depletion and amortization of $27,023 and $8,164, respectively	12,123	29,565
Building and land, net	5,632	5,667
Fixed assets, net	5,674	5,584
Other assets, net	32,601	23,338
Fair value of hedging contracts	6,863	—
Goodwill	337,886	—

Total assets	$4,063,241	$1,889,603

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$123,676	$88,801
Undistributed oil and gas proceeds	73,873	37,743
Fair value of hedging contracts	8,560	18,968
Asset retirement obligations	65,411	44,180
Current income taxes payable	—	57,631
Deferred income taxes	2,394	—
Other current liabilities	27,673	13,934

Total current liabilities	301,587	261,257
Long-term debt	825,000	400,000
Deferred taxes	721,584	89,665
Asset retirement obligations	362,845	245,610
Fair value of hedging contracts	434	—
Other long-term liabilities	11,829	7,269

Total liabilities	2,223,279	1,003,801

Minority interest	163	—

Commitments and contingencies

Common stock	396	278
Treasury stock	(2,878)	(1,161)
Additional paid-in capital	1,259,331	515,055
Retained earnings	561,418	382,365
Accumulated other comprehensive income (loss)	21,532	(10,735)

Total stockholders’ equity	1,839,799	885,802

Total liabilities and stockholders’ equity	$4,063,241	$1,889,603

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating revenue:
Oil production	$100,726	$100,759	$380,002	$305,516
Gas production	66,584	77,653	253,503	246,120
Derivative income, net	5,045	—	1,433	—

Total operating revenue	172,355	178,412	634,938	551,636

Operating expenses:
Lease operating expenses	40,149	39,476	105,302	131,072
Production taxes	1,325	1,542	6,228	8,214
Depreciation, depletion and amortization	51,962	71,096	186,180	231,275
Write-down of oil and gas properties	8,759	—	18,859	—
Accretion expense	4,146	4,394	12,367	13,226
Salaries, general and administrative expenses	10,481	7,844	32,015	25,479
Incentive compensation expense	283	1,319	2,183	2,680
Derivative expenses, net	—	36	—	127

Total operating expenses	117,105	125,707	363,134	412,073

Gain on Rocky Mountain Region properties divestiture	—	(89)	—	55,727

Income from operations	55,250	52,616	271,804	195,290

Other (income) expenses:
Interest expense	3,036	6,281	10,528	27,756
Interest income	(2,255)	(5,314)	(10,601)	(6,923)
Other income, net	(1,421)	(1,356)	(3,775)	(4,591)
Early extinguishment of debt	—	592	—	592

Total other (income) expenses	(640)	203	(3,848)	16,834

Income before taxes	55,890	52,413	275,652	178,456

Provision (benefit) for income taxes:
Current	(45,583)	29,000	1,395	46,500
Deferred	67,352	(10,655)	95,083	15,429

Total income taxes	21,769	18,345	96,478	61,929

Net income	$34,121	$34,068	$179,174	$116,527

Basic earnings per share	$1.05	$1.23	$6.08	$4.22
Diluted earnings per share	1.04	1.23	6.02	4.21

Average shares outstanding	32,441	27,630	29,457	27,583
Average shares outstanding assuming dilution	32,670	27,722	29,740	27,669
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$179,174	$116,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	186,180	231,275
Write-down of oil and gas properties	18,859	—
Accretion expense	12,367	13,226
Deferred income tax provision	95,083	15,429
Gain on sale of oil and gas properties	—	(55,727)
Settlement of asset retirement obligations	(42,202)	(53,668)
Non-cash stock compensation expense	6,286	3,342
Excess tax benefits	(3,045)	(959)
Non-cash derivative expense	(1,654)	127
Early extinguishment of debt	—	592
Other non-cash expenses	1,307	1,968
Increase (decrease) in current income taxes payable	(92,714)	46,500
Decrease in accounts receivable	101,428	58,893
Increase in other current assets	(1,483)	(505)
Increase (decrease) in accounts payable	(300)	(700)
Increase (decrease) in other current liabilities	30,069	(1,986)
Investment in hedging contracts	(1,914)	—
Other	(243)	(3)

Net cash provided by operating activities	487,198	374,331

Cash flows from investing activities:
Acquisition of Bois d’Arc Energy, Inc., net of cash acquired (Note 2)	(922,538)	—
Investment in oil and gas properties	(311,338)	(194,290)
Proceeds from sale of oil and gas properties, net of expenses	14,090	571,862
Sale of fixed assets	4	691
Investment in fixed and other assets	(1,176)	(1,039)

Net cash provided by (used in) investing activities	(1,220,958)	377,224

Cash flows from financing activities:
Proceeds from bank borrowings	425,000	—
Repayments of bank borrowings	—	(172,000)
Redemption of senior floating rate notes	—	(225,000)
Deferred financing costs	(8,738)	—
Excess tax benefits	3,045	—
Purchase of treasury stock	(4,185)	—
Net proceeds from exercise of stock options and vesting of restricted stock	16,155	2,054

Net cash provided by (used in) financing activities	431,277	(394,946)

Net increase (decrease) in cash and cash equivalents	(302,483)	356,609
Cash and cash equivalents, beginning of period	475,126	58,862

Cash and cash equivalents, end of period	$172,643	$415,471

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of September 30, 2008 and for the three and nine-month periods ended September 30, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of future financial results.
Note 2 – Acquisitions and Divestitures
Acquisitions
     On August 28, 2008, we completed the acquisition of Bois d’Arc Energy, Inc. (“Bois d’Arc”) in a cash and stock transaction totaling approximately $1.7 billion. Bois d’Arc was an independent exploration company engaged in the discovery and production of oil and natural gas in the Gulf of Mexico. The primary factors considered by management in making the acquisition included the belief that the merger would position the combined company as one of the largest independent Gulf of Mexico-focused exploration and production companies, with a solid production base, a strong portfolio for continued development of proved and probable reserves, and an extensive inventory of exploration opportunities. At the time of the transaction, management expected the merger would be accretive to our stockholders during 2008 and 2009 with respect to earnings per share, reserves and production. Pursuant to the terms and conditions of the agreement and plan of merger, Stone paid total merger consideration of approximately $935 million in cash and issued approximately 11.3 million common shares, valued at $63.52 per share. The per share value of the Stone common shares issued was calculated as the average of Stone’s closing share price for the two days prior to through the two days after the merger announcement date of April 30, 2008. The cash component of the merger consideration was funded with approximately $510 million of cash on hand and $425 million of borrowings from our amended and restated bank credit facility.
     The acquisition was accounted for using the purchase method of accounting for business combinations. The acquisition has been included in Stone’s Condensed Consolidated Financial Statements since August 28, 2008, the date the acquisition closed. The following table represents the allocation of the total purchase price of Bois d’Arc to the acquired assets and liabilities of Bois d’Arc. The allocation represents the fair values assigned to each of the assets acquired and liabilities assumed. The purchase price allocation is preliminary, subject to finalized fair value appraisals and completed evaluations of proved and unproved oil and natural gas properties and deferred income taxes. These and other estimates are subject to change as additional information becomes available and is assessed by Stone.

(In thousands)
Fair value of Bois d’Arc’s net assets:
Net working capital, including cash of $15,333	$30,563
Proved oil and gas properties	1,471,747
Unevaluated oil and gas properties	425,115
Fixed and other assets	333
Goodwill	337,886
Deferred tax liability	(533,869)
Dismantlement reserve	(4,239)
Asset retirement obligations	(71,720)

Total fair value of net assets	$1,655,816

     The following table represents the breakdown of the consideration paid for Bois d’Arc’s net assets.

(In thousands)
Consideration paid for Bois d’Arc’s net assets:
Cash consideration paid	$935,425
Stone common stock issued	717,887

Aggregate purchase consideration issued to Bois d’Arc stockholders	1,653,312
Plus:
Estimated direct merger costs *	2,504

Total purchase price	$1,655,816

*	Estimated direct merger costs include legal and accounting fees, printing fees, investment banking expenses and other merger-related costs.
     The allocation of the purchase price includes $337.9 million of asset valuation attributable to goodwill. Goodwill has been determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and represents the amount by which the total purchase price exceeds the aggregate fair values of the assets acquired and liabilities assumed in the merger, other than goodwill. Goodwill will not be deductible for tax purposes.
     The following summary pro forma combined statement of operations data of Stone for the three and nine-month periods ended September 30, 2008 and 2007 has been prepared to give effect to the merger as if it had occurred on January 1, 2008 and 2007, respectively. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2008 and 2007 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues	$271,818	$266,399	$995,657	$806,851
Income from operations	87,107	48,404	376,477	189,477
Net income	48,820	29,321	239,142	106,788
Basic earnings per share	$1.23	$0.75	$6.08	$2.75
Diluted earnings per share	$1.23	$0.75	$6.03	$2.74
Divestitures
     During 2008, we completed the divesture of a small package of Gulf of Mexico properties which totaled 17.4 billion cubic feet of natural gas equivalent (“Bcfe”) of reserves at December 31, 2007 for a cash consideration of approximately $14.1 million after closing adjustments. The properties that were sold had estimated asset retirement obligations of $32.7 million. These properties were mature, high cost properties with minimal exploitation or exploration opportunities. The sale of these oil and gas properties was accounted for as an adjustment of capitalized costs with no gain or loss recognized.
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
Note 3 – Earnings Per Share
     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were approximately 228,000 and 92,000 dilutive shares for the three months ended September 30, 2008 and 2007, respectively, and 284,000 and 86,000 dilutive shares for the nine months ended September 30, 2008 and 2007, respectively.

     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 105,000 and 837,000 shares in the three months ended September 30, 2008 and 2007, respectively. Stock options that were considered antidilutive totaled 65,000 and 1,010,000 shares in the nine months ended September 30, 2008 and 2007, respectively.
     During the three months ended September 30, 2008, approximately 41,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors and 100,000 shares of common stock were repurchased under our stock repurchase program. During the nine months ended September 30, 2008, approximately 545,000 shares of common stock were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan and 100,000 shares of common stock were repurchased under our stock repurchase program. On August 28, 2008, 11,301,751 shares of common stock were issued upon the completion of our acquisition of Bois d’Arc (see Note 2).
     During the three months ended September 30, 2007, approximately 74,000 shares of common stock were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors. During the nine months ended September 30, 2007, approximately 133,000 shares of common stock were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan.
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
     The following tables illustrate our hedging positions for calendar years 2008 and 2009:

	Zero-Premium Collars
	Natural Gas				Oil
	Daily				Daily
	Volume		Floor	Ceiling	Volume	Floor	Ceiling
	(MMBtus/d)		Price	Price	(Bbls/d)	Price	Price
2008	30,000	*	$8.00	$14.05	3,000	$60.00	$90.20
2008	20,000	**	7.50	11.35	2,000	65.00	81.00
2008	20,000	***	9.00	17.90	3,000	70.00	110.25
2008	20,000	***	9.00	18.45
2009	20,000		8.00	14.30	3,000	80.00	135.00
2009	20,000		9.00	14.63

*	January — March

**	April – December

***	July – December

Fixed-Price Swaps
	Natural Gas		Oil
	Daily		Daily
	Volume	Swap	Volume	Swap
	(MMBtus/d)	Price	(Bbls/d)	Price
2009	20,000	$10.15	2,000	$107.90

	Put Contracts
	Natural Gas
	Daily
	Volume	Floor	Unamortized
	(MMBtus/d)	Price	Cost
2008	20,000 *	$10.00	$0.52/MMBtu

*	July – December

     Effective hedging transactions reduced our natural gas revenue by $0.5 million and reduced oil revenue by $15.9 million during the three months ended September 30, 2008. During the three months ended September 30, 2007, effective hedging transactions increased our natural gas revenue by $7.3 million and reduced oil revenue by $0.1 million. During the nine months ended September 30, 2008, we realized a net increase of $0.1 million in natural gas revenue and a net decrease of $41.9 million in oil revenue related to our effective hedging transactions. We realized a net increase of $8.4 million in natural gas revenue and a net increase of $1.0 million in oil revenue related to our effective hedging transactions during the nine months ended September 30, 2007.
     During the quarter ended September 30, 2008, as a result of extended shut-ins of production after Hurricanes Gustav and Ike, our September 2008 crude oil and natural gas production levels were below the volumes that we had hedged. Consequently, some of our crude oil and natural gas hedges for the month of September 2008 were deemed to be ineffective. During the quarter ended September 30, 2007, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Derivative expense (income) for the three and nine months ended September 30, 2008 and 2007 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Cash settlement on the ineffective portion of derivatives	$736	$—	$736	$—
Amortization of the cost of puts	(957)	—	(957)	—
Changes in fair market value of ineffective portion of derivatives	5,266	(36)	1,654	(127)

Total derivative income (expense)	$5,045	$(36)	$1,433	$(127)

     As of September 30, 2008, our outstanding derivative contracts are with JPMorgan Chase Bank, N.A., BNP Paribas and Bank of America, N.A.
Note 5 – Long-Term Debt
     Long-term debt consisted of the following at:

	September 30,	December 31,
	2008	2007
	(In millions)
8 1/4% Senior Subordinated Notes due 2011	$200.0	$200.0
6 3/4% Senior Subordinated Notes due 2014	200.0	200.0
Bank debt	425.0	—

Total long-term debt	$825.0	$400.0

     At September 30, 2008, we had $425.0 million in borrowings under our bank credit facility and letters of credit totaling $46.1 million had been issued pursuant to the facility. On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, through a syndicated bank group. The new facility has an initial borrowing base of $700 million and replaces the previous $300 million facility. At September 30, 2008, the weighted average interest rate under the credit facility was approximately 5.5%. As of November 3, 2008, after accounting for the $46.1 million of letters of credit, we had $228.9 million of borrowings available under the new credit facility. The facility is required to be guaranteed by all of our material direct and indirect subsidiaries. As of August 28, 2008 the facility is guaranteed by Stone Energy Offshore, L.L.C. (“Stone Offshore”), a wholly owned subsidiary of Stone.
     The borrowing base under the credit facility is redetermined semi-annually, in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. The bank group is currently conducting its scheduled November review of the borrowing base.
     The credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future consolidated net income of Stone, Stone Offshore and their material subsidiaries’ oil and gas reserves reviewed in determining the borrowing base. At Stone’s option, loans under the credit facility will bear interest at a rate based on the adjusted London Interbank Offering Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. The credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants.
     On August 28, 2008, we entered into supplemental indentures governing the terms of our 8 1/4% Senior Subordinated Notes due 2011 (the “2011 Notes”) and our 6 3/4% Senior Subordinated Notes due 2014 (the “2014 Notes”). The 2011 Notes and the 2014 Notes are now guaranteed by Stone Offshore on an unsecured senior subordinated basis.
Note 6 – Comprehensive Income
     The following table illustrates the components of comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In millions)
Net income	$34.1	$34.1	$179.2	$116.5
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	119.9	(2.1)	32.3	(6.7)

Comprehensive income	$154.0	$32.0	$211.5	$109.8

Note 7 – Asset Retirement Obligations
     During the third quarter of 2008 and 2007, we recognized non-cash expenses of $4.1 million and $4.4 million, respectively, related to the accretion of our asset retirement obligations. For the nine-month periods ended September 30, 2008 and 2007, we recognized accretion expense of $12.4 million and $13.2 million, respectively.
     The change in our asset retirement obligations during the nine months ended September 30, 2008 is set forth below:

Nine Months
Ended
September 30,
2008
($ in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$289.8
Liabilities incurred	—
Liabilities settled	(42.2)
Liabilities assumed	72.4
Divestment of properties	(32.7)
Accretion expense	12.4
Revision of estimates	128.6

Asset retirement obligations as of the end of the period, including current portion	$428.3

     The revision of estimates primarily relates to increases in estimates of plugging and abandoning the structures that were lost in Hurricane Ike.
Note 8 – International Operations
     During 2006, we entered into an agreement to participate in the drilling of exploratory wells on two offshore concessions in Bohai Bay, China. After the drilling of three wells, it has been determined that additional drilling will be necessary to evaluate the commercial viability of this project. During the fourth quarter of 2007, our investment was deemed to be impaired in the amount of $8.2 million. During the three and nine-month periods ended September 30, 2008, our investment was deemed to be impaired in the amount of $8.8 million and $18.9 million, respectively. Included in unevaluated oil and gas property costs at September 30, 2008 are $12.1 million of remaining capital expenditures related to our properties in Bohai Bay, China.

Note 9 – Fair Value Measurements
     We adopted the provisions of SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The net effect of the implementation of SFAS No. 157 on our financial statements was immaterial.
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis during the nine months ended September 30, 2008 and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

	Fair Value Measurements at September 30, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
		(In millions)
Money market funds	$14.2	$14.2	$—	$—
Hedging contracts	44.4	—	—	44.4

Total	$58.6	$14.2	$—	$44.4

Fair Value Measurements at September 30, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
(In millions)
Hedging contracts	$(9.0)	$—	$—	$(9.0)

Total	$(9.0)	$—	$—	$(9.0)

     The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2008.

Hedging
Contracts, net
(In millions)
Balance as of January 1, 2008	$(16.8)
Total gains/(losses) (realized or unrealized):
Included in earnings	1.4
Included in other comprehensive income	9.6
Purchases, issuances and settlements	41.2
Transfers in and out of Level 3	—

Balance as of September 30, 2008	$35.4

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to derivatives still held at September 30, 2008	$1.7

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement became effective for us on January 1, 2008. We did not elect the fair value option for any of our existing financial instruments other than those mandated by other FASB standards and accordingly the impact of the adoption of SFAS No. 159 on our financial statements was immaterial. We have not determined whether or not we will elect this option for financial instruments we may acquire in the future.
Note 10 – Commitments and Contingencies
     In June 2008, management approved a commitment to purchase $46 million of long-lead items, mainly tubular goods, to allow for the efficient execution of our drilling program in late 2008 and early 2009. We have paid out approximately $19.5 million to date on these long-lead items, leaving a remaining commitment of $26.5 million. Tubular goods held for use in our oil and gas operations at September 30, 2008 totaled approximately $15.5 million and have been classified as a current asset on our balance sheet. After the closing of the merger with Bois d’Arc, we currently have rig commitments totaling approximately $34.6 million due within six months or less.
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
     On March 30, 2006, the Federal Court entered an order naming Robert Farer, Priscilla Fisk and Joint Pension Fund, Local No. 164, I.B.E.W. as co-lead plaintiffs in the Federal Court derivative action. On December 21, 2006, the Federal Court stayed the Federal

Court derivative action at least until resolution of the then-pending motion to dismiss the Securities Action after which time a hearing was to be conducted by the Federal Court to determine the propriety of maintaining that stay.   As of the date hereof, the Federal Court has yet to consider any potential modification of the stay.
     On July 18, 2008, each of Stone, Stone Energy Offshore, L.L.C. (“Merger Sub”), Bois d’Arc Energy, Inc. (“Bois d’Arc”) and Comstock Resources (“Comstock”) was served with a summons and complaint in which Bois d’Arc, its directors and certain of its officers, as well as Comstock, Stone and Merger Sub, have been named as defendants in a putative class action lawsuit seeking certification in the District Court of Clark County, Nevada, entitled Packard v. Allison, et al., Case No. A567393. This lawsuit was brought by Gail Packard, a purported Bois d’Arc stockholder, on behalf of a putative class of Bois d’Arc stockholders and, among other things, seeks to enjoin the named defendants from proceeding with the proposed merger, seeks to have the merger agreement rescinded, and seeks an award of monetary damages. Plaintiff asserts that the decisions by Bois d’Arc’s directors and Comstock to approve the proposed merger constituted breaches of their respective fiduciary duties because, Ms. Packard alleges, they did not engage in a fair process to ensure the highest possible purchase price for Bois d’Arc’s stockholders, did not properly value Bois d’Arc, failed to disclose material facts regarding the proposed merger, and did not protect against conflicts of interest arising from the participation agreement to be entered into between Stone and former executives of Bois d’Arc, parachute gross-up payments, and the change in control and severance arrangements. The complaint was subsequently amended to substitute Thomas Packard as plaintiff in lieu of Gail Packard, and the amended complaint eliminated Stone and Merger Sub as defendants. On August 21, 2008, the court denied plaintiff’s motions for a preliminary injunction and for expedited discovery, noting that a likelihood of plaintiff’s success on the merits is questionable. Each of the remaining defendants filed a motion to dismiss plaintiff’s complaint, which motions are currently pending.
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
Note 11 – Guarantor Financial Statements
     Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 8 1/4% Senior Subordinated Notes due 2011 and 6 3/4% Senior Subordinated Notes due 2014 (see Note 5 – Long-Term Debt). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents condensed consolidating financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiary, and consolidated basis. Elimination entries presented are necessary to combine the entities. There were no subsidiary guarantees of any of our debt as of December 31, 2007 or for the three or nine month periods ended September 30, 2007.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$131,116	$41,409	$118	$—	$172,643
Accounts receivable	112,923	33,586	283	—	146,792
Fair value of hedging contracts	37,578	—	—	—	37,578
Current income tax receivable	35,610	713	—	—	36,323
Inventory	12,747	2,710	—	—	15,457
Other current assets	2,030	16	—	—	2,046

Total current assets	332,004	78,434	401	—	410,839
Oil and gas properties – United States
Proved, net	1,119,907	1,466,182	2,043	—	2,588,132
Unevaluated	235,940	427,551	—	—	663,491
Oil and gas properties – China
Unevaluated	12,123	—	—	—	12,123
Building and land, net	5,632	—	—	—	5,632
Fixed assets, net	5,404	270	—	—	5,674
Other assets, net	29,086	3,515	—	—	32,601
Fair value of hedging contracts	6,863	—	—	—	6,863
Investment in subsidiary	1,647,254	1,475	—	(1,648,729)	—
Goodwill	—	337,886	—	—	337,886

Total assets	$3,394,213	$2,315,313	$2,444	$(1,648,729)	$4,063,241

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$108,140	$15,536	$—	$—	$123,676
Undistributed oil and gas proceeds	27,322	46,384	167	—	73,873
Fair value of hedging contracts	8,560	—	—	—	8,560
Asset retirement obligations	65,411	—	—	—	65,411
Deferred income taxes	2,394	—	—	—	2,394
Other current liabilities	24,687	2,986	—	—	27,673

Total current liabilities	236,514	64,906	167	—	301,587
Long-term debt	825,000	—	—	—	825,000
Deferred taxes *	187,714	533,870	—	—	721,584
Asset retirement obligations	290,106	72,092	647	—	362,845
Fair value of hedging contracts	434	—	—	—	434
Other long-term liabilities	11,827	2	—	—	11,829

Total liabilities	1,551,595	670,870	814	—	2,223,279

Minority interest	—	—	163	—	163

Commitments and contingencies

Common stock	396	—	—	—	396
Treasury stock	(2,878)	—	—	—	(2,878)
Additional paid-in capital	1,259,331	1,647,254	1,475	(1,648,729)	1,259,331
Retained earnings (deficit)	564,237	(2,811)	(8)	—	561,418
Accumulated other comprehensive income	21,532	—	—	—	21,532

Total stockholders’ equity	1,842,618	1,644,443	1,467	(1,648,729)	1,839,799

Total liabilities and stockholders’ equity	$3,394,213	$2,315,313	$2,444	$(1,648,729)	$4,063,241

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$99,501	$1,225	$—	$—	$100,726
Gas production	63,373	3,211	—	—	66,584
Derivative income, net	5,045	—	—	—	5,045

Total operating revenue	167,919	4,436	—	—	172,355

Operating expenses:
Lease operating expenses	35,873	4,276	—	—	40,149
Production taxes	1,339	(14)	—	—	1,325
Depreciation, depletion, amortization	49,382	2,580	—	—	51,962
Write-down of oil and gas properties	8,759	—	—	—	8,759
Accretion expense	3,770	373	3	—	4,146
Salaries, general and administrative	10,436	45	—	—	10,481
Incentive compensation expense	283	—	—	—	283

Total operating expenses	109,842	7,260	3	—	117,105

Income (loss) from operations	58,077	(2,824)	(3)	—	55,250

Other (income) expenses:
Interest expense	3,028	8	—	—	3,036
Interest income	(2,233)	(22)	—	—	(2,255)
Other (income) expense, net	(1,427)	1	5	—	(1,421)

Total other (income) expenses	(632)	(13)	5	—	(640)

Income (loss) before taxes	58,709	(2,811)	(8)	—	55,890

Provision (benefit) for income taxes:
Current	(45,583)	—	—	—	(45,583)
Deferred	67,352	—	—	—	67,352

Total income taxes	21,769	—	—	—	21,769

Net income (loss)	$36,940	$(2,811)	$(8)	$—	$34,121

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$378,777	$1,225	$—	$—	$380,002
Gas production	250,292	3,211	—	—	253,503
Derivative income, net	1,433	—	—	—	1,433

Total operating revenue	630,502	4,436	—	—	634,938

Operating expenses:
Lease operating expenses	101,026	4,276	—	—	105,302
Production taxes	6,242	(14)	—	—	6,228
Depreciation, depletion, amortization	183,600	2,580	—	—	186,180
Write-down of oil and gas properties	18,859	—	—	—	18,859
Accretion expense	11,991	373	3	—	12,367
Salaries, general and administrative	31,970	45	—	—	32,015
Incentive compensation expense	2,183	—	—	—	2,183

Total operating expenses	355,871	7,260	3	—	363,134

Income (loss) from operations	274,631	(2,824)	(3)	—	271,804

Other (income) expenses:
Interest expense	10,520	8	—	—	10,528
Interest income	(10,579)	(22)	—	—	(10,601)
Other (income) expense, net	(3,781)	1	5	—	(3,775)

Total other (income) expenses	(3,840)	(13)	5	—	(3,848)

Income (loss) before taxes	278,471	(2,811)	(8)	—	275,652

Provision (benefit) for income taxes:
Current	1,395	—	—	—	1,395
Deferred	95,083	—	—	—	95,083

Total income taxes	96,478	—	—	—	96,478

Net income (loss)	$181,993	$(2,811)	$(8)	$—	$179,174

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$181,993	$(2,811)	$(8)	$179,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	183,600	2,580	—	186,180
Write-down of oil and gas properties	18,859	—	—	18,859
Accretion expense	11,991	373	3	12,367
Deferred income tax provision	95,083	—	—	95,083
Settlement of asset retirement obligations	(42,202)	—	—	(42,202)
Non-cash stock compensation expense	6,286	—	—	6,286
Excess tax benefits	(3,045)	—	—	(3,045)
Non-cash derivative expense	(1,654)	—	—	(1,654)
Other non-cash expenses	1,307	—	—	1,307
Decrease in current income taxes payable	(92,714)	—	—	(92,714)
(Increase) decrease in accounts receivable	75,913	25,632	(117)	101,428
Increase in other current assets	(204)	(1,279)	—	(1,483)
Decrease in accounts payable	(300)	—	—	(300)
Increase in other current liabilities	14,578	15,309	182	30,069
Investment in hedging contracts	(1,914)	—	—	(1,914)
Other	3,994	(4,237)	—	(243)

Net cash provided by operating activities	451,571	35,567	60	487,198

Cash flows from investing activities:
Acquisition of Bois d’Arc Energy, Inc.	(929,364)	6,768	58	(922,538)
Investment in oil and gas properties	(310,412)	(926)	—	(311,338)
Proceeds from sale of oil and gas properties, net of expenses	14,090	—	—	14,090
Sale of fixed assets	4	—	—	4
Investment in fixed and other assets	(1,176)	—	—	(1,176)

Net cash provided by (used in) investing activities	(1,226,858)	5,842	58	(1,220,958)

Cash flows from financing activities:
Proceeds from bank borrowings	425,000	—	—	425,000
Deferred financing costs	(8,738)	—	—	(8,738)
Excess tax benefits	3,045	—	—	3,045
Purchase of treasury stock	(4,185)	—	—	(4,185)
Net proceeds from exercise of stock options and vesting of restricted stock	16,155	—	—	16,155

Net cash provided by financing activities	431,277	—	—	431,277

Net increase (decrease) in cash and cash equivalents	(344,010)	41,409	118	(302,483)
Cash and cash equivalents, beginning of period	475,126	—	—	475,126

Cash and cash equivalents, end of period	$131,116	$41,409	$118	$172,643

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of September 30, 2008, and the related condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2008 and 2007, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
November 5, 2008

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
Acquisition
     On August 28, 2008, we completed the acquisition of Bois d’Arc Energy, Inc. (“Bois d’Arc”) in a cash and stock transaction totaling approximately $1.7 billion. Bois d’Arc was an independent exploration company engaged in the discovery and production of oil and natural gas in the Gulf of Mexico. The primary factors considered by management in making the acquisition included the belief that the merger would position the combined company as one of the largest independent Gulf of Mexico-focused exploration and production companies, with a solid production base, a strong portfolio for continued development of proved and probable reserves, and an extensive inventory of exploration opportunities. At the time of the transaction, management expected the merger would be accretive to our stockholders during 2008 and 2009 with respect to earnings per share, reserves and production. Pursuant to the terms and conditions of the agreement and plan of merger, Stone paid total merger consideration of approximately $935 million in cash and issued approximately 11.3 million common shares, valued at $63.52 per share. The per share value of the Stone common shares issued was calculated as the average of Stone’s closing share price for the two days prior to through the two days after the merger announcement date of April 30, 2008. The cash component of the merger consideration was funded with approximately $510 million of cash on hand and $425 million of borrowings from our amended and restated bank credit facility. The revenues and expenses associated with Bois d’Arc have been included in Stone’s Condensed Consolidated Financial Statements since August 28, 2008, the date the acquisition closed. The subsequent shut-ins from Hurricanes Gustav and Ike minimized the effects of the Bois d’Arc revenues on third quarter 2008 results.
Amended Credit Facility
     In connection with the acquisition of Bois d’Arc on August 28, 2008, we entered into an amended and restated revolving credit facility, maturing on July 1, 2011, through a syndicated bank group. The new facility has an initial borrowing base of $700 million. See Bank Credit Facility below for additional information regarding the amended and restated credit facility.
Hurricanes
     Hurricanes Gustav and Ike caused significant disruption in our operations for the quarter resulting in production deferrals approximating 7.1 Bcfe and significant damage to our offshore facilities. Although we are still quantifying the financial impact of the damage we anticipate it will exceed our insurance coverage limits.

Critical Accounting Policies
     Our Annual Report on Form 10-K describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:
•	remaining proved oil and gas reserves volumes and the timing of their production;

•	estimated costs to develop and produce proved oil and gas reserves;

•	accruals of exploration costs, development costs, operating costs and production revenue;

•	timing and future costs to abandon our oil and gas properties;

•	the effectiveness and estimated fair value of derivative positions;

•	classification of unevaluated property costs;

•	capitalized general and administrative costs and interest;

•	insurance recoveries related to hurricanes;

•	estimates of fair value in business combinations;

•	goodwill impairment testing and measurement;

•	current income taxes; and

•	contingencies.
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
Known Trends and Uncertainties
     International Operations. Included in unevaluated oil and gas property costs at September 30, 2008 are $12.1 million of remaining capital expenditures related to our properties in Bohai Bay, China. Under full cost accounting, investments in individual countries represent separate cost centers for computation of depreciation, depletion and amortization as well as for full cost ceiling test evaluations. During the fourth quarter of 2007, this investment was deemed to be impaired in the amount of $8.2 million. During the three and nine-month periods ended September 30, 2008, this investment was deemed to be impaired in the amount of $8.8 million and $18.9 million, respectively. This is our sole investment in the Peoples Republic of China. It is possible that future evaluations of this project could result in additional impairment charges to income on our income statement.
     Credit Crisis. During the quarter ended September 30, 2008, world financial markets experienced a severe reduction in the availability of credit. Although we have not been severely impacted by this condition in the short-term, it is difficult to predict its impact on us in future quarters. Possible negative impacts could include a decrease in the availability of borrowings under our credit facility, an increased counterparty credit risk on our derivatives contracts and the requirement by contractual counterparties of us to post collateral guaranteeing performance.
     Goodwill. The acquisition of Bois d’ Arc resulted in the recording of goodwill on our balance sheet in the amount of $337.9 million. Generally accepted accounting principles require that we periodically test goodwill for impairment. If we were to determine that goodwill is impaired this would result in a charge on our income statement in future periods.
     Lease Operating Expenses. Although we have not completely quantified the damage caused by Hurricanes Gustav and Ike, we expect that lease operating expenses will increase in the coming quarters as repairs are initiated.
     Declining Commodity Prices. We have experienced a significant decline in oil and natural gas prices in the last several months. If this trend were to continue it could increase the likelihood of goodwill impairments and write-downs of oil and gas properties, reduce the available borrowings under our credit facility and severely impact our cash flows used to fund operations and capital expenditures.

Liquidity and Capital Resources
     Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $487.2 million during the nine months ended September 30, 2008 compared to $374.3 million in the comparable period in 2007. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2008 capital expenditures with cash flow provided by operating activities.
     Net cash flow used in investing activities totaled $1.2 billion during the nine months ended September 30, 2008, which primarily represents cash used in the acquisition of Bois d’Arc and our investment in oil and natural gas properties. Net cash flow provided by investing activities totaled $377.2 million during the first nine months of 2007, which primarily represents proceeds received from the sale of substantially all of our Rocky Mountain Region properties offset by our investment in oil and gas properties.
     Net cash flow provided by financing activities totaled $431.3 million for the nine months ended September 30, 2008, which primarily represents borrowings under our bank credit facility in conjunction with the acquisition of Bois d’Arc and proceeds from the exercise of stock options and vesting of restricted stock. Net cash flow used in financing activities totaled $394.9 million for the nine months ended September 30, 2007, which primarily represents the redemption of our senior floating rate notes and repayments of borrowings under our bank credit facility.
     We had working capital at September 30, 2008 of $109.3 million. We believe that our working capital balance should be viewed in conjunction with the availability of borrowings under our bank credit facility when measuring liquidity. “Liquidity” is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities. See “Bank Credit Facility”.
     Capital Expenditures. Third quarter 2008 additions to oil and gas property costs of $2.1 billion included $29.4 million of lease acquisition costs, $1.9 billion of property acquisition costs, $4.3 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $7.0 million of capitalized interest. Year-to-date 2008 additions to oil and gas property costs of $2.3 billion included $69.1 million of lease acquisition costs, $1.9 billion of property acquisition costs, $14.2 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $15.7 million of capitalized interest. These investments were financed by cash flow from operating activities, borrowings under our bank credit facility and the issuance of common stock.
     Our 2008 capital expenditures budget, which excludes acquisitions, asset retirement costs and capitalized interest, salaries, general and administrative expenses, was approximately $395 million prior to the Bois d’Arc acquisition. After adjusting for the Bois d’Arc acquisition and the impact of the hurricanes, we now expect 2008 capital expenditures to be approximately $425 to $450 million. To the extent that 2008 cash flow from operating activities exceeds our estimated 2008 capital expenditures, we may repurchase shares of common stock or invest in the money markets. If cash flow from operating activities during 2008 is not sufficient to fund estimated 2008 capital expenditures, we believe that our bank credit facility will provide us with adequate liquidity. See "Bank Credit Facility.”
     Bank Credit Facility. At September 30, 2008, we had $425 million of outstanding borrowings under our bank credit facility and letters of credit totaling $46.1 million had been issued under the facility. On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, through a syndicated bank group. The new facility has an initial borrowing base of $700 million and replaces the previous $300 million facility. At September 30, 2008, the weighted average interest rate under the credit facility was approximately 5.5%. As of November 3, 2008, after accounting for the $46.1 million of letters of credit, we had $228.9 million of borrowings available under the new credit facility. The facility is required to be guaranteed by all of our material direct and indirect subsidiaries. As of August 28, 2008 the facility is guaranteed by Stone Energy Offshore, L.L.C. (“Stone Offshore”), a wholly owned subsidiary of Stone.
     The borrowing base under the credit facility is redetermined semi-annually, in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. The bank group is currently conducting its scheduled November review of the borrowing base.
     The credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future consolidated net income of Stone, Stone Offshore and their material subsidiaries’ oil and gas reserves reviewed in determining the borrowing base. At Stone’s option, loans under the credit facility will bear interest at a rate based on the adjusted London Interbank Offering Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. The credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants.
     Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million.  The shares may be repurchased from time to time in the open market or through privately negotiated transactions.  The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time.  Through September 30, 2008, 100,000 shares had been repurchased under this program at a total cost of $4.2 million.
Contractual Obligations and Other Commitments
     In June 2008, management approved a commitment to purchase $46 million of long-lead items, mainly tubular goods, to allow for the efficient execution of our drilling program in late 2008 and early 2009. We have paid out approximately $19.5 million to date on these long-lead items, leaving a remaining commitment of $26.5 million. After the closing of the merger with Bois d’Arc, we currently have rig commitments totaling approximately $34.6 million due within six months or less.
Results of Operations
     The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	September 30,
	2008	2007	Variance	% Change
Production:
Oil (MBbls)	943	1,313	(370)	(28%)
Natural gas (MMcf)	6,213	10,801	(4,588)	(42%)
Oil and natural gas (MMcfe)	11,871	18,679	(6,808)	(36%)
Revenue data (in thousands) (a):
Oil revenue	$100,726	$100,759	$(33)	—
Natural gas revenue	66,584	77,653	(11,069)	(14%)

Total oil and natural gas revenue	$167,310	$178,412	$(11,102)	(6%)
Average prices (a):
Oil (per Bbl)	$106.81	$76.74	$30.07	39%
Natural gas (per Mcf)	10.72	7.19	3.53	49%
Oil and natural gas (per Mcfe)	14.09	9.55	4.54	48%
Expenses (per Mcfe):
Lease operating expenses	$3.38	$2.11	$1.27	60%
Salaries, general and administrative expenses (b)	0.88	0.42	0.46	110%
DD&A expense on oil and gas properties	4.30	3.76	0.54	14%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.

	Nine Months Ended
	September 30,
	2008	2007	Variance	% change
Production:
Oil (MBbls)	3,647	4,691	(1,044)	(22%)
Natural gas (MMcf)	24,631	34,109	(9,478)	(28%)
Oil and natural gas (MMcfe)	46,513	62,255	(15,742)	(25%)
Revenue data (in thousands) (a):
Oil revenue	$380,002	$305,516	$74,486	24%
Natural gas revenue	253,503	246,120	7,383	3%

Total oil and natural gas revenue	$633,505	$551,636	$81,869	15%
Average prices (a):
Oil (per Bbl)	$104.20	$65.13	$39.07	60%
Natural gas (per Mcf)	10.29	7.22	3.07	43%
Oil and natural gas (per Mcfe)	13.62	8.86	4.76	54%
Expenses (per Mcfe):
Lease operating expenses	$2.26	$2.11	$0.15	7%
Salaries, general and administrative expenses (b)	0.69	0.41	0.28	68%
DD&A expense on oil and gas properties	3.95	3.67	0.28	8%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.

     During the third quarter of 2008, net income totaled $34.1 million, or $1.04 per share, compared to $34.1 million, or $1.23 per share for the third quarter of 2007. For the nine months ended September 30, 2008, net income totaled $179.2 million, or $6.02 per share, compared to $116.5 million, or $4.21 per share, during the comparable 2007 period. All per share amounts are on a diluted basis. On August 28, 2008, we completed the acquisition of Bois d’Arc. The revenues and expenses associated with Bois d’Arc have been included in Stone’s Condensed Consolidated Financial Statements since August 28, 2008.
     We follow the full cost method of accounting for oil and gas properties. During the third quarter of 2008, we recognized a ceiling test write-down of our oil and gas properties in China totaling $8.8 million ($5.7 million after taxes). During the nine months ended September 30, 2008, we recognized a ceiling test write-down of our oil and gas properties in China totaling $18.9 million ($12.3 million after taxes). The write-down did not impact our cash flow from operations but did reduce net income and stockholders’ equity.
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
     The variance in the three and nine-month periods’ results was also due to the following components:
     Production. During the third quarter of 2008, total production volumes decreased 36% to 11.9 Bcfe compared to 18.7 Bcfe produced during the third quarter of 2007. Oil production during the third quarter of 2008 totaled approximately 943,000 barrels compared to 1,313,000 barrels produced during the third quarter of 2007, while natural gas production totaled 6.2 Bcf during the third quarter of 2008 compared to 10.8 Bcf produced during the third quarter of 2007. Year-to-date 2008 production totaled 3,647,000 barrels of oil and 24.6 Bcf of natural gas compared to 4,691,000 barrels of oil and 34.1 Bcf of natural gas produced during the comparable 2007 period.
     Production rates were negatively impacted during the third quarter of 2008 by Gulf Coast shut-ins due to Hurricanes Gustav and Ike, amounting to volumes of approximately 7.1 Bcfe (77 MMcfe per day). Production rates were negatively impacted during the third quarter of 2007 by extended Gulf Coast shut-ins due to Hurricanes Katrina and Rita, amounting to volumes of approximately 0.9 Bcfe (10 MMcfe per day). Without the effects of hurricane production deferrals, production volumes decreased approximately 0.6 Bcfe for the third quarter of 2008 compared to the comparable 2007 quarter. Slightly offsetting this decrease was production associated with the Bois d’Arc acquisition, which closed on August 28, 2008, totaling approximately 0.6 Bcfe through September 30, 2008. Production deferrals due to hurricanes for the nine months ended September 30, 2008 and 2007, amounted to 7.1 Bcfe (26 MMcfe per day) and 3.1 Bcfe (17 MMcfe per day), respectively. Without the effect of production deferrals, year-to-date 2008 production volumes decreased approximately 11.8 Bcfe from year-to-date 2007 production volumes. The decrease was primarily the result of the sale of substantially all of our Rocky Mountain Region properties on June 29, 2007 and the divestiture of non-core Gulf of Mexico properties in the first quarter of 2008. Rocky Mountain Region production was 6.6 Bcfe for the nine months ended September 30, 2007.
     Prices. Prices realized during the third quarter of 2008 averaged $106.81 per Bbl of oil and $10.72 per Mcf of natural gas, or 48% higher, on an Mcfe basis, than third quarter 2007 average realized prices of $76.74 per Bbl of oil and $7.19 per Mcf of natural gas. Average realized prices during the first nine months of 2008 were $104.20 per Bbl of oil and $10.29 per Mcf of natural gas compared to $65.13 per Bbl of oil and $7.22 per Mcf of natural gas realized during the first nine months of 2007. All unit pricing amounts include the cash settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions decreased our average realized natural gas price by $0.07 per Mcf and decreased our average realized oil price by $16.89 per Bbl in the third quarter of 2008. During the third quarter of 2007, our effective hedging transactions increased our average realized natural gas price by $0.68 per Mcf and decreased our average realized oil price by $0.09 per Bbl. Effective hedging transactions for the first nine months of 2008 decreased our average realized oil price by $11.50 per Bbl and had no impact on average realized natural gas prices. Natural gas prices realized during the first nine months of 2007 were increased by $0.25 per Mcf and oil prices were increased by $0.21 per Bbl as a result of effective hedging transactions.
     Income. Third quarter 2008 oil and natural gas revenue totaled $167.3 million, compared to third quarter 2007 oil and natural gas revenue of $178.4 million. The decrease is attributable to a 36% decrease in production volumes slightly offset by a 48% increase in average realized prices on a gas equivalent basis. Year-to-date 2008 oil and natural gas revenue totaled $633.5 million compared to $551.6 million during the comparable 2007 period. The increase was due to a 54% increase in average realized prices on a gas equivalent basis, partially offset by a 25% decline in production volumes. Oil and natural gas revenue related to the properties acquired from Bois d’Arc totaled $4.4 million from August 28, 2008 through September 30, 2008. We sold substantially all of our Rocky Mountain Region properties on June 29, 2007. Rocky Mountain Region oil and natural gas revenue amounted to $47.1 million for the nine months ended September 30, 2007.
     Interest income totaled $2.3 million during the third quarter of 2008 compared to $5.3 million during the comparable quarter of 2007 and $10.6 million during the nine months ended September 30, 2008 compared to $6.9 million during the comparable 2007 period. The increase in interest income for the nine months ended September 30, 2008 is the result of an increase in our cash balances during the 2008 periods after the sale of substantially all of our Rocky Mountain Region properties in June 2007. During the third quarter of 2008, interest income decreased as a result of a decrease in our cash balances after the acquisition of Bois d’Arc.
     During the quarter ended September 30, 2008, as a result of extended shut-ins of production after Hurricanes Gustav and Ike, our September 2008 crude oil and natural gas production levels were below the volumes that we had hedged. Consequently, some of our crude oil and natural gas hedges for the month of September 2008 were deemed to be ineffective. Net derivative income for the quarter ended September 30, 2008, totaled $5.0 million, consisting of $0.7 million of cash settlements on the ineffective derivative contracts, $5.3 million of changes in the fair market value of the ineffective portion of derivative contracts, less $1.0 million of amortization of the cost of puts. Net derivative income for the nine months ended September 30, 2008, totaled $1.4 million, consisting of $0.7 million of cash settlements on the ineffective derivative contracts, $1.7 million of changes in the fair market value of the ineffective portion of derivative contracts, less $1.0 million of amortization of the cost of puts.
     During the quarter ended September 30, 2007, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Net derivative expense for the three and nine-month periods ended September 30, 2007, totaled $36,000 and $0.1 million, respectively, representing changes in the fair market value of the ineffective portion of the derivatives.
     Expenses. Lease operating expenses during the third quarter of 2008 totaled $40.1 million compared to $39.5 million for the third quarter of 2007. Primarily as a result of the production disruption from Hurricanes Gustav and Ike, however, unit costs increased to $3.38 per Mcfe during the third quarter of 2008 compared to $2.11per Mcfe for the comparable period of 2007. For the first nine months of 2008 and 2007, lease operating expenses totaled $105.3 million and $131.1 million, respectively. The decrease in lease operating expenses in the nine months ended September 30, 2008 compared to the comparable period of 2007 was the result of decreased major maintenance activity, the sale of substantially all of our Rocky Mountain Region properties in late June 2007, and operational efficiencies. Rocky Mountain Region lease operating expenses totaled $8.6 million during the nine months ended September 30, 2007. Included in lease operating expenses from August 28, 2008 through September 30, 2008 are $4.3 million of expenses for the properties acquired from Bois d’Arc. Additionally, third quarter 2008 lease operating expenses included approximately $6.8 million of repairs in excess of estimated insurance recoveries related to damage from Hurricanes Gustav and Ike. On a unit of production basis, year-to-date 2008 lease operating expenses were $2.26 per Mcfe as compared to $2.11 per Mcfe for the comparable period of 2007 due to the production disruption from Hurricanes Gustav and Ike.
     Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the third quarter of 2008 totaled $51.0 million, or $4.30 per Mcfe, compared to $70.3 million, or $3.76 per Mcfe, for the third quarter of 2007. For the nine months ended September 30, 2008 and 2007, DD&A expense totaled $183.9 million and $228.5 million, respectively.
     Salaries, general and administrative (SG&A) expenses (exclusive of incentive compensation) for the third quarter of 2008 were $10.5 million compared to $7.8 million in the third quarter of 2007. For the nine months ended September 30, 2008 and 2007, SG&A totaled $32.0 million and $25.5 million, respectively. The increase in SG&A is primarily due to additional compensation expense associated with restricted stock issuances, higher legal fees, and the expensing of deferred financing costs associated with our credit facility which was amended. Year-to-date 2007 SG&A included severance and retention payments of $2.1 million made to employees in our Denver District which was discontinued following the sale of substantially all of our Rocky Mountain Region properties in June 2007. For the nine months ended September 30, 2007, Denver District SG&A expense totaled $3.8 million.
     Interest expense for the third quarter of 2008 totaled $3.0 million, net of $7.0 million of capitalized interest, compared to interest expense of $6.3 million, net of $3.3 million of capitalized interest, during the third quarter of 2007. For the nine months ended September 30, 2008, interest expense totaled $10.5 million, net of capitalized interest of $15.7 million, compared to interest expense of $27.8 million, net of capitalized interest of $12.7 million for the nine months ended June 30, 2007. The decrease in interest expense in 2008 primarily relates to the redemption of our senior floating rate notes in August 2007. The decrease also results from an increase in capitalized interest related to the unevaluated properties acquired from Bois d’Arc on August 28, 2008. Slightly offsetting these decreases is interest expense associated with $425 million of borrowings under our bank credit facility on August 28, 2008 in conjunction with the acquisition of Bois d’Arc.
     Production taxes during the third quarter of 2008 totaled $1.3 million compared to $1.5 million in the third quarter of 2007. For the nine months ended September 30, 2008 and 2007, production taxes totaled $6.2 million and $8.2 million, respectively. The overall decrease in production taxes for the nine months ended September 30, 2008 resulted from the sale of substantially all of our Rocky Mountain Region properties in June 2007. Rocky Mountain Region production taxes totaled $4.0 million for the nine months ended September 30, 2007.
     We estimate that we have incurred $1.4 million of current federal income tax expense for the nine months ended September 30, 2008. We have a $36.3 million current income tax receivable at September 30, 2008 as a result of current year estimated tax payments exceeding our current estimated federal income tax liability. Our previous estimate of current taxes was adjusted downward as a result of production deferrals associated with the hurricanes as well as a decline in commodity prices.

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
     Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 50% of our estimated 2008 production and 30% — 40% of our estimated 2009 production. See Item 1. Financial Statements – Note 4 – Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
     Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
     We had long-term debt outstanding of $825 million at September 30, 2008, of which $400 million, or approximately 48%, bears interest at fixed rates. The $400 million of fixed-rate debt is comprised of $200 million of 8 1/4% Senior Subordinated Notes due 2011 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. At September 30, 2008, the remaining $425 million of our outstanding long-term debt bears interest at a floating rate and consists of borrowings outstanding under our bank credit facility. At September 30, 2008, the weighted average interest rate under our bank credit facility was approximately 5.5% per annum. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.
     Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, there have been no material changes in reported market risk as it relates to interest rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to Stone Energy Corporation and its consolidated subsidiaries (collectively “Stone”) is made known to the officers who certify Stone’s financial reports and the Board of Directors. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer believe:
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
Changes in Internal Controls Over Financial Reporting
     As a result of the acquisition of Bois d’ Arc, the Company has expanded its controls over financial reporting to encompass the acquired organization. There were no other significant changes in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On March 30, 2006, the Federal Court entered an order naming Robert Farer, Priscilla Fisk and Joint Pension Fund, Local No. 164, I.B.E.W. as co-lead plaintiffs in the Federal Court derivative action. On December 21, 2006, the Federal Court stayed the Federal Court derivative action at least until resolution of the then-pending motion to dismiss the Securities Action after which time a hearing was to be conducted by the Federal Court to determine the propriety of maintaining that stay.   As of the date hereof, the Federal Court has yet to consider any potential modification of the stay.
     On July 18, 2008, each of Stone, Stone Energy Offshore, L.L.C. (“Merger Sub”), Bois d’Arc Energy, Inc. (“Bois d’Arc”) and Comstock Resources (“Comstock”) was served with a summons and complaint in which Bois d’Arc, its directors and certain of its officers, as well as Comstock, Stone and Merger Sub, have been named as defendants in a putative class action lawsuit seeking certification in the District Court of Clark County, Nevada, entitled Packard v. Allison, et al., Case No. A567393. This lawsuit was brought by Gail Packard, a purported Bois d’Arc stockholder, on behalf of a putative class of Bois d’Arc stockholders and, among other things, seeks to enjoin the named defendants from proceeding with the proposed merger, seeks to have the merger agreement rescinded, and seeks an award of monetary damages. Plaintiff asserts that the decisions by Bois d’Arc’s directors and Comstock to approve the proposed merger constituted breaches of their respective fiduciary duties because, Ms. Packard alleges, they did not engage in a fair process to ensure the highest possible purchase price for Bois d’Arc’s stockholders, did not properly value Bois d’Arc, failed to disclose material facts regarding the proposed merger, and did not protect against conflicts of interest arising from the participation agreement to be entered into between Stone and former executives of Bois d’Arc, parachute gross-up payments, and the change in control and severance arrangements. The complaint was subsequently amended to substitute Thomas Packard as plaintiff in lieu of Gail Packard, and the amended complaint eliminated Stone and Merger Sub as defendants. On August 21, 2008, the court denied plaintiff’s motions for a preliminary injunction and for expedited discovery, noting that a likelihood of plaintiff’s success on the merits is questionable. Each of the remaining defendants filed a motion to dismiss plaintiff’s complaint, which motions are currently pending.
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
     The terms of the current agreements governing our debt impose significant restrictions on our ability to take a number of actions that we may otherwise desire to take, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the third quarter of 2008:

					Total Number of
					Shares (or Units)	Maximum Number (or
					Purchased as Part	Approximate Dollar Value)
	Total Number of		Average Price		of Publicly	of Shares (or Units) that May
	Shares (or Units)		Paid per Share		Announced Plans or	Yet be Purchased Under the
Period	Purchased		(or Unit)		Programs	Plans or Programs
Share Repurchase Program:
July 2008	—		$—		—
August 2008	—		—		—
September 2008	100,000		41.85	(b)	100,000

	100,000		41.85		100,000	$95,814,720

Other:
July 2008	3,399	(a)	62.80		—
August 2008	12,937	(a)	49.02		—
September 2008	—		—		—

	16,336		51.89		—	N/A

Total	116,336		$43.26		100,000

(a)	Amounts include shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

(b)	This amount represents the weighted average price paid per share and includes a per share commission for all repurchases.
Item 4. Submission of Matters to a Vote of Security Holders
     At a special meeting of stockholders held on August 27, 2008, a proposal by Stone’s Board of Directors to approve the issuance of additional shares of common stock of Stone pursuant to the Agreement and Plan of Merger dated as of April 30, 2008, by and among Stone, Stone Energy Offshore, L.L.C., and Bois d’Arc Energy, Inc., was approved by the stockholders. The vote was 23,126,790 shares for, 578,849 shares against, and 59,338 shares abstained; 97.31% of the quorum shares voted in favor of this proposal.

Item 6. Exhibits

2.1	–	Agreement and Plan of Merger, by and among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and Bois d’Arc Energy, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.2	–	Stockholder Agreement, by and among Stone Energy Corporation and Comstock Resources, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.3	–	Stockholder Agreement, by and among Stone Energy Corporation and Wayne and Gayle Laufer, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.4	–	Stockholder Agreement, by and among Stone Energy Corporation and Gary Blackie, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.5	–	Participation Agreement, among Stone Energy Corporation, Gary W. Blackie, William E. Holman, and Gregory T. Martin, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.5 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

3.1	–	Amended & Restated Bylaws of Stone Energy Corporation dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	–	Amendment No. 4 to Rights Agreement between Stone Energy Corporation and Mellon Investor Services LLC, as rights agent, dated as of April 30, 2008 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

4.2	–	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank dated December 10, 2001 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated August 27, 2008 (File No. 001-12074)).

4.3	–	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 27, 2008 (File No. 001-12074)).

*4.4	–	$700,000,000 Second Amended and Restated Credit Agreement between Stone Energy Corporation and the financial institutions named therein, dated August 28, 2008.

*4.5	–	Amended and Restated Security Agreement, dated as of August 28, 2008, among Stone Energy Corporation and the other Debtors parties hereto in favor of Bank of America, N.A., as Administrative Agent.

*15.1	–	Letter from Ernst & Young LLP dated November 5, 2008, regarding unaudited interim financial information.

*31.1	–	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	–	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	–	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

99.1	–	Summons and Complaint filed with the District Court of Clark Count, Nevada entitled Packard v. Allison, et al., Case No. A567393 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated July 18, 2008 (File No. 001-12074)).

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION
Date: November 5, 2008	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

2.1	–	Agreement and Plan of Merger, by and among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and Bois d’Arc Energy, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.2	–	Stockholder Agreement, by and among Stone Energy Corporation and Comstock Resources, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.3	–	Stockholder Agreement, by and among Stone Energy Corporation and Wayne and Gayle Laufer, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.4	–	Stockholder Agreement, by and among Stone Energy Corporation and Gary Blackie, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.5	–	Participation Agreement, among Stone Energy Corporation, Gary W. Blackie, William E. Holman, and Gregory T. Martin, dated as of April 30, 2008 (incorporated by reference to Exhibit 2.5 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

3.1	–	Amended & Restated Bylaws of Stone Energy Corporation dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	–	Amendment No. 4 to Rights Agreement between Stone Energy Corporation and Mellon Investor Services LLC, as rights agent, dated as of April 30, 2008 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

4.2	–	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank dated December 10, 2001 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated August 27, 2008 (File No. 001-12074)).

4.3	–	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 27, 2008 (File No. 001-12074)).

*4.4	–	$700,000,000 Second Amended and Restated Credit Agreement between Stone Energy Corporation and the financial institutions named therein, dated August 28, 2008.

*4.5	–	Amended and Restated Security Agreement, dated as of August 28, 2008, among Stone Energy Corporation and the other Debtors parties hereto in favor of Bank of America, N.A., as Administrative Agent.

*15.1	–	Letter from Ernst & Young LLP dated November 5, 2008, regarding unaudited interim financial information.

*31.1	–	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	–	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*†32.1	–	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

99.1	–	Summons and Complaint filed with the District Court of Clark Count, Nevada entitled Packard v. Allison, et al., Case No. A567393 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated July 18, 2008 (File No. 001-12074)).

*	Filed herewith

†	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.