Form 10-K
period 2008-12-31
STONE ENERGY CORP
filed 2009-02-27
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number: 1-12074
STONE ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: Delaware	I.R.S. Employer Identification No. 72-1235413

625 E. Kaliste Saloom Road Lafayette, Louisiana (Address of principal executive offices)	70508 (Zip Code)
Registrant’s telephone number, including area code: (337) 237-0410
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, Par Value $.01 Per Share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,861,734,131 as of June 30, 2008 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape on that day).
As of February 23, 2009, the registrant had outstanding 40,075,479 shares of Common Stock, par value $.01 per share.
Document incorporated by reference: Portions of the Definitive Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 28, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I
     This section highlights information that is discussed in more detail in the remainder of the document. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Forward-Looking Statements” section beginning on page 7 of this document for an explanation of these types of statements. We use the terms “Stone”, “Stone Energy”, “company”, “we”, “us” and “our” to refer to Stone Energy Corporation and its consolidated subsidiaries. Certain terms relating to the oil and gas industry are defined in “Glossary of Certain Industry Terms”, which begins on page G-1 of this Form 10-K.
ITEM 1. BUSINESS
The Company
     Stone Energy is an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties located primarily in the Gulf of Mexico (“GOM”). We are also active in the Appalachia region. Prior to June 29, 2007, we also had operations in the Rocky Mountain Basins and the Williston Basin (“Rocky Mountain Region”). Prior to November 30, 2008, we participated in an exploratory joint venture in Bohai Bay, China. We were incorporated in 1993 as a Delaware corporation. Our corporate headquarters are located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508. As of December 31, 2008, our estimated proved oil and natural gas reserves were approximately 518.9 Bcfe.
Strategy and Operational Overview
     Since our initial public offering in 1993, we have been engaged in the acquisition, exploration, exploitation, development and operation of mature oil and gas properties in the Gulf Coast Basin, which includes onshore Louisiana and offshore GOM. On August 28, 2008, we completed the acquisition of Bois d’Arc Energy, Inc. (“Bois d’Arc”) in a cash and stock transaction totaling approximately $1.7 billion. Bois d’Arc was an independent exploration company engaged in the discovery and production of oil and natural gas in the GOM. The primary factors considered by management in making the acquisition included the belief that the merger would position the combined company as one of the largest independent Gulf of Mexico-focused exploration and production companies, with a solid production base, a strong portfolio for continued development of proved and probable reserves, and an extensive inventory of exploration opportunities. We are also active in the Appalachia region and anticipate pursuing alternatives in the deep water Gulf of Mexico.
     Gulf of Mexico — Conventional Shelf (Including Onshore Louisiana)
     Our conventional shelf strategy is to apply the latest geophysical interpretation tools to identify underdeveloped properties and the latest production techniques to increase production attributable to these properties. Prior to acquiring a property, we perform a thorough geological, geophysical and engineering analysis of the property to formulate a comprehensive development plan. We also employ our extensive technical database, which includes both 3-Dimensional and 4-Component seismic data. After we acquire a property, we seek to increase cash flow from existing reserves and establish additional proved reserves through the drilling of new wells, workovers and recompletions of existing wells and the application of other techniques designed to increase production.
     Gulf of Mexico — Deep Water/ Deep Shelf
     We believe that the deep water of the GOM is an important exploration area, even though it involves high risk, high costs and substantial lead time to develop infrastructure. We have made a significant investment in seismic data and have assembled a technical team with prior geological, geophysical and engineering experience in the deep water arena to evaluate potential opportunities. As of December 31, 2008, we had no production or proved reserves in the deep water of the GOM.
     Our current property base also contains multiple deep shelf exploration opportunities in the GOM, which are defined as prospects below 15,000 feet. The deep shelf presents higher risk with high potential opportunities usually with existing infrastructure, which shortens the lead time to production.
     Appalachia
     During 2007, we began securing leasehold interests in the Appalachia regions of Pennsylvania and West Virginia. As of February 23, 2009, we have secured leasehold interests in approximately 24,000 net acres and have two wells which are currently on production. We expect to add leasehold interests and drill additional wells to further expand our interests in Appalachia.
     Rocky Mountain Region
     On June 29, 2007, we completed the sale of substantially all of our Rocky Mountain Region properties and related assets to Newfield Exploration Company. We maintain working interests in several undeveloped plays in the Rocky Mountain Region, which totaled approximately 60,000 net acres as of February 23, 2009.

     Bohai Bay, China
     Prior to November 30, 2008, we participated in an exploratory joint venture in Bohai Bay, China. After the drilling of three wells, we have decided not to pursue any additional investments in this area and have fully written off this investment.
Oil and Gas Marketing
     Our oil and natural gas production is sold at current market prices under short-term contracts. Chevron Texaco E&P Company, Conoco, Inc., and Shell Trading (US) Company, each accounted for between 16% — 29% of our oil and natural gas revenue generated during the year ended December 31, 2008. No other purchaser accounted for 10% or more of our total oil and natural gas revenue during 2008. We do not believe that the loss of any of our major purchasers would result in a material adverse effect on our ability to market future oil and gas production. From time to time, we may enter into transactions that hedge the price of oil and natural gas. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk.”
Competition and Markets
     Competition in the Gulf Coast Basin, the deepwater GOM and the Appalachia region is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. We compete with major oil and gas companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of our competitors have financial resources and exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete. See “Item 1A. Risk Factors — Competition within our industry may adversely affect our operations.”
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
     Various aspects of our oil and natural gas operations are regulated by administrative agencies of the states where we conduct operations and by certain agencies of the federal government for operations on federal leases. All of the jurisdictions in which we own or operate producing oil and natural gas properties have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells, and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the number of wells that may be drilled in an area and the unitization or pooling of oil and natural gas properties. In this regard, some states can order the pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.
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
     In December 2007, the FERC issued rules requiring that any market participant, including a producer such as Stone Energy, that engages in sales for resale or purchases for resale of natural gas that equal or exceed 2.2 million MMBtus during a calendar year to annually report such sales or purchases to the FERC, beginning on May 1, 2009. These rules are intended to increase the transparency of the wholesale natural gas markets and to assist the FERC in monitoring such markets and in detecting market manipulation. On September 18, 2008 the FERC issued its order on rehearing which largely approved the existing rules, except the FERC exempted from the reporting requirement certain types of purchases and sales, including purchases and sales of unprocessed gas and bundled sales of gas made pursuant to state regulated retail tariffs. Also, the FERC clarified that other end use purchases and sales are not exempt from the reporting requirements. The monitoring and reporting required by the new rules will likely increase our administrative costs. Stone Energy does not anticipate it will be affected any differently than other producers of natural gas.
     Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, the FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the results of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation services.
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
     Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is considering legislation to reduce emissions of greenhouse gases. President Obama has expressed support for legislation to restrict or regulate emissions of greenhouse gases. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Depending on the particular program, we could be required to purchase and surrender allowances for greenhouse gas emissions resulting from our operations. This requirement could increase our operational and compliance costs and result in reduced demand for the oil and natural gas we produce.
     Also, as a result of the United States Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the Clean Air Act, in response to the Supreme Court’s decision in Massachusetts. In the notice, EPA evaluated the potential regulation of greenhouse gases under the Clean Air Act and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such new federal, regional or state restrictions on emissions of carbon dioxide or other greenhouse gases that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on our business and the demand for the oil and natural gas we produce.
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

     We have established internal guidelines to be followed in order to comply with environmental laws and regulations in the United States. We employ a safety department whose responsibilities include providing assurance that our operations are carried out in accordance with applicable environmental guidelines and safety precautions. Although we maintain pollution insurance to cover a portion of the costs of cleanup operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future. To date, we believe that compliance with existing requirements of such governmental bodies has not had a material effect on our operations.
Employees
     On February 23, 2009, we had 291 full time employees. We believe that our relationships with our employees are satisfactory. None of our employees is covered by a collective bargaining agreement. Under our supervision, we utilize the services of independent contractors to perform various daily operational duties.
Available Information
     We make available free of charge on our Internet web site (www.stoneenergy.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). We also make available on our Internet web site our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and Audit, Compensation and Nominating and Governance Committee Charters, which have been approved by our board of directors. We will make immediate disclosure by a Current Report on Form 8-K and on our web site of any change to, or waiver from, the Code of Business Conduct and Ethics for our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is also available, free of charge by writing us at: Chief Financial Officer, Stone Energy Corporation, P.O. Box 52807, Lafayette, LA 70505. The annual CEO certification required by Section 303A.12 of the New York Stock Exchange Listed Company Manual was submitted on May 30, 2008.
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

     We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and marketing of oil and natural gas. These risks include, but are not limited to:
•	commodity price volatility;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under our credit facility and ceiling test write-downs and impairments;

•	our ability to replace and sustain production;

•	the impact of the current financial crisis on our business operations, financial condition and ability to raise capital;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	third party interruption of sales to market;

•	inflation;

•	lack of availability of goods and services;

•	regulatory and environmental risks associated with drilling and production activities;

•	drilling and other operating risks;

•	unsuccessful exploration and development drilling activities;

•	hurricanes and other weather conditions;

•	the adverse effects of changes in applicable tax, environmental and other regulatory legislation;

•	the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures; and

•	the other risks described in this Form 10-K.
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
ITEM 1A. RISK FACTORS
     Our business is subject to a number of risks including, but not limited to, those described below:
Oil and natural gas prices are volatile. Recent declines in commodity prices have adversely affected, and in the future will adversely affect, our financial condition and results of operations, cash flows, access to the capital markets, and ability to grow.
     Our revenues, cash flows, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas. Prices affect our cash flow available for capital expenditures and our ability to access funds under our bank credit facility and through the capital markets. The amount available for borrowing under our bank credit facility is subject to a borrowing base, which is determined by our lenders taking into account our estimated proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time. The recent decline in oil and natural gas prices has adversely impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base. If commodity prices continue to decline in 2009, the decline will have similar adverse effects on our reserves and borrowing base. Further, because we have elected to use the full-cost accounting method, we must perform each quarter a “ceiling test” that is impacted by declining prices. Significant price declines could cause us to take one or more ceiling test write-downs, which would be reflected as non-cash charges against current earnings. For example, as a result of the dramatic declines in oil and natural gas prices in the second half of 2008, we recorded a non-cash ceiling test impairment of approximately $1.3 billion for the year ended December 31, 2008. See “—Lower oil and gas prices and other factors have resulted and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values.’’
     In addition, significant or extended price declines may also adversely affect the amount of oil and natural gas that we can produce economically. A reduction in production could result in a shortfall in our expected cash flows and require us to reduce our capital spending or borrow funds to cover any such shortfall. Any of these factors could negatively impact our ability to replace our production and our future rate of growth.
     The markets for oil and natural gas have been volatile historically and are likely to remain volatile in the future. Oil spot prices reached historical highs in July 2008, peaking at more than $145 per barrel, and natural gas spot prices reached near historical highs in July 2008, peaking at more than $13 per MMBtu. These prices have declined significantly since that time and may continue to fluctuate widely in the future. The prices we receive for our oil and natural gas depend upon factors beyond our control, including among others:
•	changes in the supply of and demand for oil and natural gas;

•	market uncertainty;

•	the level of consumer product demands;

•	hurricanes and other weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	political and economic conditions in oil producing countries, particularly those in the Middle East, Russia, South America and Africa;

•	actions by the Organization of Petroleum Exporting Countries (“OPEC”);

•	the foreign supply of oil and natural gas;

•	the price of oil and gas imports; and

•	overall domestic and foreign economic conditions.
     These factors make it very difficult to predict future commodity price movements with any certainty. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices, not long-term fixed price contracts. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other.
We may not be able to replace production with new reserves.
     In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Gulf of Mexico reservoirs tend to be recovered quickly through production with associated steep declines, while declines in other regions after initial flush production tend to be relatively low. Approximately 99.8% of our estimated proved reserves at December 31, 2008 and 99.9% of our production during 2008 were associated with our Gulf Coast Basin properties. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration drilling activities. Our future natural gas and oil production is highly dependent upon our level of success in finding or acquiring additional reserves at a unit cost that is sustainable at prevailing commodity prices.
     Exploring for, developing, or acquiring reserves is capital intensive and uncertain. We may not be able to economically find, develop, or acquire additional reserves, or may not be able to make the necessary capital investments if our cash flows from operations decline or external sources of capital become limited or unavailable. We cannot assure you that our future exploitation, exploration, development, and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs. Further, the current economic crisis has adversely impacted our ability to obtain financing to fund acquisitions and has lowered the level of activity and depressed values in the oil and natural gas property sales market.
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

     You should not assume that any present value of future net cash flows from our producing reserves contained in this Form 10-K represents the market value of our estimated oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower. Further, actual future net revenues will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations and, or taxes. At December 31, 2008, approximately 23% of our estimated proved reserves (by volume) were undeveloped. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling operations. Our reserve estimates include the assumption that we will make significant capital expenditures to develop these undeveloped reserves and the actual costs, development schedule, and results associated with these properties may not be as estimated. In addition, the 10% discount factor that we use to calculate the net present value of future net revenues and cash flows may not necessarily be the most appropriate discount factor based on our cost of capital in effect from time to time and the risks associated with our business and the oil and gas industry in general.
We require substantial capital expenditures to conduct our operations and replace our production, and we may be unable to obtain needed financing on satisfactory terms necessary to fund our planned capital expenditures.
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
The continuing financial crisis may impact our business and financial condition. We may not be able to obtain funding in the capital markets on terms we find acceptable, or obtain funding under our current bank credit facility because of the deterioration of the capital and credit markets and our borrowing base.
     The current credit crisis and related turmoil in the global financial systems have had an impact on our business and our financial condition, and we may face challenges if economic and financial market conditions do not improve. Historically, we have used our cash flow from operations and borrowings under our bank credit facility to fund our capital expenditures and have relied on the capital markets and asset monetization transactions to provide us with additional capital for large or exceptional transactions. A continuation of the economic crisis could further reduce the demand for oil and natural gas and continue to put downward pressure on the prices for oil and natural gas, which have declined significantly since reaching historic highs in July 2008. These price declines have negatively impacted our revenues and cash flows. In 2009, we expect to finance our capital expenditures with cash flow from operations.
     We have an existing bank credit facility with lender commitments totaling $700 million and a borrowing base set at $625 million. The borrowing base is determined by the lenders periodically and is based on the estimated value of our oil and gas properties using pricing models determined by the lenders at such time. Our bank credit facility is redetermined semi-annually. Our borrowing base is scheduled to be redetermined by May 2009. Due to current credit conditions and lower commodity prices, we believe that it is likely that our borrowing base will be reduced and that the reduction could be substantial. In the future, we may not be able to access adequate funding under our bank credit facility as a result of (i) a decrease in our borrowing base due to the outcome of a borrowing base redetermination, or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. A continuation of the declines in commodity prices could result in a determination to lower the borrowing base in the future and, in such case, we could be required to repay any indebtedness in excess of the borrowing base. The turmoil in the financial markets has adversely impacted the stability and solvency of a number of large global financial institutions.
     The current credit crisis makes it difficult to obtain funding in the public and private capital markets. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the general stability of financial markets and the solvency of specific counterparties, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to existing debt or at all, and reduced and, in some cases, ceased to provide any new funding.
     The credit crisis also has impacted the level of activity in the oil and gas property sales market. The lack of available credit and access to capital has limited and will likely continue to limit the parties interested in any proposed asset transactions and will likely reduce the values we could realize in those transactions.

     The distressed economic conditions also may adversely affect the collectability of our trade receivables. For example, our accounts receivable are primarily from purchasers of our oil and natural gas production and other exploration and production companies which own working interests in the properties that we operate. This industry concentration could adversely impact our overall credit risk, because our customers and working interest owners may be similarly affected by changes in economic and financial market conditions, commodity prices, and other conditions. Further, the credit crisis and turmoil in the financial markets could cause our commodity derivative instruments to be ineffective in the event a counterparty were to be unable to perform its obligations or seek bankruptcy protection.
     Due to these factors, we cannot be certain that funding, if needed, will be available to the extent required and, on acceptable terms. If we are unable to access funding when needed on acceptable terms, we may not be able to fully implement our business plans, complete new property acquisitions to replace our reserves, take advantage of business opportunities, respond to competitive pressures, or refinance our debt obligations as they come due, any of which could have a material adverse effect on our operations and financial results.
Our debt level and the covenants in the current and any future agreements governing our debt could negatively impact our financial condition, results of operations and business prospects.
     At December 31, 2008, the principal amount of our outstanding debt was $825 million, including $425 million outstanding under our bank credit facility. The terms of the current agreements governing our debt impose significant restrictions on our ability to take a number of actions that we may otherwise desire to take, including:
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
     We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the agreements governing our debt, it could lead to an event of default and the acceleration of our repayment of outstanding debt. Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions. Our borrowing base under our bank credit facility, which is redetermined semi-annually, is based on an amount established by the bank group after its evaluation of our proved oil and gas reserve values. Our borrowing base is scheduled to be redetermined by May 2009. Due to current credit conditions and lower commodity prices, we believe that it is likely that our borrowing base will be reduced and that the reduction could be substantial. Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to repay a portion of our bank debt.
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
     Approximately 99.8% of our estimated proved reserves at December 31, 2008 and 99.9% of our production during 2008 were associated with our Gulf Coast Basin properties. Accordingly, if the level of production from these properties substantially declines, it could have a material adverse effect on our overall production level and our revenue. We are particularly vulnerable to significant risk from hurricanes and tropical storms in the Gulf of Mexico. During 2008, we experienced production deferrals due to Hurricanes Gustav and Ike. During 2007, 2006 and 2005, we experienced production deferrals due to Hurricanes Katrina and Rita and during 2004 we experienced production deferrals due to Hurricane Ivan. We are unable to predict what impact future hurricanes and tropical storms might have on our future results of operations and production.
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
     We may not receive payment for a portion of our future production. We have attempted to diversify our sales and obtain credit protections such as parental guarantees from certain of our purchasers. The recent tightening of credit in the financial markets may make it more difficult for customers to obtain financing and, depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by customers. We are unable to predict, however, what impact the financial difficulties of certain purchasers may have on our future results of operations and liquidity.
Lower oil and gas prices and other factors have resulted and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values.
     We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost method of accounting, we compare, at the end of each financial reporting period for each cost center, the present value of estimated future net cash flows from proved reserves (based on period-end hedge adjusted commodity prices and excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. A write-down of oil and gas properties does not impact cash flow from operating activities, but does reduce net income. We also assess the carrying amount of goodwill when events occur that may indicate an impairment exists. These events include, for example, a significant decline in oil and gas prices or a decline in our market capitalization. We recorded an impairment of all our goodwill of approximately $466 million for the year ended December 31, 2008. The risk that we will be required to write down the carrying value of oil and gas properties and goodwill increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our undeveloped property values, or if estimated future development costs increase. For example, oil and natural gas prices declined significantly throughout the second half of 2008. At December 31, 2008, the spot prices for oil and natural gas were $41.00 per barrel and $5.71 per mcf, respectively. We recorded a non-cash ceiling test impairment of approximately $1.3 billion for the year ended December 31, 2008. Since that time, the volatility in commodity prices has continued and the conditions in the global economic markets have continued to deteriorate. These and other factors could cause us to record additional write-downs of our oil and natural gas properties and other assets in the future and incur additional charges against future earnings. Further, our ceiling test cushion will be subject to fluctuation as a result of any future acquisition and divestiture activities.
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

Part of our strategy includes drilling in new or emerging plays. As a result, our drilling in these areas is subject to greater risk and uncertainty.
     We have made initial investments in acreage and wells in Appalachia. These activities are more uncertain than drilling in areas that are developed and have established production. Our operations in Appalachia are still in the early stages and, to date, we have booked a limited amount of proved reserves associated with our properties in Appalachia. Because emerging plays and new formations have limited or no production history, we are less able to use past drilling results to help predict future results. The lack of historical information may result in not being able to fully execute our expected drilling programs in these areas or the return on investment in these areas may turn out not to be as attractive as anticipated. We cannot assure you that our future drilling activities in Appalachia or other emerging plays will be successful, or if successful will achieve the resource potential levels that we currently anticipate based on the drilling activities that have been completed or achieve the anticipated economic returns based on our current cost models.
Our operations are subject to numerous risks of oil and gas drilling and production activities.
     Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reserves will be found. The cost of drilling and completing wells is often uncertain. Oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:
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
We may not be insured against all of the operating risks to which our business in exposed.
     In accordance with industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. We cannot assure you that our insurance will be adequate to cover losses or liabilities. We experienced Gulf of Mexico production interruption in 2005, 2006 and 2007 from Hurricanes Katrina and Rita and in 2008 from Hurricanes Gustav and Ike for which we had no production interruption insurance. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase. No assurance can be given that we will be able to maintain insurance in the future at rates we consider reasonable and may elect none or minimal insurance coverage. The occurrence of a significant event, not fully insured or indemnified against, could have a material adverse affect on our financial condition and operations.

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
     Competition in the Gulf Coast Basin and the Appalachia region is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. We compete with major oil and gas companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of our competitors have financial resources and exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete.
Our oil and gas operations are subject to various U.S. federal, state and local governmental regulations that materially affect our operations.
     Our oil and gas operations are subject to various U.S. federal, state and local laws and regulations. These laws and regulations may be changed in response to economic or political conditions. Regulated matters include: permits for exploration, development and production operations; limitations on our drilling activities in environmentally sensitive areas, such as wetlands and restrictions on the way we can release materials into the environment; bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs; reports concerning operations, the spacing of wells and unitization and pooling of properties; and taxation. Failure to comply with these laws and regulations can result in the assessment of administrative, civil, or criminal penalties, the issuance of remedial obligations, and the imposition of injunctions limiting or prohibiting certain of our operations. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow of oil and gas wells below actual production capacity. In addition, the OPA requires operators of offshore facilities such as us to prove that they have the financial capability to respond to costs that may be incurred in connection with potential oil spills. Under OPA and other federal and state environmental statutes like the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and Resource Conservation and Recovery Act (“RCRA”), owners and operators of certain defined onshore and offshore facilities are strictly liable for spills of oil and other regulated substances, subject to certain limitations. Consequently, a substantial spill from one of our facilities subject to laws such as OPA, CERCLA and RCRA could require the expenditure of additional, and potentially significant, amounts of capital, or could have a material adverse effect on our earnings, results of operations, competitive position or financial condition. Federal, state and local laws regulate production, handling, storage, transportation and disposal of oil and gas, by-products from oil and gas and other substances, and materials produced or used in connection with oil and gas operations. We cannot predict the ultimate cost of compliance with these requirements or their impact on our earnings, operations or competitive position.
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

     Our hedging transactions will impact our earnings in various ways. Due to the volatility of oil and natural gas prices, we may have to recognize mark-to-market gains and losses on derivative instruments as the estimated fair value of our commodity derivative instruments is subject to significant fluctuations from period to period. The amount of any actual gains or losses recognized will likely differ from our period to period estimates and will be a function of the actual price of the commodities on the settlement date of the derivative instrument. For example, for the first two quarterly periods in 2008, we reported unrealized losses on our commodity derivative instruments of $0.3 million and $3.4 million, respectively. In contrast, for the third and fourth quarters of 2008, we reported unrealized gains on our commodity derivative instruments of $5.0 million and $1.9 million, respectively. We expect that commodity prices will continue to fluctuate in the future and, as a result, our periodic financial results will continue to be subject to fluctuations related to our derivative instruments.
     Currently, some of our outstanding commodity derivative instruments are with certain lenders or affiliates of the lenders under our bank credit facility. Our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our bank credit facility. Future collateral requirements for our commodity hedging activities are uncertain and will depend on the arrangements we negotiate with the counterparty and the volatility of oil and natural gas prices and market conditions.
Our Certificate of Incorporation and Bylaws have provisions that discourage corporate takeovers and could prevent stockholders from realizing a premium on their investment.
     Certain provisions of our Certificate of Incorporation and Bylaws and the provisions of the Delaware General Corporation Law may encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. Our Bylaws previously provided for a classified board of directors. Our Bylaws have since been restated and provide for the phase-out of the classification of the board of directors prior to the annual meeting of stockholders in 2010 and pursuant to such phase-out, the directors will be elected to serve a term of one year and until their successors are elected and qualified. Our board of directors are elected by plurality voting. Also, our Certificate of Incorporation authorizes our board of directors to issue preferred stock without stockholder approval and to set the rights, preferences and other designations, including voting rights of those shares, as the board may determine. Additional provisions include restrictions on business combinations and the availability of authorized but unissued common stock. These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.
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
We may have risks from global warming.
     Global warming can be defined as the increase in the average temperature of the earth’s near-surface air and oceans since the mid-20th century. Causes of this condition are still a subject of scientific debate, but it is generally held that it is at least partly the result of greenhouse gas emissions. Increasing global temperature will likely cause sea levels to rise, result in increases in the number and intensity of severe weather events including hurricanes and other unanticipated events. Political and public debate continues to be the best response to global warming. The taxation of carbon emissions is one proposed response to the perceived crisis. We are unable to determine at this time the specific risks to us from this condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     As of February 23, 2009, our property portfolio consisted of 73 active properties and 120 primary term leases in the Gulf Coast Basin and three active properties in the Appalachia region. We serve as operator on 75% of our active properties. The properties that we operate accounted for 94% of our year-end 2008 estimated proved reserves. This high operating percentage allows us to better control the timing, selection and costs of our drilling and production activities.
Oil and Natural Gas Reserves
     The information in this Annual Report on Form 10-K relating to our estimated oil and natural gas proved reserves is based upon reserve reports prepared as of December 31, 2008. Estimates of our proved reserves were prepared by Netherland, Sewell & Associates, Inc.
     The following table sets forth our estimated proved oil and natural gas reserves (99.8% of which are located in the Gulf Coast Basin and 0.2% are located in the Appalachia region) as of December 31, 2008.

				Percent
	Proved	Proved	Total	Proved
	Developed	Undeveloped	Proved	Developed
Oil (MBbls)	28,410	8,154	36,564	78%
Natural gas (MMcf)	227,857	71,697	299,554	76%
Total oil and natural gas (MMcfe)	398,317	120,618	518,935	77%
     The following represents additional information on individually significant properties:

December 31, 2008
		2008	Estimated Proved	Nature of
Field Name	Location	Production	Reserves	Interest
Mississippi Canyon Block 109	GOM Shelf	7.9 Bcfe	74.5 Bcfe	Working
Ship Shoal Block 113	GOM Shelf	0.7 Bcfe	60.0 Bcfe	Working
Ewing Bank Block 305	GOM Shelf	9.5 Bcfe	54.9 Bcfe	Working
South Pelto Block 22	GOM Shelf	2.6 Bcfe	27.8 Bcfe	Working
Main Pass Block 288	GOM Shelf	3.8 Bcfe	23.3 Bcfe	Working
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

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Acquisition costs, net of sales of unevaluated properties	$1,830,468	$18,730	$228,108
Development costs (1)	59,586	154,507	370,201
Exploratory costs	146,529	10,966	160,371
Sale of Rocky Mountain Region properties	—	(1,363,939)	—

Subtotal	2,036,583	(1,179,736)	758,680
Capitalized salaries, general and administrative costs and interest, net of fees and reimbursements	45,757	36,178	41,543

Total additions (reductions) to oil and gas properties, net	$2,082,340	($1,143,558)	$800,223

(1)	Includes asset retirement costs of ($96,346), $20,171 and $161,048 for the years ended December 31, 2008, 2007 and 2006, respectively.
     Productive Well and Acreage Data. The following table sets forth certain statistics regarding the number of productive wells and developed and undeveloped acreage as of December 31, 2008.

	Gross	Net
Productive Wells:
Oil (1):
Gulf Coast Basin	146	106
Rocky Mountain Region	—	—
Bohai Bay, China	—	—
Appalachia	—	—

	146	106

Gas (2):
Gulf Coast Basin	85	62
Rocky Mountain Region	—	—
Bohai Bay, China	—	—
Appalachia	2	1

	87	63

Total	233	169

Developed Acres:
Gulf Coast Basin	87,642	70,297
Rocky Mountain Region	40	14
Bohai Bay, China	—	—
Appalachia	428	214

	88,110	70,525

Undeveloped Acres (3):
Gulf Coast Basin	988,689	833,308
Rocky Mountain Region	144,442	59,829
Bohai Bay, China	—	—
Appalachia	32,365	23,842

	1,165,496	916,979

Total	1,253,606	987,504

(1)	16 gross wells each have dual completions.

(2)	3 gross wells each have dual completions.

(3)	Leases covering approximately 10.5% of our undeveloped gross acreage will expire in 2009, 13.8% in 2010, 10.0% in 2011, 3.9% in 2012, 20.8% in 2013, 0.7% in 2014, 2.8% in 2015, 1.8% in 2016, 1.0% in 2017 and 5.4% in 2018. Leases covering the remainder of our undeveloped gross acreage (29.3%) are held by production.

     Drilling Activity. The following table sets forth our drilling activity for the periods indicated.

	Year Ended December 31,
	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells:
Productive	6.00	3.50	1.00	1.00	6.00	3.49
Nonproductive	6.00	3.98	1.00	1.00	13.00	9.26
Development Wells:
Productive	9.00	7.18	19.00	12.71	43.00	22.48
Nonproductive	1.00	0.25	1.00	0.33	1.00	0.51
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
ITEM 3. LEGAL PROCEEDINGS
     On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise tax year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise tax years 1999, 2000 and 2001. On December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. Also, on January 2, 2008, Stone was served with a petition (civil action number 2007-6754) claiming $1.5 million of additional franchise taxes due for the 2004 franchise tax year, plus accrued interest of $800,000 calculated through November 30, 2007. Further, on January 7, 2009, Stone was served with a petition (civil action number 2008-7193) claiming additional franchise taxes due for the taxable years ended December 31, 2005 and 2006 in the amount of $4.0 million plus accrued interest calculated through October 21, 2008 in the amount of $1.7 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2007 and 2008 remain subject to examination.
     In 2005, Stone received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement regarding the revision of Stone’s proved reserves. Stone cooperated fully with this inquiry. Stone has not received any further inquiries from the Philadelphia Exchange since the original request for information.
     On or around November 30, 2005, George Porch filed a putative class action in the United States District Court for the Western District of Louisiana (the “Federal Court”) against Stone, David Welch, Kenneth Beer, D. Peter Canty and James Prince purporting to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Three similar complaints were filed soon thereafter. All complaints had asserted a putative class period commencing on June 17, 2005 and ending on October 6, 2005. All complaints contended that, during the putative class period, defendants, among other things, misstated or failed to disclose (i) that Stone had materially overstated Stone’s financial results by overvaluing its oil reserves through improper and aggressive reserve methodologies; (ii) that Stone lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) that as a result of the foregoing, the values of Stone’s proved reserves, assets and future net cash flows were materially overstated at all relevant times. On March 17, 2006, these purported class actions were consolidated, with El Paso Fireman & Policeman’s Pension Fund designated as Lead Plaintiff (“Securities Action”). Lead Plaintiff filed a consolidated class action complaint on or about June 14, 2006. The consolidated complaint alleges claims similar to those described above and expands the putative class period to commence on May 2, 2001 and to end on March 10, 2006. On September 13, 2006, Stone and the individual defendants filed motions seeking dismissal of that action.

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
     On October 1, 2007, the Federal Court issued an Order directing that judgment on the Motions to Dismiss be entered in accordance with the recommendations of the Report. On October 23, 2007, Stone and the individual defendants filed a motion seeking permission to appeal the denial of the Motions to Dismiss to the Fifth Circuit Court of Appeals, which motion was denied. The discovery process is now underway. The parties have exchanged initial disclosures, document requests, and interrogatories and have begun producing documents. On or about May 12, 2008, Lead Plaintiff filed a motion to certify the Securities Action as a class action under Rule 23 of the Federal Rules of Civil Procedure (“Class Certification Motion”). Defendants filed their opposition to the Class Certification Motion on June 27, 2008. Defendants also filed a Motion for Judgment on the Pleadings and a related Motion to Amend Answer to the Consolidated Class Action Complaint on or about June 11, 2008. The Court has not yet ruled on any of these three motions. The trial date and deadlines previously set by the parties’ agreed Joint Plan of Work and Proposed Scheduling Order were vacated by the Court on December 1, 2008.
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
     On July 18, 2008, each of Stone, Stone Energy Offshore, L.L.C. (“Merger Sub”), Bois d’Arc Energy, Inc. (“Bois d’Arc”) and Comstock Resources (“Comstock”) was served with a summons and complaint in which Bois d’Arc, its directors and certain of its officers, as well as Comstock, Stone and Merger Sub, were named as defendants in a putative class action lawsuit seeking certification in the District Court of Clark County, Nevada, entitled Packard v. Allison, et al., Case No. A567393. This lawsuit was brought by Gail Packard, a purported Bois d’Arc stockholder, on behalf of a putative class of Bois d’Arc stockholders and, among other things, sought to enjoin the named defendants from proceeding with the proposed acquisition of Bois d’Arc by Stone, sought to have the merger agreement rescinded, and sought an award of monetary damages. Plaintiff asserted that the decisions by Bois d’Arc’s directors and Comstock to approve the proposed merger constituted breaches of their respective fiduciary duties because, plaintiff alleged, they did not engage in a fair process to ensure the highest possible purchase price for Bois d’Arc’s stockholders, did not properly value Bois d’Arc, did not disclose material facts regarding the proposed merger, and did not protect against conflicts of interest arising from the participation agreement to be entered into between Stone and former executives of Bois d’Arc, parachute gross-up payments, and the change in control and severance arrangements. The complaint was subsequently amended to substitute Thomas Packard as plaintiff in lieu of Gail Packard, and the amended complaint eliminated Stone and Merger Sub as defendants. On August 21, 2008, the court denied plaintiff’s motions for a preliminary injunction and for expedited discovery, noting that a likelihood of plaintiff’s success on the merits is questionable. Each of the remaining defendants filed a motion to dismiss plaintiff’s complaint. Plaintiff’s complaint was dismissed without prejudice on December 24, 2008.
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
     No matters were submitted for a vote of our stockholders during the fourth quarter of 2008.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth information regarding the names, ages (as of February 23, 2009) and positions held by each of our executive officers, followed by biographies describing the business experience of our executive officers for at least the past five years. Our executive officers serve at the discretion of the board of directors.

Name	Age	Position
David H. Welch	60	President, Chief Executive Officer and Director
Kenneth H. Beer	51	Senior Vice President and Chief Financial Officer
Andrew L. Gates, III	61	Senior Vice President, General Counsel and Secretary
E. J. Louviere	60	Senior Vice President — Land
J. Kent Pierret	53	Senior Vice President, Chief Accounting Officer and Treasurer
Richard L. Smith	50	Senior Vice President — Exploration and Business Development
Jerome F. Wenzel, Jr.	56	Senior Vice President — Operations/Exploitation
Florence M. Ziegler	48	Vice President — Human Resources and Administration
     David H. Welch was appointed President, Chief Executive Officer and a director of the Company effective April 1, 2004. Prior to joining Stone, Mr. Welch served as Senior Vice President of BP America, Inc. since 2003, and Vice President of BP, Inc. since 1999.
     Kenneth H. Beer was named Senior Vice President and Chief Financial Officer in August 2005. He previously served as a director of research and a senior energy analyst at the investment banking firm of Johnson Rice & Company. Prior to joining Johnson Rice in 1992, he spent five years as an energy analyst and investment banker at Howard Weil Incorporated.
     Andrew L. Gates, III was named Senior Vice President, General Counsel and Secretary in April 2004. He previously served as Vice President, General Counsel and Secretary since August 1995.
     E. J. Louviere was named Senior Vice President — Land in April 2004. Previously, he served as Vice President — Land since June 1995. He has been employed by Stone since its inception in 1993.
     J. Kent Pierret was named Senior Vice President — Chief Accounting Officer and Treasurer in April 2004. Mr. Pierret previously served as Vice President and Chief Accounting Officer since June 1999 and Treasurer since February 2004.
     Richard L. Smith was appointed Vice President — Exploration and Business Development in June 2007 and was named Senior Vice President — Exploration and Business Development in January 2009. Prior to joining Stone, Mr. Smith served as the General Manager of Deepwater Gulf of Mexico Exploration of Dominion E&P Inc. from 2003 to 2007. Mr. Smith has also worked for Exxon Corporation and Texaco USA with experience in deep water, shelf, onshore, and international projects.
     Jerome F. Wenzel, Jr. joined Stone in October 2004 as Vice President-Production and Drilling and was named Senior Vice President — Operations/Exploitation in September 2005. Prior to joining Stone, Mr. Wenzel held managerial and executive positions with Amoco and BP America, Inc. over a 29 year career.
     Florence M. Ziegler was named Vice President — Human Resources and Administration in September 2005. She has been employed by Stone since its inception in 1993 and served as the Director of Human Resources from 1997 to 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Since July 9, 1993, our common stock has been listed on the New York Stock Exchange under the symbol “SGY.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock.

	High	Low
2007
First Quarter	$35.35	$26.92
Second Quarter	35.60	29.03
Third Quarter	40.43	27.43
Fourth Quarter	48.53	38.59
2008
First Quarter	$55.89	$39.14
Second Quarter	73.96	52.20
Third Quarter	68.14	37.86
Fourth Quarter	41.61	8.47
2009
First Quarter (through February 23, 2009)	$13.73	$4.77
     On February 23, 2009, the last reported sales price on the New York Stock Exchange Composite Tape was $4.81 per share. As of that date, there were 743 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. The following table sets forth information regarding our repurchases or acquisitions of common stock during the fourth quarter of 2008:

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares (or Units) that
	of Shares (or	Price Paid	of Publicly	May Yet be Purchased
	Units)	per Share (or	Announced Plans or	Under the Plans or
Period	Purchased	Unit)	Programs	Programs
Share Repurchase Program:
October 2008	100,000	$25.39 (b)	100,000
November 2008	—	—	—
December 2008	—	—	—

	100,000	25.39	100,000	$93,275,821

Other:
October 2008	6,973 (a)	30.87	—
November 2008	—	—	—
December 2008	63 (a)	15.25	—

	7,036	30.73	—	N/A

Total	107,036	$25.74	100,000

(a)	Amounts include shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

(b)	This amount represents the weighted average price paid per share and includes a per share commission for all repurchases.

Equity Compensation Plan Information
     Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity compensation plan.
Stock Performance Graph
     As required by applicable rules of the Securities and Exchange Commission, the performance graph shown below was prepared based upon the following assumptions:
1.	$100 was invested in the Company’s Common Stock, the S&P 500 and the Peer Groups (as defined below) on December 31, 2003 at $42.45 per share for the Company’s Common Stock and at the closing price of the stocks comprising the S&P 500 and the Peer Groups, respectively, on such date.

2.	Peer Group investment is weighted based upon the market capitalization of each individual company within the Peer Groups at the beginning of the period.

3.	Dividends are reinvested on the ex-dividend dates.

Measurement
Period		New	Old
(Fiscal Year		Peer	Peer
Covered)	SGY	Group	Group	S&P 500
12/31/04	106.22	142.98	134.03	110.88
12/31/05	107.26	226.36	208.26	116.33
12/31/06	83.27	221.11	212.74	134.70
12/31/07	110.51	240.44	245.11	142.10
12/31/08	25.96	90.07	121.38	89.53
     The companies that comprised our Peer Group in 2008 are as follows: ATP Oil & Gas Corporation, Bois d’Arc Energy, Inc., Callon Petroleum Company, Energy Partners, Ltd., Energy XXI (Bermuda) Limited, Mariner Energy Inc., McMoRan Exploration Company, Newfield Exploration Company, PetroQuest Energy, Inc., Swift Energy Company, and W&T Offshore, Inc. We acquired Bois d’Arc Energy, Inc. on August 28, 2008.
     Cabot Oil & Gas Corporation, Comstock Resources, Inc., Forest Oil Corporation, and St. Mary Land and Exploration Company, were removed from the Company’s Peer Group and were replaced by ATP Oil & Gas Corporation, Energy XXI (Bermuda) Limited, Mariner Energy Inc., McMoRan Exploration Company, and PetroQuest Energy, Inc. We sold substantially all of our Rocky Mountain Region properties in 2007 to focus on our Gulf of Mexico properties, and the eliminated companies are not focused in the Gulf of Mexico.
     The information in this Form 10-K appearing under the heading “Stock Performance Graph” is being “furnished” pursuant to Item 2.01(e) of Regulation S-K under the Securities Act of 1933, as amended, and shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA
      The following table sets forth a summary of selected historical financial information for each of the years in the five-year period ended December 31, 2008. This information is derived from our Financial Statements and the notes thereto. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Statement of Operations Data:
Operating revenue:
Oil production	$461,050	$424,205	$348,979	$244,469	$214,153
Gas production	336,665	329,047	337,321	391,771	330,048
Derivative income, net	3,327	—	2,688	—	—

Total operating revenue	801,042	753,252	688,988	636,240	544,201

Operating expenses:
Lease operating expenses	171,107	149,702	159,043	114,664	100,045
Production taxes	7,990	9,945	13,472	13,179	7,408
Depreciation, depletion and amortization	288,384	302,739	320,696	241,426	210,861
Write-down of oil and gas properties	1,309,403	8,164	510,013	—	—
Goodwill impairment	465,985	—	—	—	—
Accretion expense	17,392	17,620	12,391	7,159	5,852
Salaries, general and administrative expenses	43,504	33,584	34,266	22,705	14,311
Incentive compensation expense	2,315	5,117	4,356	1,252	2,318
Derivative expenses, net	—	666	—	3,388	4,099

Total operating expenses	2,306,080	527,537	1,054,237	403,773	344,894

Gain on Rocky Mountain Region properties divestiture	—	59,825	—	—	—

Income (loss) from operations	(1,505,038)	285,540	(365,249)	232,467	199,307

Other (income) expenses:
Interest expense	13,243	32,068	35,931	23,151	16,835
Interest income	(11,250)	(12,135)	(2,524)	(1,095)	(208)
Other income, net	(5,877)	(5,657)	(4,657)	(2,799)	(2,269)
Merger expense reimbursement	—	—	(51,500)	—	—
Merger expenses	—	—	50,029	—	—
Early extinguishment of debt	—	844	—	—	845

Total other (income) expenses, net	(3,884)	15,120	27,279	19,257	15,203

Net income (loss) before income taxes	(1,501,154)	270,420	(392,528)	213,210	184,104
Income tax provision (benefit)	(363,923)	88,984	(138,306)	76,446	64,436

Net income (loss)	($1,137,231)	$181,436	($254,222)	$136,764	$119,668

Earnings and dividends per common share:
Basic earnings (loss) per share	($35.58)	$6.57	($9.29)	$5.07	$4.50

Diluted earnings (loss) per share	($35.58)	$6.54	($9.29)	$5.02	$4.45

Cash dividends declared	—	—	—	—	—

Cash Flow Data:
Net cash provided by operating activities	$522,478	$465,158	$399,035	$461,213	$369,668
Net cash provided by (used in) investing activities	(1,357,907)	344,812	(660,456)	(499,932)	(475,159)
Net cash provided by (used in) financing activities	428,440	(393,706)	240,575	94,170	112,648

Balance Sheet Data (at end of period):
Working capital (deficit)	$123,339	$412,445	$1,845	$16,506	($28,598)
Oil and gas properties, net	1,624,321	1,181,312	1,784,425	1,810,959	1,517,308
Total assets	2,106,003	1,889,603	2,128,471	2,140,317	1,695,664
Long-term debt, less current potion	825,000	400,000	797,000	563,000	482,000
Stockholders’ equity	587,092	885,802	711,640	944,123	772,934

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to assist in understanding our financial position and results of operations for each of the years in the three-year period ended December 31, 2008. Our financial statements and the notes thereto, which are found elsewhere in this Form 10-K, contain detailed information that should be referred to in conjunction with the following discussion. See “Item 8. Financial Statements and Supplementary Data — Note 1.”
Executive Overview
     We are an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties located primarily in the Gulf of Mexico (“GOM”). We are also active in the Appalachia region. Prior to June 29, 2007, we also had operations in the Rocky Mountain Basins and the Williston Basin (“Rocky Mountain Region”). Prior to November 30, 2008, we participated in an exploratory joint venture in Bohai Bay, China. Our business strategy is to increase oil and natural gas reserves, production and cash flow through the acquisition, exploitation and development of mature properties in the Gulf Coast Basin, which includes onshore Louisiana and offshore GOM, and exploring opportunities in the deep water environment of the Gulf of Mexico, Appalachia, and other potential areas. See “Item 1. Business — Strategy and Operational Overview.”
   2008 Significant Events.
•	Acquisition — On August 28, 2008, we completed the acquisition of Bois d’Arc Energy, Inc. (“Bois d’Arc”) in a cash and stock transaction totaling approximately $1.7 billion. Bois d’Arc was an independent exploration company engaged in the discovery and production of oil and natural gas in the Gulf of Mexico. The primary factors considered by management in making the acquisition included the belief that the merger would position the combined company as one of the largest independent Gulf of Mexico-focused exploration and production companies, with a solid production base, a strong portfolio for continued development of proved and probable reserves, and an extensive inventory of exploration opportunities. Pursuant to the terms and conditions of the agreement and plan of merger, we paid total merger consideration of approximately $935 million in cash and issued approximately 11.3 million common shares, valued at $63.52 per share. The per share value of the Stone common shares issued was calculated as the average of Stone’s closing share price for the two days prior to through the two days after the merger announcement date of April 30, 2008. The cash component of the merger consideration was funded with approximately $510 million of cash on hand and $425 million of borrowings from our amended and restated bank credit facility. The revenues and expenses associated with Bois d’Arc have been included in Stone’s consolidated financial statements since August 28, 2008, the date the acquisition closed.

•	Amended Credit Facility — In connection with the acquisition of Bois d’Arc on August 28, 2008, we entered into an amended and restated bank credit facility of $700 million, maturing on July 1, 2011, through a syndicated bank group. The new facility currently has a borrowing base of $625 million. See “Liquidity and Capital Resources — Bank Credit Facility” below for additional information regarding the amended and restated credit facility.

•	Hurricanes — Hurricanes Gustav and Ike caused significant disruption in our operations for the third and fourth quarters of 2008 resulting in production deferrals approximating 18.1 Bcfe and significant damage to our offshore facilities. We estimate the incremental uninsured plug and abandonment cost resulting from the hurricanes could exceed $75 million, allocated over several years.

•	Declining Commodity Prices — During the fourth quarter of 2008, we experienced a significant decline in oil and natural gas prices which resulted in a ceiling test write-down of $1.3 billion and goodwill impairment of $466.0 million.
   2009 Outlook.
     Our 2009 capital expenditures budget is approximately $300 million excluding acquisitions and capitalized interest and general and administrative expenses. Approximately 75% of the capital expenditures budget is expected to be spent on our GOM exploitation program, supporting facilities, and abandonment projects. The remaining budgeted capital expenditures include GOM exploration drilling (shelf and deep water), GOM lease sale expenditures, seismic and reprocessing projects, and acreage acquisition and drilling in Appalachia.

   Known Trends and Uncertainties.
     Credit Crisis — Beginning in the second half of 2008 and continuing into 2009, world financial markets experienced a severe reduction in the availability of credit. It is difficult to predict the impact of this condition on us in future quarters. Possible negative impacts could include a substantial decrease in the availability of borrowings under our credit facility, a need to repay borrowings sooner than expected, an increased counterparty credit risk on our derivatives contracts and under our bank credit facility and the requirement by contractual counterparties of us to post collateral guaranteeing performance.
     Declining Commodity Prices — We have experienced a significant decline in oil and natural gas prices in the last several months. This has resulted in a ceiling test write-down of our oil and gas properties and goodwill impairment in the fourth quarter of 2008. It has also caused a reduction in our planned capital expenditures budget for 2009. Should these restrained pricing conditions persist it could severely impact future cash flows, substantially reduce the available borrowings under our credit facility, constrain capital budgets beyond 2009 and result in additional ceiling test write-downs and impairments.
     Bank Credit Facility Borrowing Base Redetermination — As of February 23, 2009, we had $153.9 million of borrowing base availability under our bank credit facility. Our next redetermination is scheduled to be completed by May 2009. Given the current conditions in the credit markets and lower commodity prices (see discussions above), we believe it is likely that the borrowing base under our bank credit facility will be reduced and that the reduction could be substantial. If our borrowing base is reduced below any outstanding balances under our bank credit facility plus any outstanding letters of credit, our bank credit facility allows us one of three options to cure the borrowing base deficiency: (1) repay amounts outstanding sufficient to cure the deficiency within 10 days after our written election to do so; (2) add additional oil and gas properties acceptable to the banks to the borrowing base and take such actions necessary to grant the banks a mortgage in the properties within thirty days after our written election to do so or (3) arrange to pay the deficiency in monthly installments over ninety days or some longer period acceptable to the banks not to exceed six months.
     Gulf Coast Basin Reserve Replacement — We have faced challenges in replacing production in the Gulf Coast Basin at a reasonable unit cost. Our recent acquisition of Bois d’Arc as well as our successful participation in offshore lease sales has provided us with an improved inventory of quality drilling projects. However, a constrained capital budget caused by falling commodity prices will make it difficult to replace reserves in 2009.
     Louisiana Franchise Taxes — We have been involved in litigation with the state of Louisiana over the proper computation of franchise taxes allocable to the state. This litigation relates to the state’s position that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to Louisiana for purposes of computing franchise taxes. We disagree with the state’s position. However, if the state’s position were to be upheld, we could incur additional expense for alleged underpaid franchise taxes in prior years and higher franchise tax expense in future years. See “Item 3. Legal Proceedings.” As of December 31, 2008, the state of Louisiana had asserted claims of additional franchise taxes in the amount of $9.0 million plus accrued interest of $4.2 million. There are two open franchise tax years which the state has not yet audited.
     Hurricanes — Since the majority of our production originates in the Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production. In 2008, we experienced deferrals of production due to Hurricanes Gustav and Ike of approximately 18.1 Bcfe. In 2007, 2006 and 2005, we experienced deferrals of production due to Hurricanes Katrina and Rita of approximately 3.6 Bcfe, 15.6 Bcfe and 16.4 Bcfe, respectively. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes is becoming more difficult to obtain. We have already narrowed our insurance coverage to selected properties and expect rates to rise to reflect underwriters’ losses incurred from the recent hurricanes.
     Asset Retirement Obligations and Accretion — Due to falling commodity prices and hurricanes, the timing on a substantial portion of our asset retirement obligations was revised in the fourth quarter of 2008 leading to a redetermination of the present value of these obligations. In this redetermination, our credit adjusted risk free interest rate was increased to account for current credit conditions. This will result in a material increase in accretion expense in the future.
     Regulatory Inquiries and Stockholder Lawsuits — We have been named as a defendant in certain regulatory inquiries and stockholder lawsuits resulting from our reserve restatement. The ultimate resolution of these matters and their impact on us is uncertain. See “Item 3. Legal Proceedings.”

Liquidity and Capital Resources
     Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $522.5 million during 2008 compared to $465.2 million and $399.0 million in 2007 and 2006, respectively. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2009 capital expenditures with cash flow provided by operating activities.
     Net cash flow used in investing activities totaled $1.4 billion during the year ended December 31, 2008, which primarily represents cash used in the acquisition of Bois d’Arc and our investment in oil and natural gas properties. Net cash flow provided by investing activities totaled $344.8 million during the year ended December 31, 2007, which primarily represents proceeds received from the sale of substantially all of our Rocky Mountain Region properties offset by our investment in oil and natural gas properties. Net cash flow used in investing activities totaled $660.5 million during 2006, which primarily represents our investment in oil and natural gas properties.
     Net cash flow provided by financing activities totaled $428.4 million during the year ended December 31, 2008, which primarily represents borrowings under our bank credit facility in conjunction with our acquisition of Bois d’Arc and proceeds from the exercise of stock options and vesting of restricted stock. Net cash flow used in financing activities totaled $393.7 million during the year ended December 31, 2007, which primarily represents the redemption of our Senior Floating Rate Notes due 2010 and repayments of borrowings under our bank credit facility. Net cash flow provided by financing activities totaled $240.6 million for the year ended December 31, 2006, which primarily represents proceeds from the issuance of our Senior Floating Rate Notes due 2010, borrowings net of repayments under our bank credit facility and proceeds from the exercise of stock options.
     We had working capital at December 31, 2008 of $123.3 million. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. “Liquidity” is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities. See “Bank Credit Facility.”
     Our 2009 capital expenditures budget, excluding acquisitions, capitalized interest and general and administrative expenses, is approximately $300 million, or 20% less than our 2008 capital expenditures, excluding acquisitions and capitalized interest and general and administrative expenses. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2009 capital program with cash flow provided by operating activities.
     To the extent that 2009 cash flow from operating activities exceeds our estimated 2009 capital expenditures, we may pay down a portion of our existing debt, expand our capital budget, repurchase shares of common stock, or invest in the money markets. If cash flow from operating activities during 2009 is not sufficient to fund estimated 2009 capital expenditures we may use the liquidity provided by our bank credit facility to the extent available, sell certain select properties, or reduce our capital budget. See “Known Trends and Uncertainties” and “— Bank Credit Facility.”
     We do not budget acquisitions; however, we are continually evaluating opportunities that fit our specific acquisition profile. See “Item 1. Business — Strategy and Operational Overview.” Any one or a combination of certain of these possible transactions could fully utilize our existing sources of capital. Although we have no current plans to access the public markets for purposes of capital, if the opportunity arose, we would consider such funding sources to provide capital in excess of what is currently available to us.
     Bank Credit Facility. At December 31, 2008, we had $425 million of outstanding borrowings under our bank credit facility and letters of credit totaling $46.1 million had been issued under the facility. As of February 23, 2009, after accounting for the $46.1 million of letters of credit, we had $153.9 million of borrowings available under the credit facility.
     On August 28, 2008, we entered into an amended and restated bank credit facility totaling $700 million, maturing on July 1, 2011, through a syndicated bank group led by Bank of America, N.A., BNP Paribas, Natixis, The Bank of Nova Scotia, Capital One, N.A. and Toronto Dominion (Texas) LLC. The new facility had an initial borrowing base of $700 million and replaced the previous $300 million facility. In early December 2008, we received notice from our bank group that the borrowing base under our bank credit facility was reduced from $700 million to $625 million. At December 31, 2008, the weighted average interest rate under the credit facility was approximately 3.8%. The facility is required to be guaranteed by all of our material direct and indirect subsidiaries. The facility is guaranteed by Stone Energy Offshore, L.L.C. (“Stone Offshore”), a wholly owned subsidiary of Stone that holds the assets acquired in the Bois d’Arc transaction.

     The borrowing base under the credit facility is redetermined semi-annually, in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. See “Item 1A. Risk Factors — The continuing financial crisis may impact our business and financial condition. We may not be able to obtain funding in the capital markets on terms we find acceptable, or obtain funding under our current bank credit facility because of the deterioration of the capital and credit markets and our borrowing base.”
     The credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At Stone’s option, loans under the credit facility will bear interest at a rate based on the adjusted London Interbank Offering Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin.
     Under the financial covenants of our credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (ii) maintain a ratio of EBITDA to consolidated Net Interest, as defined in the credit agreement, for the preceding four quarterly periods of not less than 3.0 to 1.0. As of December 31, 2008 our debt to EBITDA Ratio was 1.39 to 1 and our EBITDA to consolidated Net Interest Ratio was approximately 249 to 1. In addition, the credit facility places certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases.
     Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through December 31, 2008, 200,000 shares had been repurchased under this program at a total cost of $6.7 million.
     Hedging. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk — Commodity Price Risk.”
Contractual Obligations and Other Commitments
     The following table summarizes our significant contractual obligations and commitments, other than hedging contracts, by maturity as of December 31, 2008 (in thousands):

		Less
		than		4-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Contractual Obligations and Commitments:
8 1/4% Senior Subordinated Notes due 2011	$200,000	$—	$200,000	$—	$—
6 3/4% Senior Subordinated Notes due 2014	200,000	—	—	—	200,000
Bank credit facility (1)	425,000	—	425,000	—	—
Interest and commitment fees (2)	171,653	47,015	84,730	27,000	12,908
Asset retirement obligations including accretion	702,746	70,709	53,616	113,934	464,487
Rig commitments	28,525	28,525	—	—	—
Long-lead items (3)	8,200	8,200	—	—	—
Seismic data commitments (4)	5,162	5,162	—	—	—
Operating lease obligations	2,117	793	1,184	140	—

Total Contractual Obligations and Commitments	$1,743,403	$160,404	$764,530	$141,074	$677,395

(1)	The bank credit facility matures on July 1, 2011. See “Liquidity and Capital Resources — Bank Credit Facility” above.

(2)	Assumes 3.8% interest rate on the bank credit facility and 0.5% fee on unused commitments. See “Liquidity and Capital Resources — Bank Credit Facility” above.

(3)	Represents commitment to purchase tubulars for 2009 drilling program.

(4)	Represents pre-commitments for seismic data purchases.

Results of Operations
     2008 Compared to 2007. The following table sets forth certain operating information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and gas reserves. See “Item 2. Properties — Oil and Natural Gas Reserves.”

	Year Ended December 31,
	2008	2007	Variance	% Change
Production:
Oil (MBbls)	4,916	6,088	(1,172)	(19%)
Natural gas (MMcf)	34,409	45,088	(10,679)	(24%)
Oil and natural gas (MMcfe)	63,903	81,617	(17,714)	(22%)
Average prices: (1)
Oil (per Bbl)	$93.79	$69.68	$24.11	35%
Natural gas (per Mcf)	9.78	7.30	2.48	34%
Oil and natural gas (per Mcfe)	12.48	9.23	3.25	35%
Expenses (per Mcfe):
Lease operating expenses	$2.68	$1.83	$0.85	46%
Salaries, general and administrative expenses (2)	0.68	0.41	0.27	66%
DD&A expense on oil and gas properties	4.45	3.67	0.78	21%
Estimated Proved Reserves at December 31:
Oil (MBbls)	36,564	31,586	4,978	16%
Natural gas (MMcf)	299,554	213,083	86,471	41%
Oil and natural gas (MMcfe)	518,935	402,598	116,337	29%

(1)	Includes the settlement of effective hedging contracts.

(2)	Exclusive of incentive compensation expense.
     For the year ended 2008, we reported a net loss totaling $1,137.2 million, or $35.58 per share, compared to net income for the year ended December 31, 2007 of $181.4 million, or $6.54 per share. All per share amounts are on a diluted basis. On August 28, 2008, we completed our acquisition of Bois d’Arc. The revenues and expenses associated with Bois d’Arc have been included in Stone’s consolidated financial statements since August 28, 2008.
     We follow the full cost method of accounting for oil and gas properties. At the end of 2008, we recognized ceiling test write-downs of our oil and gas properties (United States and China) totaling $1,309.4 million ($851.1 million after taxes). At the end of 2007, we recognized a ceiling test write-down of our China oil and gas properties totaling $8.2 million ($5.5 million after taxes). The write-downs did not impact our cash flow from operations but did reduce net income and stockholders’ equity. At December 31, 2008, approximately $157.8 million of unevaluated costs were determined to be impaired and were reclassified to proved oil and gas properties and included in our ceiling test computation.
     The 2008 net loss includes a goodwill impairment charge totaling $466.0 million (no tax effect). The goodwill impairment charge did not impact our cash flow from operations but did reduce net income and stockholders’ equity. The goodwill related to our acquisition of Bois d’Arc.
     Included in 2007 net income before income taxes is a $59.8 million gain ($40.1 million after taxes) on the sale of our Rocky Mountain Region properties, representing the excess of the proceeds from the sale over the carrying value of the oil and gas properties and other assets sold and transaction costs.
     The variance in annual results was also due to the following components:
     Production. 2008 production totaled 4,916,000 barrels of oil and 34.4 Bcf of natural gas compared to 6,088,000 barrels of oil and 45.1 Bcf of natural gas produced during 2007, a decrease on a gas equivalent basis of 17.7 Bcfe. 2008 total production rates were negatively impacted by extended Gulf Coast shut-ins due to Hurricanes Gustav and Ike, amounting to volumes of approximately 18.1 Bcfe (50 MMcfe per day). Slightly offsetting this decrease was the production associated with our Bois d’Arc acquisition, which closed on August 28, 2008, totaling approximately 6.4 Bcfe through December 31, 2008. 2007 total production rates were negatively impacted by extended Gulf Coast shut-ins due to Hurricanes Katrina and Rita, amounting to volumes of approximately 3.6 Bcfe (10 MMcfe per day). Without the effects of the hurricane production deferrals, year to year total production volumes decreased approximately 3.2 Bcfe. The decrease was primarily the result of the sale of substantially all of our Rocky Mountain Region properties on June 29, 2007 and the divestiture of non-core Gulf of Mexico properties in the first quarter of 2008. Rocky Mountain Region production was 6.6 Bcfe for the year ended December 31, 2007.

     Prices. Prices realized during 2008 averaged $93.79 per barrel of oil and $9.78 per Mcf of natural gas compared to 2007 average realized prices of $69.68 per barrel of oil and $7.30 per Mcf of natural gas. On a gas equivalent basis, average 2008 prices were 35% higher than prices realized during 2007. All unit pricing amounts include the settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the years ended December 31, 2008 and 2007, our effective hedging transactions increased our average realized natural gas prices by $0.44 per Mcf and $0.23 per Mcf, respectively. Average realized oil prices were decreased during the years ended December 31, 2008 and 2007 by $7.01 per barrel and $0.42 per barrel, respectively.
     Income. Oil and natural gas revenue increased 6% to $797.7 million in 2008 from $753.3 million during 2007. The increase was due to a 35% increase in average realized prices on a gas equivalent basis, partially offset by a 22% decline in production volumes. Oil and natural gas revenue related to the properties acquired from Bois d’Arc totaled $47.3 million from August 28, 2008 through December 31, 2008. We sold substantially all of our Rocky Mountain Region properties on June 29, 2007. Rocky Mountain Region oil and natural gas revenue amounted to $47.4 million for the year ended December 31, 2007.
     Derivative Income/Expense. During 2008, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. During the second half of 2008, as a result of extended shut-ins of production after Hurricanes Gustav and Ike, our September 2008 crude oil and natural gas production levels were below the volumes that we had hedged. Consequently, some of our crude oil and natural gas hedges for September 2008 were deemed to be ineffective. Net derivative income for the year ended December 31, 2008, totaled $3.3 million, consisting of $0.7 million of cash settlements on the ineffective derivative contracts, $4.5 million of changes in the fair market value of the ineffective portion of derivative contracts, less $1.9 million of amortization of the cost of puts. During 2007, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Net derivative expense for the year ended December 31, 2007 totaled $0.7 million, representing changes in the fair market value of the ineffective portion of the derivatives.
     Expenses. During 2008, we incurred lease operating expenses of $171.1 million, compared to $149.7 million incurred during 2007. The increase in lease operating expenses is primarily the result of increased service costs and the acquisition of the Bois d’Arc properties. Included in lease operating expenses from August 28, 2008 through December 31, 2008 are $28.6 million of expenses for the properties acquired from Bois d’Arc. On a unit of production basis, 2008 lease operating expenses were $2.68 per Mcfe as compared to $1.83 per Mcfe for 2007, primarily a result of the production disruption from Hurricanes Gustav and Ike and increased service costs. Partially offsetting the increase in lease operating expenses was the sale of our Rocky Mountain Region properties in June 2007. Rocky Mountain Region lease operating expenses totaled $10.0 million for the year ended December 31, 2007.
     Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for 2008 totaled $284.7 million, or $4.45 per Mcfe, compared to DD&A expense of $299.2 million, or $3.67 per Mcfe in 2007. The increase in 2008 DD&A on a unit basis is attributable to the unit cost of current year net reserve additions (including future development costs) exceeding the per unit amortizable base as of the beginning of the year.
     During 2008 and 2007, salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) totaled $43.5 million and $33.6 million, respectively. The increase in SG&A expenses in 2008 is primarily due to additional compensation expense associated with restricted stock issuances, higher legal fees, and the expensing of deferred financing costs associated with our amended credit facility. Included in 2007 SG&A expenses are severance and retention payments of $2.1 million made to employees in our Denver District in connection with the sale of substantially all of our Rocky Mountain Region properties in June 2007 and the resulting discontinuation of operations of such district. Total 2007 SG&A expenses for the Denver District were $3.8 million.
     Interest expense for 2008 totaled $13.2 million, net of $26.4 million of capitalized interest, compared to interest of $32.1 million, net of $16.2 million of capitalized interest, during 2007. The decrease in interest expense in 2008 primarily relates to the redemption of our Senior Floating Rate Notes due 2010 in August 2007. The decrease also results from an increase in capitalized interest related to unevaluated properties acquired from Bois d’Arc on August 28, 2008.
     For the years ended December 31, 2008 and 2007, production taxes totaled $8.0 million and $9.9 million, respectively. The decrease in production taxes resulted from the sale of substantially all of our Rocky Mountain Region properties in June 2007. Rocky Mountain Region production taxes totaled $4.0 million for the year ended December 31, 2007.
     We estimate that we have incurred $7.0 million of current federal income tax expense for calendar year 2008. We have a $31.2 million current income tax receivable at December 31, 2008 as a result of current year estimated tax payments exceeding our current estimated federal income tax liability. Our previous estimate of current taxes was adjusted downward primarily as a result of production deferrals associated with the hurricanes as well as a decline in commodity prices.

     Asset Retirement Obligations. Due to falling commodity prices and hurricanes, the timing on a substantial portion of our asset retirement obligations was revised in the fourth quarter of 2008 leading to a redetermination of the present value of these obligations. In this redetermination, our credit adjusted risk free interest rate was increased to account for current credit conditions, resulting in a significant downward revision to our asset retirement obligations of approximately $87.6 million.
     Reserves. At December 31, 2008, our estimated proved oil and gas reserves totaled 518.9 Bcfe, compared to December 31, 2007 reserves of 402.6 Bcfe. The increase in estimated proved reserves during 2008 was primarily the result of the acquisition of Bois d’Arc in August 2008. Estimated proved natural gas reserves totaled 299.6 Bcf and estimated proved oil reserves totaled 36.6 MMBbls at the end of 2008. The reserve estimates at December 31, 2008 were prepared by Netherland, Sewell & Associates, Inc. in accordance with guidelines established by the SEC.
     Our standardized measure of discounted future net cash flows was $793.1 million and $1.5 billion at December 31, 2008 and 2007, respectively. You should not assume that these estimates of future net cash flows represent the fair value of our estimated oil and natural gas reserves. As required by the SEC, we determine these estimates of future net cash flows using market prices for oil and gas on the last day of the fiscal period. The average year-end oil and gas prices net of differentials on all of our properties used in determining these amounts, excluding the effects of hedges in place at year-end, were $39.70 per barrel and $5.87 per Mcf for 2008 and $94.63 per barrel and $7.27 per Mcf for 2007.
     2007 Compared to 2006. The following table sets forth certain operating information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and gas reserves. See “Item 2. Properties — Oil and Natural Gas Reserves.”

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
     Included in 2007 net income before income taxes is a $59.8 million gain ($40.1 million after taxes) on the sale of our Rocky Mountain Region properties, representing the excess of the proceeds from the sale over the carrying value of the oil and gas properties and other assets sold and transaction costs.
     We follow the full cost method of accounting for oil and gas properties. At the end of 2007, we recognized a ceiling test write-down of our China oil and gas properties totaling $8.2 million ($5.5 million after taxes). At the end of 2006, we recognized a ceiling test write-down of our U.S. oil and gas properties totaling $510.0 million ($330.5 million after taxes). The write-downs did not impact our cash flow from operations but did reduce net income and stockholders’ equity.
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
     The variance in annual results was also due to the following components:
     Production. 2007 production totaled 6,088,000 barrels of oil and 45.1 Bcf of natural gas compared to 5,593,000 barrels of oil and 43.5 Bcf of natural gas produced during 2006, an increase on a gas equivalent basis of 4.6 Bcfe. 2007 and 2006 total production rates were negatively impacted by extended Gulf Coast shut-ins due to Hurricanes Katrina and Rita, amounting to volumes of approximately 3.6 Bcfe (10 MMcfe per day) and 15.6 Bcfe (43 MMcfe per day), respectively. Without the effects of the hurricane production deferrals, year to year total production volumes decreased approximately 7.5 Bcfe. The decrease was primarily the result of the sale of substantially all of our Rocky Mountain Region properties on June 29, 2007. Rocky Mountain Region production was 11.9 Bcfe for the year ended December 31, 2006 and 6.6 Bcfe for the year ended December 31, 2007.
     Prices. Prices realized during 2007 averaged $69.68 per barrel of oil and $7.30 per Mcf of natural gas compared to 2006 average realized prices of $62.40 per barrel of oil and $7.75 per Mcf of natural gas. On a gas equivalent basis, average 2007 prices were 4% higher than prices realized during 2006. All unit pricing amounts include the settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the years ended December 31, 2007 and 2006, our effective hedging transactions increased our average realized natural gas prices by $0.23 per Mcf and $0.85 per Mcf, respectively. Average realized oil prices were decreased during the year ended December 31, 2007 by $0.42 per barrel and were increased by $0.02 per barrel for the year ended December 31, 2006.
     Income. As a result of 4% higher realized prices on a gas equivalent basis and a 6% increase in production volumes for the year, oil and natural gas revenue increased 10% to $753.3 million in 2007 from $686.3 million during 2006. Rocky Mountain Region year ended December 31, 2007 oil and natural gas revenue amounted to $47.4 million, representing 6% of total company oil and natural gas revenue for such period.
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
     DD&A expense on oil and gas properties for 2007 totaled $299.2 million, or $3.67 per Mcfe, compared to DD&A expense of $316.8 million, or $4.11 per Mcfe in 2006. At December 31, 2006, we recorded a ceiling test write-down, which reduced our net investment in oil and gas properties and resulted in a reduction of the going forward unit cost of DD&A of $0.86 per Mcfe.

     During 2007 and 2006, SG&A expenses (exclusive of incentive compensation) totaled $33.6 million and $34.3 million, respectively. Included in 2007 SG&A are severance and retention payments of $2.1 million made to employees in our Denver District in connection with the sale of substantially all of our Rocky Mountain Region properties in June 2007 and the resulting discontinuation of operations of such district. Total 2007 SG&A expenses for the Denver District were $3.8 million. Exclusive of the $2.1 million severance and retention payments, 2007 Denver District SG&A represented 5.5% of total company SG&A.
     Interest expense for 2007 totaled $32.1 million, net of $16.2 million of capitalized interest, compared to interest expense of $35.9 million, net of $18.2 million of capitalized interest, during 2006. In June 2007, a portion of the proceeds from the sale of substantially all of our Rocky Mountain Region properties was used to pay down all outstanding borrowings under our bank credit facility resulting in a decrease in interest expense for the year ended December 31, 2007.
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
     We estimated that we incurred $95.6 million of current federal and state income tax expense for calendar year 2007 of which $57.6 million was unpaid through December 31, 2007.
     Reserves. At December 31, 2007, our estimated proved oil and gas reserves totaled 402.6 Bcfe, compared to December 31, 2006 reserves of 590.9 Bcfe. The decrease in estimated proved reserves during 2007 was primarily the result of the sale of substantially all of our Rocky Mountain Region properties in June 2007. Estimated proved natural gas reserves totaled 213.1 Bcf and estimated proved oil reserves totaled 31.6 MMBbls at the end of 2007. The reserve estimates at December 31, 2007 were prepared by Netherland, Sewell & Associates, Inc. in accordance with guidelines established by the SEC.
     Our standardized measure of discounted future net cash flows was $1.5 billion and $1.2 billion at December 31, 2007 and 2006, respectively. You should not assume that these estimates of future net cash flows represent the fair value of our estimated oil and natural gas reserves. As required by the SEC, we determine these estimates of future net cash flows using market prices for oil and gas on the last day of the fiscal period. The average year-end oil and gas prices net of differentials on all of our properties used in determining these amounts, excluding the effects of hedges in place at year-end, were $94.63 per barrel and $7.27 per Mcf for 2007 and $56.90 per barrel and $5.39 per Mcf for 2006.
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
Accounting Matters and Critical Accounting Policies
     Fair Value Measurements. We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The net effect of the implementation of SFAS No. 157 on our financial statements was immaterial.
     As of December 31, 2008, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. Additionally, fair value concepts were applied in the recording of assets and liabilities acquired in the Bois d’Arc transaction.
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

     Business Combinations and Goodwill. Our 2008 accounting for the acquisition of Bois d’Arc was governed by the accounting concepts of SFAS No. 141, “Business Combinations.” This standard requires the application of the purchase method of accounting and requires the application of fair value concepts in determining the cost of the acquired entity and allocating that cost to assets acquired (including goodwill) and liabilities assumed. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the testing for impairment of goodwill at least annually. It establishes a two-step methodology for determining impairment that begins with an estimation of the fair value of the reporting unit. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. This authoritative guidance provided the framework for the determination of our goodwill impairment at December 31, 2008.
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
     Full Cost Method. We follow the full cost method of accounting for our oil and gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs, including certain related employee and general and administrative costs (less any reimbursements for such costs) and interest incurred for the purpose of acquiring and finding oil and gas are capitalized. Unevaluated property costs are excluded from the amortization base until we have made a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to the full cost pool and thereby subject to amortization. Sales of oil and gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.
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
     U.S. generally accepted accounting principles allow the option of two acceptable methods for accounting for oil and gas properties. The successful efforts method is the allowable alternative to the full cost method. The primary differences between the two methods are in the treatment of exploration costs and in the computation of DD&A. Under the full cost method, all exploratory costs are capitalized while under the successful efforts method exploratory costs associated with unsuccessful exploratory wells and all geological and geophysical costs are expensed. Under full cost accounting, DD&A is computed on cost centers represented by entire countries while under successful efforts cost centers are represented by properties, or some reasonable aggregation of properties with common geological structural features or stratigraphic condition, such as fields or reservoirs.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Commodity Price Risk
     Our major market risk exposure continues to be the pricing applicable to our oil and natural gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility could adversely affect our revenues, cash flows and profitability. Price volatility is expected to continue. Assuming a 10% decline in realized oil and natural gas prices, including the effects of hedging contracts, we estimate our diluted net loss per share for 2008 would have increased approximately $1.91 per share. In order to manage our exposure to oil and natural gas price declines, we occasionally enter into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future production. Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors.
     We have entered into zero-premium collars and fixed-price swaps with various counterparties for a portion of our expected 2009 and 2010 oil and natural gas production from the Gulf Coast Basin. The natural gas collar settlements are based on an average of NYMEX prices for the last three days of a respective month. The oil collar settlements are based upon an average of the NYMEX closing price for West Texas Intermediate (“WTI”) during the entire calendar month. The collar contracts require payments to the counterparties if the average price is above the ceiling price or payment from the counterparties if the average price is below the floor price. Some of our fixed-price gas swap settlements are based on an average of NYMEX prices for the last three days of a respective month and some are based on the NYMEX price for the last day of a respective month. The fixed-price oil swap settlements are based upon an average of the NYMEX closing price for WTI during the entire calendar month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price.

     The following tables show our hedging positions as of February 23, 2009:

	Zero-Premium Collars
	Natural Gas			Oil
	Daily			Daily
	Volume	Floor	Ceiling	Volume	Floor	Ceiling
	(MMBtus/d)	Price	Price	(Bbls/d)	Price	Price
2009	20,000	$8.00	$14.30	3,000	$80.00	$135.00
2009	20,000	9.00	14.63

	Fixed-Price Swaps
	Natural Gas		Oil
	Daily		Daily
	Volume	Swap	Volume	Swap
	(MMBtus/d)	Price	(Bbls/d)	Price
2009	20,000	$10.15	2,000	$107.90
2010	20,000	6.97	2,000	63.00
2010	30,000	6.50
     We believe these positions have hedged approximately 40% to 45% of our estimated 2009 production and 25% to 32% of our estimated 2010 production.
     Interest Rate Risk
     We had long-term debt outstanding of $825 million at December 31, 2008, of which $400 million, or approximately 48%, bears interest at fixed rates. The $400 million of fixed-rate debt is comprised of $200 million of 8 1/4% Senior Subordinated Notes due 2011 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. At December 31, 2008, the remaining $425 million of our outstanding long-term debt bears interest at a floating rate and consists of borrowings outstanding under our bank credit facility. At December 31, 2008, the weighted average interest rate under our bank credit facility was approximately 3.8%. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. Assuming a 200 basis point increase in market interest rates during 2008 our interest expense, net of capitalization, would have increased approximately $0.4 million, net of taxes, resulting in a $.01 per diluted share increase in our reported net loss.
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
     Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer believe:
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
     Changes in Internal Control Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined by the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2008. Ernst and Young LLP, an independent public accounting firm, has issued their report on the Company’s internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
Stone Energy Corporation
We have audited Stone Energy Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stone Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Stone Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stone Energy Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity, and comprehensive income for each of the three years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
New Orleans, Louisiana
February 26, 2009

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     See “Item 4A. Executive Officers of the Registrant” for information regarding our executive officers.
     Additional information required by Item 10, including information regarding our audit committee financial experts, is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be held on May 28, 2009. The Company has made available free of charge on its Internet Web Site (www.StoneEnergy.com) the Code of Business Conduct and Ethics applicable to all employees of the Company including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be held on May 28, 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be held on May 28, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be held on May 28, 2009.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be held on May 28, 2009.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements:
The following consolidated financial statements, notes to the consolidated financial statements and the Report of Independent Registered Public Accounting Firm thereon are included beginning on page F-1 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2008 and 2007
Consolidated Statement of Operations for the three years in the period ended December 31, 2008
Consolidated Statement of Cash Flows for the three years in the period ended December 31, 2008
Consolidated Statement of Changes in Stockholders’ Equity for the three years in the period ended December 31, 2008
Consolidated Statement of Comprehensive Income for the three years in the period ended December 31, 2008
Notes to the Consolidated Financial Statements
2.	Financial Statement Schedules:
All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.
3.	Exhibits:

2.1	Agreement and Plan of Merger, by and among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and Bois d’Arc Energy, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

2.2	Stockholder Agreement, by and among Stone Energy Corporation and Comstock Resources, Inc., dated as of April 30, 2008 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated April 30, 2008 (File No. 001-12074)).

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank dated December 10, 2001 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-81380)).

4.2	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004.)

4.3	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank dated December 10, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 27, 2008 (File No. 001-12074)).

4.4	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 27, 2008 (File No. 001-12074)).

†10.1	Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.2	Stone Energy Corporation 2004 Amended and Restated Stock Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107440)).

†10.3	Stone Energy Corporation Revised (2005) Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.4	Stone Energy Corporation Amended and Restated Revised Annual Incentive Compensation Plan, dated November 14, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-12074)).

†10.5	Stone Energy Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.6	Adoption Agreement between Fidelity Management Trust Company and Stone Energy Corporation for the Stone Energy Corporation Deferred Compensation Plan dated December 1, 2004 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.7	Letter Agreement dated May 19, 2005 between Stone Energy Corporation and Kenneth H. Beer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 24, 2005 (File No. 001-12074)).

*†10.8	Letter Agreement dated December 2, 2008 between Stone Energy Corporation and David H. Welch.

†10.9	Letter Agreement dated June 28, 2007 between Stone Energy Corporation and Richard L. Smith (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 28, 2007 (File No. 001-12074)).

10.10	$700,000,000 Second Amended and Restated Credit Agreement between Stone Energy Corporation and the financial institutions named therein, dated August 28, 2008 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-12074)).

10.11	Amended and Restated Security Agreement, dated as of August 28, 2008, among Stone Energy Corporation and the other Debtors parties hereto in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-12074)).

† 10.12	Stone Energy Corporation Executive Change of Control and Severance Plan (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

† 10.13	Stone Energy Corporation Employee Change of Control Severance Plan (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

† 10.14	Stone Energy Corporation Executive Change in Control Severance Policy (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Netherland, Sewell & Associates, Inc.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ENERGY CORPORATION
Date: February 26, 2009	By:	/s/ David H. Welch
David H. Welch
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David H. Welch	President, Chief Executive Officer	February 26, 2009

David H. Welch	and Director
(principal executive officer)

/s/ Kenneth H. Beer	Senior Vice President and	February 26, 2009

Kenneth H. Beer	Chief Financial Officer
(principal financial officer)

/s/ J. Kent Pierret	Senior Vice President, Chief	February 26, 2009

J. Kent Pierret	Accounting Officer and Treasurer
(principal accounting officer)

/s/ Robert A. Bernhard	Director	February 26, 2009

Robert A. Bernhard

/s/ George R. Christmas	Director	February 26, 2009

George R. Christmas

/s/ B.J. Duplantis	Director	February 26, 2009

B.J. Duplantis

/s/ Peter D. Kinnear	Director	February 26, 2009

Peter D. Kinnear

/s/ John P. Laborde	Director	February 26, 2009

John P. Laborde

/s/ Richard A. Pattarozzi	Director	February 26, 2009

Richard A. Pattarozzi

/s/ Donald E. Powell	Director	February 26, 2009

Donald E. Powell

/s/ Kay G. Priestly	Director	February 26, 2009

Kay G. Priestly

/s/ David R. Voelker	Director	February 26, 2009

David R. Voelker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
Stone Energy Corporation
We have audited the accompanying consolidated balance sheets of Stone Energy Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity, and comprehensive income for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone Energy Corporation as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stone Energy Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 26, 2009

STONE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET
(Amounts in thousands of dollars, except per share amounts)

	December 31,
Assets	2008	2007
Current assets:
Cash and cash equivalents	$68,137	$475,126
Accounts receivable	151,641	186,853
Fair value of hedging contracts	136,072	2,163
Deferred tax asset	—	9,039
Current income tax receivable	31,183	—
Inventory	35,675	—
Other current assets	1,413	521

Total current assets	424,121	673,702

Oil and gas properties — United States — full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $3,766,676 and $2,158,327, respectively	1,130,583	1,001,179
Unevaluated	493,738	150,568
Oil and gas properties — China — full cost method of accounting:
Unevaluated, net of accumulated depreciation, depletion and amortization of $0 and $8,164, respectively	—	29,565
Building and land, net of accumulated depreciation of $1,666 and $1,497, respectively	5,615	5,667
Fixed assets, net of accumulated depreciation of $16,742 and $14,575, respectively	5,326	5,584
Other assets, net of accumulated depreciation and amortization of $5,891 and $3,802, respectively	46,620	23,338
Goodwill	—	—

Total assets	$2,106,003	$1,889,603

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$144,016	$88,801
Undistributed oil and gas proceeds	37,882	37,743
Fair value of hedging contracts	—	18,968
Deferred taxes	32,416	—
Asset retirement obligations	70,709	44,180
Current income taxes payable	—	57,631
Other current liabilities	15,759	13,934

Total current liabilities	300,782	261,257
Long-term debt	825,000	400,000
Deferred taxes	193,924	89,665
Asset retirement obligations	186,146	245,610
Fair value of hedging contracts	1,221	—
Other long-term liabilities	11,751	7,269

Total liabilities	1,518,824	1,003,801

Minority interest	87	—

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 39,430,637 and 27,767,631 shares, respectively	394	278
Treasury stock (16,582 and 22,382 shares, respectively, at cost)	(860)	(1,161)
Additional paid-in capital	1,257,633	515,055
Retained earnings (deficit)	(754,987)	382,365
Accumulated other comprehensive income (loss)	84,912	(10,735)

Total stockholders’ equity	587,092	885,802

Total liabilities and stockholders’ equity	$2,106,003	$1,889,603

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands of dollars, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Operating revenue:
Oil production	$461,050	$424,205	$348,979
Gas production	336,665	329,047	337,321
Derivative income, net	3,327	—	2,688

Total operating revenue	801,042	753,252	688,988

Operating expenses:
Lease operating expenses	171,107	149,702	159,043
Production taxes	7,990	9,945	13,472
Depreciation, depletion and amortization	288,384	302,739	320,696
Write-down of oil and gas properties	1,309,403	8,164	510,013
Goodwill impairment	465,985	—	—
Accretion expense	17,392	17,620	12,391
Salaries, general and administrative expenses	43,504	33,584	34,266
Incentive compensation expense	2,315	5,117	4,356
Derivative expenses, net	—	666	—

Total operating expenses	2,306,080	527,537	1,054,237

Gain on Rocky Mountain Region properties divestiture	—	59,825	—

Income (loss) from operations	(1,505,038)	285,540	(365,249)

Other (income) expenses:
Interest expense	13,243	32,068	35,931
Interest income	(11,250)	(12,135)	(2,524)
Other income, net	(5,877)	(5,657)	(4,657)
Merger expense reimbursement	—	—	(51,500)
Merger expenses	—	—	50,029
Early extinguishment of debt	—	844	—

Total other (income) expenses	(3,884)	15,120	27,279

Net income (loss) before income taxes	(1,501,154)	270,420	(392,528)

Provision (benefit) for income taxes:
Current	6,998	95,579	227
Deferred	(370,921)	(6,595)	(138,533)

Total income taxes	(363,923)	88,984	(138,306)

Net income (loss)	($1,137,231)	$181,436	($254,222)

Basic earnings (loss) per share	($35.58)	$6.57	($9.29)
Diluted earnings (loss) per share	($35.58)	$6.54	($9.29)

Average shares outstanding	31,961	27,612	27,366
Average shares outstanding assuming dilution	31,961	27,723	27,366
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	($1,137,231)	$181,436	($254,222)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	288,384	302,739	320,696
Write-down of oil and gas properties	1,309,403	8,164	510,013
Goodwill impairment	465,985	—	—
Accretion expense	17,392	17,620	12,391
Deferred income tax benefit	(370,921)	(6,595)	(138,533)
Gain on sale of oil and gas properties	—	(59,825)	—
Settlement of asset retirement obligations	(49,242)	(87,144)	(18,545)
Non-cash stock compensation expense	8,405	5,395	4,358
Excess tax benefits	(3,045)	(1,071)	—
Non-cash derivative (income) expense	(2,592)	666	(377)
Early extinguishment of debt	—	844	—
Other non-cash expenses	1,687	2,259	2,066
Increase (decrease) in current income taxes payable	(87,110)	58,579	—
(Increase) decrease in accounts receivable	110,689	47,549	(30,145)
(Increase) decrease in other current assets	(866)	(167)	1,780
Increase in inventory	(33,530)	—	—
Increase (decrease) in accounts payable	24,950	(900)	1,300
Decrease in other current liabilities	(17,780)	(4,596)	(11,682)
Investment in hedging contracts	(1,914)	—	—
Other	(186)	205	(65)

Net cash provided by operating activities	522,478	465,158	399,035

Cash flows from investing activities:
Acquisition of Bois d’Arc Energy, Inc., net of cash acquired	(922,714)	—	—
Investment in oil and gas properties	(446,771)	(227,651)	(657,878)
Proceeds from sale of oil and gas properties, net of expenses	13,339	571,857	(38)
Sale of fixed assets	4	691	—
Investment in fixed and other assets	(1,765)	(85)	(2,540)

Net cash provided by (used in) investing activities	(1,357,907)	344,812	(660,456)

Cash flows from financing activities:
Proceeds from bank borrowings	425,000	—	85,000
Repayments of bank borrowings	—	(172,000)	(76,000)
Proceeds from issuance of senior floating rate notes	—	—	225,000
Redemption of senior floating rate notes	—	(225,000)	—
Deferred financing costs	(8,766)	(855)	(3,283)
Excess tax benefits	3,045	1,071	—
Expenses for stock offering	(54)	—	—
Purchase of treasury stock	(6,724)	—	—
Net proceeds from exercise of stock options and vesting of restricted stock	15,939	3,078	9,858

Net cash provided by (used in) financing activities	428,440	(393,706)	240,575

Net increase (decrease) in cash and cash equivalents	(406,989)	416,264	(20,846)
Cash and cash equivalents, beginning of year	475,126	58,862	79,708

Cash and cash equivalents, end of year	$68,137	$475,126	$58,862

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$13,001	$34,083	$31,982
Income taxes	94,109	36,771	227
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands of dollars)

						Accumulated
						Other
			Additional	Unearned		Comprehen-	Total
	Common	Treasury	Paid-In	Compen-	Retained	sive Income	Stockholders’
	Stock	Stock	Capital	sation	Earnings	(Loss)	Equity
Balance, December 31, 2005	$272	($1,348)	$500,228	($15,068)	$455,183	$4,856	$944,123
Net loss	—	—	—	—	(254,222)	—	(254,222)
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	—	3,993	3,993
Exercise of stock options and vesting of restricted stock	4	—	9,853	—	—	—	9,857
Reverse unearned compensation on restricted stock	—	—	(15,068)	15,068	—	—	—
Amortization of stock compensation expense	—	—	7,734	—	—	—	7,734
Issuance of treasury stock	—	187	—	—	(32)	—	155

Balance, December 31, 2006	276	(1,161)	502,747	—	200,929	8,849	711,640
Net income	—	—	—	—	181,436	—	181,436
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	—	(19,584)	(19,584)
Exercise of stock options and vesting of restricted stock	2	—	3,076	—	—	—	3,078
Amortization of stock compensation expense	—	—	8,774	—	—	—	8,774
Tax benefit from stock option exercises and restricted stock vesting	—	—	458	—	—	—	458

Balance, December 31, 2007	278	(1,161)	515,055	—	382,365	(10,735)	885,802
Net loss	—	—	—	—	(1,137,231)	—	(1,137,231)
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	—	95,647	95,647
Exercise of stock options and vesting of restricted stock	5	—	15,934	—	—	—	15,939
Amortization of stock compensation expense	—	—	12,906	—	—	—	12,906
Tax benefit from stock option exercises and restricted stock vesting	—	—	2,740	—	—	—	2,740
Issuance of common stock	113	—	717,720	—	—	—	717,833
Cancellation of treasury stock	(2)	—	(6,722)	—	—	—	(6,724)
Issuance of treasury stock	—	301	—	—	(121)	—	180

Balance, December 31, 2008	$394	($860)	$1,257,633	$—	($754,987)	$84,912	$587,092

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Amounts in thousands of dollars)

	Year Ended December 31,
	2008	2007	2006

Net income (loss)	($1,137,231)	$181,436	($254,222)

Other comprehensive income (loss) net of tax effect:
Adjustment for fair value accounting of derivatives, net of tax	95,647	(19,584)	3,993

Comprehensive income (loss)	($1,041,584)	$161,852	($250,229)

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of dollars, except per share and price amounts)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Stone Energy Corporation is an independent oil and natural gas company engaged in the acquisition and subsequent exploration, development, and operation of oil and gas properties located primarily in the Gulf of Mexico (“GOM”). We are also active in the Appalachia region. Prior to June 29, 2007, we also had operations in the Rocky Mountain Basins and the Williston Basin (“Rocky Mountain Region”). Prior to November 30, 2008, we participated in an exploratory joint venture in Bohai Bay, China. As discussed in Note 5, in 2008 we acquired Bois d’Arc Energy, Inc. (“Bois d’Arc”). Our corporate headquarters are located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508. We have additional offices in Houston, Texas and Morgantown, West Virginia.
     A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below.
     Basis of Presentation:
     The financial statements include our accounts and the accounts of our wholly owned subsidiaries, Stone Energy Offshore, L.L.C. and Stone Energy, L.L.C. and the accounts of our majority owned subsidiary, Caillou Boca Gathering, L.L.C. All intercompany balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.
     Use of Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion and amortization, unevaluated property costs, estimated future net cash flows from proved reserves, cost to abandon oil and gas properties, taxes, reserves of accounts receivable, accruals of capitalized costs, operating costs and production revenue, capitalized general and administrative costs and interest, insurance recoveries related to hurricanes, effectiveness of derivative instruments, the purchase price allocation on properties acquired, estimates of fair value in business combinations, goodwill impairment testing and measurement, and contingencies.
     Fair Value Measurements:
     We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. As of December 31, 2008, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. Additionally, fair value concepts were applied in the recording of assets and liabilities acquired in the Bois d’Arc transaction (see Note 7 — Fair Value Measurements).
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
     U.S. generally accepted accounting principles allow the option of two acceptable methods for accounting for oil and gas properties. The successful efforts method is the allowable alternative to the full cost method. The primary differences between the two methods are in the treatment of exploration costs and in the computation of DD&A. Under the full cost method, all exploratory costs are capitalized while under the successful efforts method exploratory costs associated with unsuccessful exploratory wells and all geological and geophysical costs are expensed. Under full cost accounting, DD&A is computed on cost centers represented by entire countries while under successful efforts cost centers are represented by properties, or some reasonable aggregation of properties with common geological structural features or stratigraphic condition, such as fields or reservoirs.
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
     Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (based on period-end hedge adjusted commodity prices and excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows (See Note 4 — Investment in Oil and Gas Properties).
     Sales of oil and gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.
     Asset Retirement Obligations:
     Our accounting for asset retirement obligations is governed by SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement requires us to record our estimate of the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. Asset retirement obligations relate to the removal of facilities and tangible equipment at the end of an oil and gas property’s useful life. The application of SFAS No. 143 requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital. As required by SFAS No. 143, our estimate of our asset retirement obligations does not give consideration to the value the related assets could have to other parties.
     Building and Land:
     Building and land are recorded at cost. Our Lafayette office building is being depreciated on the straight-line method over its estimated useful life of 39 years.
     Inventory:
     We maintain an inventory of tubular goods. Items remain in inventory until dedicated to specific projects, at which time they are transferred to oil and gas properties. Items are carried at the lower of cost or market applied to items specifically identified.
     Business Combinations and Goodwill:
     Our 2008 accounting for the acquisition of Bois d’Arc was governed by the accounting concepts of SFAS No. 141, “Business Combinations.” This standard requires the application of the purchase method of accounting and requires the application of fair value concepts in determining the cost of the acquired entity and allocating that cost to assets acquired (including goodwill) and liabilities assumed. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the testing for impairment of goodwill at least annually. It establishes a two-step methodology for determining impairment that begins with an estimation of the fair value of the reporting unit. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. This authoritative guidance provided the framework for the determination of our goodwill impairment at December 31, 2008.

     Earnings Per Common Share:
     Earnings per common share was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. Earnings per common share assuming dilution was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year plus the weighted-average number of outstanding dilutive stock options and restricted stock granted to outside directors, officers and employees. There were no dilutive shares for the years ended December 31, 2008 and 2006 because we had net losses for those years. There were approximately 110,000 weighted-average dilutive shares for the year ended December 31, 2007. Stock options that were considered antidilutive because the exercise price of the stock exceeded the average price for the applicable period totaled approximately 747,000 shares during 2007.
     During the years ended December 31, 2008, 2007 and 2006, approximately 567,000, 209,000 and 372,000 shares of common stock, respectively, were issued, from either authorized shares or shares held in treasury, upon the exercise of stock options and vesting of restricted stock by employees and non-employee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan. During the year ended December 31, 2008, 200,000 shares of common stock were repurchased under our stock repurchase program. On August 28, 2008, 11,301,751 shares of common stock were issued upon the completion of our acquisition of Bois d’Arc (see Note 5 - Acquisitions and Divestitures).
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
     Derivative Instruments and Hedging Activities:
     Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments qualifying for hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is effective. The cash settlement of effective cash flow hedges is recorded in oil and gas revenue. Instruments not qualifying for hedge accounting treatment are recorded in the balance sheet and changes in fair value are recognized in earnings as derivative expense (income).
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

     Recent Accounting Developments:
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
NOTE 2 — ACCOUNTS RECEIVABLE:
     In our capacity as operator for our co-venturers, we incur drilling and other costs that we bill to the respective parties based on their working interests. We also receive payments for these billings and, in some cases, for billings in advance of incurring costs. Our accounts receivable are comprised of the following amounts:

	As of December 31,
	2008	2007
Accounts Receivable:
Other co-venturers	$10,701	$8,640
Trade	87,420	103,010
Insurance receivable on hurricane claims	19,899	70,366
Officers and employees	25	5
Unbilled accounts receivable	33,596	4,832

	$151,641	$186,853

     We have accrued insurance receivables on hurricane claims to the extent we have concluded the insurance recovery is probable. The accrual is for all costs previously recorded in our financial statements including asset retirement obligations and repair expenses included in lease operating expenses. Included in other long term-assets at December 31, 2008 and 2007 is $28,509 and $11,531, respectively, of accrued hurricane insurance reimbursements attributable to asset retirement obligations estimated to be completed in time frames greater than one year.
NOTE 3 — CONCENTRATIONS:
Sales to Major Customers
     Our production is sold on month-to-month contracts at prevailing prices. We have attempted to diversify our sales and obtain credit protections such as parental guarantees from certain of our purchasers. The following table identifies customers from whom we derived 10% or more of our total oil and gas revenue during the following years ended:

	December 31,
	2008	2007	2006
Chevron Texaco E&P Company	18%	19%	(a )
Conoco, Inc.	29%	16%	12%
Sequent Energy Management LP	(a )	(a )	10%
Shell Trading (US) Company	16%	11%	13%

(a)	Less than 10 percent
     The maximum amount of credit risk exposure at December 31, 2008 relating to these customers amounted to $22,422.
     We believe that the loss of any of these purchasers would not result in a material adverse effect on our ability to market future oil and gas production.

Production and Reserve Volumes
     Approximately 99.9% of our production during 2008 was associated with our Gulf Coast Basin properties and 99.8% of our estimated proved reserves (unaudited) at December 31, 2008 were derived from Gulf Coast Basin reservoirs.
Cash and Cash Equivalents
     Substantially all of our cash balances are in excess of federally insured limits. At December 31, 2008 approximately $42,341 was invested in the J.P. Morgan Prime Money Market Fund (Capital Shares). An additional $14,736 was in accounts at J.P. Morgan Chase & Co.
NOTE 4 — INVESTMENT IN OIL AND GAS PROPERTIES:
     The following table discloses certain financial data relative to our oil and gas producing activities located onshore and offshore the continental United States:

	Year Ended December 31,
	2008	2007	2006
Oil and gas properties — United States, proved and unevaluated:
Balance, beginning of year	$3,310,074	$4,450,808	$3,691,138
Costs incurred during the year (capitalized):
Acquisition costs, net of sales of unevaluated properties	1,830,468	18,730	228,108
Exploratory costs	146,303	16,556	121,883
Development costs (1)	59,586	154,507	370,201
Sale of Rocky Mountain Region properties	—	(1,363,939)	—
Salaries, general and administrative costs	19,507	20,176	23,215
Interest	25,195	13,419	16,743
Less: overhead reimbursements	(136)	(183)	(480)

Total costs incurred during the year, net of divestitures	2,080,923	(1,140,734)	759,670

Balance, end of year	$5,390,997	$3,310,074	$4,450,808

Accumulated depreciation, depletion and amortization (DD&A):
Balance, beginning of year	($2,158,327)	($2,706,936)	($1,880,180)
Provision for DD&A	(284,672)	(299,182)	(316,781)
Write-down of oil and gas properties	(1,278,421)	—	(510,013)
Sale of proved properties	(45,256)	847,791	38

Balance, end of year	($3,766,676)	($2,158,327)	($2,706,936)

Net capitalized costs — United States (proved and unevaluated)	$1,624,321	$1,151,747	$1,743,872

DD&A per Mcfe	$4.45	$3.67	$4.11

(1)	Includes asset retirement costs of ($96,346), $20,171 and $161,048, respectively.

Costs incurred during the year (expensed):
Lease operating expenses	$171,107	$149,702	$159,043
Production taxes	7,990	9,945	13,472
Accretion expense	17,392	17,620	12,391

Expensed costs — United States	$196,489	$177,267	$184,906

     At December 31, 2008, our ceiling test computation (See Note 1) resulted in a write-down of our U.S. oil and gas properties, which included assets acquired in the Bois d’Arc transaction, of $1,278,421 based on a December 31, 2008 Henry Hub gas price of $5.71 per MMBtu and a West Texas Intermediate oil price of $41.00 per barrel. The benefit of hedges in place at December 31, 2008 reduced the write-down by $177,729. At December 31, 2008, approximately $157,804 of unevaluated costs were determined to be impaired and were reclassified to proved oil and gas properties and included in our ceiling test computation. At December 31, 2006, our ceiling test computation resulted in a write-down of our U.S. oil and gas properties of $510,013 based on a December 31, 2006 Henry Hub gas price of $5.635 per MMBtu and a West Texas Intermediate oil price of $61.05 per barrel. The benefit of hedges in place at December 31, 2006 reduced the write-down by $36,458.
     The following table discloses net costs incurred (evaluated) on our unevaluated properties located in the United States for the years indicated:

Unevaluated oil and gas properties — United States	2008	2007	2006
Net costs incurred (evaluated) during year:
Acquisition costs	$308,325	$29,461	$16,007
Exploration costs	24,531	(5,396)	2,389
Capitalized interest	10,314	10,212	13,828

	$343,170	$34,277	$32,224

     During 2006, we entered into an agreement to participate in the drilling of exploratory wells on two offshore concessions in Bohai Bay, China. After the drilling of three wells, we have decided not to pursue any additional investments in this area. As a result of this decision, we fully impaired our capitalized costs from activities in China. The following table discloses certain financial data relative to our oil and gas exploration activities located in Bohai Bay, China:

	Year Ended December 31,
	2008	2007	2006
Oil and gas properties — China:
Balance, beginning of year	$37,729	$40,553	$—
Costs incurred during the year (capitalized):
Exploratory costs	226	(5,590)	38,488

Salaries, general and administrative costs	31	—	587

Interest	1,160	2,766	1,478

Total costs incurred during the year	1,417	(2,824)	40,553

Balance, end of year (fully evaluated at December 31, 2008 and unevaluated at December 31, 2007 and 2006)	$39,146	$37,729	$40,553

Accumulated depreciation, depletion and amortization (DD&A):
Balance, beginning of year	($8,164)	$—	$—

Write-down of oil and gas properties	(30,982)	(8,164)	—

Balance, end of year	($39,146)	($8,164)	$—

Net capitalized costs — China	$—	$29,565	$40,553

     The following table discloses financial data associated with unevaluated costs in the United States at December 31, 2008:

		Net Costs Incurred (Evaluated) During the
	Balance as of	Year Ended December 31,
	December 31,				2005
	2008	2008	2007	2006	and prior
Acquisition costs	$372,548	$346,272	$10,997	$11,605	$3,674
Exploration costs	99,908	30,786	24,244	30,401	14,477
Capitalized interest	21,282	8,001	7,429	4,379	1,473

Total unevaluated costs	$493,738	$385,059	$42,670	$46,385	$19,624

     Approximately 150 specifically identified drilling projects are included in unevaluated costs at December 31, 2008 and are expected to be evaluated in the next four years. Included in these projects is a significant project at our South Timbalier Block 102 field totaling $57,336. The excluded costs will be included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. Interest costs capitalized on unevaluated properties during the years ended December 31, 2008, 2007 and 2006 totaled $26,355, $16,185 and $18,221, respectively.

NOTE 5 — ACQUISITIONS AND DIVESTITURES:
Acquisitions
     On August 28, 2008, we completed the acquisition of Bois d’Arc in a cash and stock transaction totaling approximately $1,653,312. Bois d’Arc was an independent exploration company engaged in the discovery and production of oil and natural gas in the Gulf of Mexico. The primary factors considered by management in making the acquisition included the belief that the merger would position the combined company as one of the largest independent Gulf of Mexico-focused exploration and production companies, with a solid production base, a strong portfolio for continued development of proved and probable reserves, and an extensive inventory of exploration opportunities. Pursuant to the terms and conditions of the agreement and plan of merger, Stone paid total merger consideration of approximately $935,425 in cash and issued approximately 11.3 million common shares, valued at $63.52 per share. The per share value of the Stone common shares issued was calculated as the average of Stone’s closing share price for the two days prior to through the two days after the merger announcement date of April 30, 2008. The cash component of the merger consideration was funded with approximately $510,425 of cash on hand and $425,000 of borrowings from our amended and restated bank credit facility.
     The acquisition was accounted for using the purchase method of accounting for business combinations. The acquisition was preliminarily recorded in Stone’s consolidated financial statements on August 28, 2008, the date the acquisition closed. The preliminary purchase price allocation has been adjusted in the fourth quarter of 2008 as a result of further analysis of the assets acquired, principally proved and unevaluated oil and gas properties, and liabilities assumed, principally asset retirement obligations and deferred taxes, which resulted in an adjustment to the preliminary allocation to goodwill. The adjustments were the result of additional analysis of proved, probable and possible reserves at the time of the acquisition (see Note 7 — Fair Value Measurements). The following table represents the allocation of the total purchase price of Bois d’Arc to the acquired assets and liabilities of Bois d’Arc.

Fair value of Bois d’Arc’s net assets:
Net working capital, including cash of $15,333	$27,865
Proved oil and gas properties	1,339,117
Unevaluated oil and gas properties	422,183
Fixed and other assets	333
Goodwill	465,985
Deferred tax liability	(467,872)
Dismantlement reserve	(4,239)
Asset retirement obligations	(127,380)

Total fair value of net assets	$1,655,992

     The following table represents the breakdown of the consideration paid for Bois d’Arc’s net assets.

Consideration paid for Bois d’Arc’s net assets:
Cash consideration paid	$935,425
Stone common stock issued	717,887

Aggregate purchase consideration issued to Bois d’Arc stockholders	1,653,312
Plus:
Direct merger costs (1)	2,680

Total purchase price	$1,655,992

(1)	Direct merger costs include legal and accounting fees, printing fees, investment banking expenses and other merger-related costs.
     The allocation of the purchase price includes $465,985 of asset valuation attributable to goodwill. Goodwill has been determined in accordance with SFAS No. 141, “Business Combinations”, and represents the amount by which the total purchase price exceeds the aggregate fair values of the assets acquired and liabilities assumed in the merger, other than goodwill. Goodwill will not be deductible for tax purposes. U.S. generally accepted accounting principles require that we test goodwill for impairment at least annually (see Note 6 — Goodwill Impairment).

     The following summary pro forma combined statement of operations data of Stone for the years ended December 31, 2008 and 2007 has been prepared to give effect to the merger as if it had occurred on January 1, 2008 and 2007, respectively. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2008 and 2007 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

	Year Ended
	December 31,
	2008	2007
Revenues	$1,161,761	$1,108,712
Income (loss) from operations	(1,409,589)	294,721
Net income (loss)	(1,083,322)	179,940
Basic earnings (loss) per share	($27.52)	$4.62
Diluted earnings (loss) per share	($27.52)	$4.61
Divestitures
     During 2008, we completed the divesture of a small package of Gulf of Mexico properties which totaled 17.4 Bcfe of reserves at December 31, 2007 for a cash consideration of approximately $14,100 after closing adjustments. The properties that were sold had estimated asset retirement obligations of $32,890. These properties were mature, high cost properties with minimal exploitation or exploration opportunities. The sale of these oil and gas properties was accounted for as an adjustment of capitalized costs with no gain or loss recognized.
     On June 29, 2007, we completed the sale of substantially all of our Rocky Mountain Region properties and related assets to Newfield Exploration Company for a total consideration of $581,958. At December 31, 2006, the estimated proved reserves associated with these assets totaled 182.4 Bcfe, which represented 31% of our estimated proved oil and natural gas reserves. Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves. Since the sale of these oil and gas properties would significantly alter that relationship, we recognized a net gain on the sale of $59,825, computed as follows:

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
NOTE 6 — GOODWILL IMPAIRMENT:
     As required by SFAS No. 142 “Goodwill and Other Intangible Assets,” we tested goodwill created in the Bois d’Arc acquisition for impairment on December 31, 2008. A substantial reduction in commodity prices and the existence of a full cost ceiling test write-down in the fourth quarter of 2008 were indications of potential impairment. The reporting unit for the impairment test was Stone Energy Corporation and its consolidated subsidiaries. The fair value of the reporting unit was determined using average quoted market prices for Stone common stock for the two market days prior to and through the two market days after December 31, 2008. A control premium of 25% was applied to the market capitalization. The control premium was based on a history of control premiums paid for the acquisition of entities in similar industries. The resulting fair value of the reporting unit was $504,025 below the reporting unit’s carrying value. Additional analysis indicated no implied value of the recorded goodwill, resulting in the impairment of the entire amount of goodwill of $465,985 at December 31, 2008.

NOTE 7 — FAIR VALUE MEASUREMENTS:
     We adopted the provisions of SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The net effect of the implementation of SFAS No. 157 on our financial statements was immaterial. SFAS 157 establishes a fair value hierarchy which has three levels based on the reliability of the inputs used to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of December 31, 2008, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for the credit risk of Stone and its counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy and collar contracts are included within the Level 3 fair value hierarchy. Significant unobservable inputs used in establishing fair value for the collars were the volatility impacts in the pricing model as it relates to the call portion of the collar. For a more detailed description of our derivative instruments, see Note 12 — Hedging Activities. We used the market approach in determining the fair value of our investments in money market funds, which are included within the Level 1 fair value hierarchy.
     The fair value of cash and cash equivalents, accounts receivable, accounts payable to vendors and our variable-rate bank debt approximated book value at December 31, 2008 and 2007. As of December 31, 2008 and 2007, the fair value of our $200,000 8 1/4% Senior Subordinated Notes due 2011 was $145,000 and $202,000, respectively. As of December 31, 2008 and 2007, the fair value of our $200,000 6 3/4% Senior Subordinated Notes due 2014 was $101,000 and $185,000, respectively. The fair values of our outstanding notes were determined based upon quotes obtained from brokers.

     The following tables present our assets and liabilities that are measured at fair value on a recurring basis during the year ended December 31, 2008.

	Fair Value Measurements at December 31, 2008
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$47,637	$47,637	$—	$—
Hedging contracts	136,072	—	67,949	68,123

Total	$183,709	$47,637	$67,949	$68,123

	Fair Value Measurements at December 31, 2008
		Quoted Prices in
		Active Markets for		Significant
		Identical	Significant Other	Unobservable
		Liabilities	Observable Inputs	Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
Hedging contracts	($1,221)	$—	($1,221)	$—

Total	($1,221)	$—	($1,221)	$—

     The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2008.

Hedging
Contracts, net
Balance as of January 1, 2008	($16,804)
Total gains/(losses) (realized or unrealized):
Included in earnings	2,459
Included in other comprehensive income	64,042
Purchases, sales, issuances and settlements	18,426
Transfers in and out of Level 3	—

Balance as of December 31, 2008	$68,123

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gain/(losses) relating to derivatives still held at December 31, 2008	$2,170

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
     We have applied the fair value concepts indicated in SFAS No. 157 in recording the assets and liabilities acquired in our acquisition of Bois d’Arc. In determining the fair value of Bois d’Arc’s most significant assets, proved and unevaluated oil and gas properties, we used elements of both the income and market approaches. Future income for oil and gas properties was estimated based on proved, probable, possible and prospective reserve volumes and quoted commodity prices in the futures markets. We then applied appropriate discount rates based on the risk profile of the respective reserve categories. Resulting values from the income approach were compared to ranges of prices paid in the acquisition of similar oil and gas properties in other transactions. Values determined under the income approach were within market ranges.

NOTE 8 — ASSET RETIREMENT OBLIGATIONS:
     Asset retirement obligations (“ARO”) relate to the removal of facilities and tangible equipment at the end of a property’s useful life. SFAS No. 143 requires that the fair value of a liability to retire an asset be recorded on the balance sheet and that the corresponding cost is capitalized in oil and gas properties. The ARO liability is accreted to its future value and the capitalized cost is depreciated consistent with the UOP method. As required by SFAS No. 143, our estimate of our asset retirement obligations does not give consideration to the value the related assets could have to other parties.
     The change in our ARO during 2008, 2007 and 2006 is set forth below:

	Year Ended December 31,
	2008	2007	2006
Asset retirement obligations as of the beginning of the year, including current portion	$289,790	$340,376	$166,937
Liabilities incurred	2,779	5,279	10,326
Liabilities settled	(60,642)	(86,795)	(18,545)
Liabilities assumed	128,023	—	—
Divestment of properties	(32,890)	(1,233)	—
Accretion expense	17,392	17,620	12,391
Revision of estimates	(87,597)	14,543	169,267

Asset retirement obligations as of the end of the year, including current portion	$256,855	$289,790	$340,376

     Due to falling commodity prices and hurricanes, the timing of a substantial portion of our asset retirement obligations was revised in the fourth quarter of 2008 leading to a redetermination of the present value of these obligations. In this redetermination, our credit adjusted risk free interest rate was increased to account for current credit conditions, resulting in a significant downward revision to our asset retirement obligations.
NOTE 9 — INCOME TAXES:
     An analysis of our deferred taxes follows:

	As of December 31,
	2008	2007
Temporary differences:
Oil and gas properties — full cost	($252,273)	($174,314)
Hurricane insurance receivable	(19,373)	(16,246)
Asset retirement obligations	89,812	101,427
Stock compensation	4,053	3,588
Hedges	(47,198)	5,881
Other	(1,361)	(962)

	($226,340)	($80,626)

     We estimate that we have incurred $6,998 of current federal income tax expense for calendar year 2008. We have a $31,183 current income tax receivable at December 31, 2008 as a result of current year estimated tax payments exceeding our current estimated federal income tax liability. Our previous estimate of current taxes was adjusted downward primarily as a result of production deferrals associated with the hurricanes as well as a decline in commodity prices in the fourth quarter of 2008.
     Reconciliation between the statutory federal income tax rate and our effective income tax rate as a percentage of income before income taxes follows:

	Year Ended December 31,
	2008	2007	2006
Income tax expense computed at the statutory federal income tax rate	(35.0%)	35.0%	(35.0%)
Domestic production activities deduction	—	(1.6)	—
State taxes and other	—	(0.5)	(0.1)
Goodwill impairment	10.9	—	—
Statutory depletion	(0.1)	—	—
Reversal of valuation allowance	—	—	(0.1)

Effective income tax rate	(24.2%)	32.9%	(35.2%)

     In 2008 and 2007, we recognized a tax deduction for domestic production activities pursuant to Internal Revenue Code Section 199. This deduction was not previously available to us due to our tax operating loss position.
     Income taxes allocated to accumulated other comprehensive income related to oil and gas hedges amounted to $51,502, ($10,587) and $2,192 for the years ended December 31, 2008, 2007 and 2006, respectively.
     We adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The cumulative net effect of the implementation of FIN 48 on our financial statements was immaterial. As of December 31, 2008 and 2007, we had unrecognized tax benefits of $1,178. All of our unrecognized tax benefits will impact our tax rate if recognized. A reconciliation of the total amounts of unrecognized tax benefits follows:

Total unrecognized tax benefits as of January 1, 2008	$1,178
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during a prior period	—
Tax positions taken during the current period	—
Settlements with taxing authorities	—
Lapse of applicable statute of limitations	—

Total unrecognized tax benefits as of December 31, 2008	$1,178

     It is our policy to classify interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively.
     The tax years 2007 and 2008 remain subject to examination by major tax jurisdictions.
NOTE 10 — LONG-TERM DEBT:
     Long-term debt consisted of the following:

	As of December 31,
	2008	2007
8 1/4% Senior Subordinated Notes due 2011	$200,000	$200,000
6 3/4% Senior Subordinated Notes due 2014	200,000	200,000
Bank debt	425,000	—

Total long-term debt	$825,000	$400,000

     At December 31, 2008, we had $425,000 in borrowings under our bank credit facility and letters of credit totaling $46,084 had been issued pursuant to the facility. On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700,000, maturing on July 1, 2011, through a syndicated bank group. The new facility had an initial borrowing base of $700,000 and replaced the previous $300,000 facility. In early December 2008, we received notice from our bank group that the borrowing base under our bank credit facility was reduced from $700,000 to $625,000 as a result of the scheduled semi-annual redetermination. At December 31, 2008, the weighted average interest rate under the credit facility was approximately 3.8%. As of February 23, 2009, after accounting for the $46,084 million of letters of credit, we had $153,916 of borrowings available under the credit facility. The facility is guaranteed by all of our material direct and indirect subsidiaries. As of August 28, 2008 the facility is guaranteed by Stone Energy Offshore, L.L.C. (“Stone Offshore”), a wholly owned subsidiary of Stone, which holds the assets acquired and liabilities assumed in the Bois d’Arc transaction.
     The borrowing base under the credit facility is redetermined semi-annually, in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. If a reduction in our borrowing base were to fall below any outstanding balances under the credit facility plus any outstanding letters of credit, our agreement with the banks allows us one of three options to cure the borrowing base deficiency: (1) repay amounts outstanding sufficient to cure the deficiency within 10 days after our written election to do so; (2) add additional oil and gas properties acceptable to the banks to the borrowing base and take such actions necessary to grant the banks a mortgage in the properties within thirty days after our written election to do so or (3) arrange to pay the deficiency in monthly installments over ninety days or some longer period acceptable to the banks not to exceed six months.
     The credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At Stone’s option, loans under the credit facility will bear interest at a rate based on the adjusted London Interbank Offering Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin.

     Under the financial covenants of our credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (ii) maintain a ratio of EBITDA to consolidated Net Interest, as defined in the credit agreement, for the preceding four quarterly periods of not less than 3.0 to 1.0. As of December 31, 2008 our debt to EBITDA Ratio was 1.39 to 1 and our EBITDA to consolidated Net Interest Ratio was approximately 249 to 1. In addition, the credit facility places certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases.
     On August 1, 2007, we redeemed our Senior Floating Rate Notes at their face value of $225,000. The redemption was funded through the proceeds received from the sale of substantially all of our Rocky Mountain Region properties on June 29, 2007. We recorded a pre-tax charge of $844 in the third quarter of 2007 for the early extinguishment of debt.
     On December 15, 2004, we issued $200,000 6 3/4% Senior Subordinated Notes due 2014. The notes were sold at par value and we received net proceeds of $195,500. The notes are subordinated to our senior unsecured credit facility and rank pari passu with our 8 1/4% Senior Subordinated Notes. There is no sinking fund requirement and the notes are redeemable at our option, in whole but not in part, at any time before December 15, 2009 at a Make-Whole Amount. Beginning December 15, 2009, the notes are redeemable at our option, in whole or in part, at 103.375% of their principal amount and thereafter at prices declining annually to 100% on and after December 15, 2012. The notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the notes a right to accelerate payment. At December 31, 2008, $563 had been accrued in connection with the June 15, 2009 interest payment.
     On December 5, 2001, we issued $200,000 8 1/4% Senior Subordinated Notes due 2011. The notes were sold at par value and we received net proceeds of $195,500. The notes are subordinated to our senior unsecured credit facility and rank pari passu with our 6 3/4% Senior Subordinated Notes. There is no sinking fund requirement and the notes are redeemable at our option, in whole but not in part, at any time before December 15, 2006 at a Make-Whole Amount. Beginning December 15, 2006, the notes are redeemable at our option, in whole or in part, at 104.125% of their principal amount and thereafter at prices declining annually to 100% on and after December 15, 2009. The notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the notes a right to accelerate payment. At December 31, 2008, $688 had been accrued in connection with the June 15, 2009 interest payment.
     On August 28, 2008, we entered into supplemental indentures governing the terms of our 8 1/4% Senior Subordinated Notes due 2011 and our 6 3/4% Senior Subordinated Notes due 2014. These notes are now guaranteed by Stone Offshore on an unsecured senior subordinated basis.
     Other assets at December 31, 2008 and 2007 included approximately $14,035 and $7,418, respectively, of deferred financing costs, net of accumulated amortization. These costs at December 31, 2008 related primarily to the issuance of the 8 1/4% notes, the 6 3/4% notes and the new bank credit facility. The costs associated with the 8 1/4% notes and the 6 3/4% notes are being amortized over the life of the notes using a method that applies effective interest rates of 8.6% and 7.1%, respectively. The costs associated with the credit facility are being amortized over the term of the facility.
     Total interest cost incurred on all obligations for the years ended December 31, 2008, 2007 and 2006 was $39,598, $48,253 and $54,152 respectively.
NOTE 11 — STOCK-BASED COMPENSATION:
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
     We elected to adopt the requirements of SFAS No. 123(R) using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. For the year ended December 31, 2008, we incurred $13,086 of stock based compensation, of which $10,334 related to restricted stock issuances, $2,572 related to stock option grants and $180 related to employee bonus stock awards and of which a total of approximately $4,682 was capitalized into oil and gas properties. For the year ended December 31, 2007, we incurred $8,775 of stock based compensation, of which $6,177 related to restricted stock issuances and $2,598 related to stock option grants and of which a total of approximately $3,380 was capitalized into oil and gas properties. For the year ended December 31, 2006, we incurred $9,190 of stock based compensation, of which $5,452 related to restricted stock issuances, $3,584 related to stock option grants and $154 related to employee bonus stock awards and of which a total of approximately $4,136 was capitalized into oil and gas properties. Because of the non-cash nature of stock based compensation, the expensed portion of stock based compensation is added back to the net income (loss) in arriving at net cash provided by operating activities in our statement of cash flows. The capitalized portion is not included in net cash used in investing activities.
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
     Stock Options. Stock options granted and related fair values for the years ended December 31, 2008, 2007 and 2006 are listed in the following table. Fair value for the years ended December 31, 2008, 2007 and 2006, was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in table represent actual values except
	where indicated otherwise)
Stock options granted	40,000	25,000	15,000
Fair value of stock options granted ($ in thousands)	$980	$342	$314
Weighted average grant date fair value	$24.51	$13.66	$20.90
Assumptions:
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	37.70%	33.01%	36.59%
Risk-free rate	3.65%	4.60%	4.58%
Expected option life	10.0 years	6.0 years	6.0 years
Forfeiture rate	0.00%	0.00%	0.00%
     Expected volatility and expected option life are based on a historical average. The risk-free rate is based on quoted rates on zero-coupon Treasury Securities for terms consistent with the expected option life.
     A summary of stock option activity under the Plan during the year ended December 31, 2008 is as follows (amounts in table represent actual values except where indicated otherwise):

		Wgtd.		Aggregate
	Number	Avg.	Wgtd.	Intrinsic
	of	Exercise	Avg.	Value
	Options	Price	Term	(in thousands)
Options outstanding, beginning of period	931,589	$43.72
Granted	40,000	44.67
Exercised	(447,330)	41.84		$9,514
Forfeited	(13,480)	54.74
Expired	—	—

Options outstanding, end of period	510,779	45.21	5.0 years	—

Options exercisable, end of period	382,679	45.34	4.3 years	—

Options unvested, end of period	128,100	44.83	7.2 years	—

Exercise prices for stock options outstanding at December 31, 2008 range from $32.45 to $61.58.

A summary of stock option activity under the Plan during the year ended December 31, 2007 is as follows (amounts in table represent actual values except where indicated otherwise):

		Wgtd.		Aggregate
	Number	Avg.	Wgtd.	Intrinsic
	of	Exercise	Avg.	Value
	Options	Price	Term	(in thousands)
Options outstanding, beginning of period	1,394,835	$42.87
Granted	25,000	33.19
Exercised	(127,636)	33.29		$707
Forfeited	(52,490)	37.42
Expired	(308,120)	44.40

Options outstanding, end of period	931,589	43.72	4.7 years	5,254

Options exercisable, end of period	736,659	43.74	4.1 years	4,475

Options unvested, end of period	194,930	43.64	7.0 years	779

     A summary of stock option activity under the Plan during the year ended December 31, 2006 is as follows (amounts in table represent actual values except where indicated otherwise):

		Wgtd.		Aggregate
	Number	Avg.	Wgtd.	Intrinsic
	of	Exercise	Avg.	Value
	Options	Price	Term	(in thousands)
Options outstanding, beginning of period	1,902,062	$41.99
Granted	15,000	47.75
Exercised	(290,219)	33.96		$3,545
Forfeited	(107,077)	37.63
Expired	(124,931)	55.29

Options outstanding, end of period	1,394,835	42.87	4.5 years	759

Options exercisable, end of period	1,018,716	43.15	3.6 years	751

Options unvested, end of period	376,119	42.09	7.0 years	8

     Restricted Stock. The fair value of restricted shares is determined based on the average of the high and low prices on the issuance date and assumes a 5% forfeiture rate in 2008, 2007 and 2006. During the year ended December 31, 2008, we issued 278,646 shares of restricted stock valued at $13,352. During the year ended December 31, 2007, we issued 193,084 shares of restricted stock valued at $6,576. During the year ended December 31, 2006, we issued 151,150 shares of restricted stock valued at $6,220.
     A summary of the restricted stock activity under the Plan for the years ended December 31, 2008, 2007 and 2006 is as follows (amounts in table represent actual values):

	2008		2007		2006
		Wgtd.		Wgtd.		Wgtd.
	Number of	Avg.	Number of	Avg.	Number of	Avg.
	Restricted	Fair Value	Restricted	Fair Value	Restricted	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Restricted stock outstanding, beginning of period	311,486	$39.86	328,447	$46.97	344,038	$51.52
Issuances	278,646	47.92	193,084	34.06	151,150	41.15
Lapse of restrictions	(167,818)	44.62	(114,740)	48.01	(106,261)	51.39
Forfeitures	(13,931)	44.99	(95,305)	42.74	(60,480)	50.50

Restricted stock outstanding, end of period	408,383	$43.31	311,486	$39.86	328,447	$46.97

     As of December 31, 2008, there was $11,985 of unrecognized compensation cost related to all non-vested share-based compensation arrangements under the Plan. That cost is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 1.9 years. Subsequent to December 31, 2008, 276,535 shares of restricted stock and 64,474 stock options were granted under the Plan.
     The adoption of SFAS No. 123(R) changed the accounting for tax benefits and deficits associated with the differences between book compensation and tax deductions associated with stock based compensation. If tax deductions exceed book compensation, then excess tax benefits are credited to additional paid-in capital to the extent realized. If book compensation expense exceeds tax deductions, the tax deficit results in either a reduction in additional paid-in capital or an increase in income tax expense depending on certain circumstances. Credits to additional paid-in capital for net tax benefits were $2,740, $458 and $0 in 2008, 2007 and 2006, respectively.

NOTE 12 — HEDGING ACTIVITIES:
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
     Under SFAS No. 133, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it is recorded as either an asset or liability measured at fair value and subsequent changes in the derivative’s fair value are recognized in equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is considered effective. Additionally, monthly settlements of effective hedges are reflected in revenue from oil and gas production and cash flows from operations. Instruments not qualifying for hedge accounting are recorded in the balance sheet at fair value and changes in fair value are recognized in earnings through derivative expense (income). Monthly settlements of ineffective hedges are recognized in earnings through derivative expense (income) and cash flows from operations.
     We have entered into zero-premium collars and fixed-price swaps with various counterparties for a portion of our expected 2009 and 2010 oil and natural gas production from the Gulf Coast Basin. The natural gas collar settlements are based on an average of New York Mercantile Exchange (“NYMEX”) prices for the last three days of a respective month. The oil collar settlements are based upon an average of the NYMEX closing price for West Texas Intermediate (“WTI”) during the entire calendar month. The collar contracts require payments to the counterparties if the average price is above the ceiling price or payment from the counterparties if the average price is below the floor price. Some of our fixed-price gas swap settlements are based on an average of NYMEX prices for the last three days of a respective month and some are based on the NYMEX price for the last day of a respective month. The fixed-price oil swap settlements are based upon an average of the NYMEX closing price for WTI during the entire calendar month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our outstanding collars are with BNP Paribas. Our outstanding fixed-price swap contracts are with J.P. Morgan Chase Bank, N.A., The Toronto Dominion Bank and The Bank of Nova Scotia.
     During 2008, a portion of our natural gas production was also hedged with put contracts. Put contracts are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if NYMEX prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above the floor.
     During the year ended December 31, 2008, we realized a net increase in natural gas revenue related to our effective hedging transactions of $15,273 and a net decrease in oil revenue of $34,435. During the year ended December 31, 2007, we realized a net increase in natural gas revenue related to our effective hedging transactions of $10,438 and a net decrease in oil revenue of $2,554. During the year ended December 31, 2006, we realized a net increase in oil revenue and natural gas revenue related to our effective hedging transactions of $89 and $36,953, respectively.
     At December 31, 2008, we had accumulated other comprehensive income of $84,912, net of tax, which related to the fair value of our 2009 and 2010 collar and swap contracts. We believe that approximately $85,679 of the accumulated other comprehensive income will be reclassified into earnings in the next twelve months.
     During the year ended December 31, 2008, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. During the second half of 2008, as a result of extended shut-ins of production after Hurricanes Gustav and Ike, our September 2008 crude oil and natural gas production levels were below the volumes that we had hedged. Consequently, some of our crude oil and natural gas hedges for September 2008 were deemed to be ineffective. During the years ended December 31, 2007 and 2006, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Derivative expense (income) for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Year Ended December 31,
	2008	2007	2006
Cash settlement on the ineffective portion of derivatives	($736)	$—	($2,311)
Amortization of the cost of puts	1,914	—	—
Changes in fair market value of ineffective portion of derivatives	(4,505)	666	(377)

Total derivative expense (income)	($3,327)	$666	($2,688)

     The following tables show our hedging positions as of February 23, 2009:

	Zero-Premium Collars
	Natural Gas			Oil
	Daily
	Volume	Floor	Ceiling	Daily Volume	Floor	Ceiling
	(MMBtus/d)	Price	Price	(Bbls/d)	Price	Price
2009	20,000	$8.00	$14.30	3,000	$80.00	$135.00
2009	20,000	9.00	14.63

	Fixed-Price Swaps
	Natural Gas		Oil
	Daily		Daily
	Volume	Swap	Volume	Swap
	(MMBtus/d)	Price	(Bbls/d)	Price
2009	20,000	$10.15	2,000	$107.90
2010	20,000	6.97	2,000	63.00
2010	30,000	6.50
NOTE 13 — SHARE REPURCHASE PROGRAM:
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100,000. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through December 31, 2008, 200,000 shares had been repurchased under this program at a total cost of $6,724.
NOTE 14 — TERMINATED MERGERS:
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
     On October 11, 2006, we entered into an agreement with EPL pursuant to which the EPL merger agreement was terminated. Pursuant to the termination of the EPL merger agreement, EPL paid us $8,000 and released all claims to the $43,500 Plains Termination Fee. The $8,000 fee paid to us by EPL in conjunction with the termination of the EPL merger agreement was recorded as merger expense reimbursement in the income statement in the fourth quarter of 2006. Additionally, the remaining $25,300 of the Plains Termination Fee was recognized as merger expense reimbursement in earnings in the fourth quarter.
NOTE 15 — COMMITMENTS AND CONTINGENCIES:
     We lease office facilities in Houston, Texas and Morgantown, West Virginia under the terms of long-term, non-cancelable leases expiring on various dates through 2012. We also lease certain equipment on our oil and gas properties typically on a month-to-month basis. The minimum net annual commitments under all leases, subleases and contracts noted above at December 31, 2008 were as follows:

2009	$793
2010	765
2011	419
2012	140
     Payments related to our lease obligations for the years ended December 31, 2008, 2007 and 2006 were approximately $489, $530 and $690 respectively.

     We are contingently liable to surety insurance companies in the aggregate amount of $84,365 relative to bonds issued on our behalf to the United States Department of the Interior Minerals Management Service (MMS), federal and state agencies and certain third parties from which we purchased oil and gas working interests. The bonds represent guarantees by the surety insurance companies that we will operate in accordance with applicable rules and regulations and perform certain plugging and abandonment obligations as specified by applicable working interest purchase and sale agreements.
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
     In connection with our exploration and development efforts, we are contractually committed to the use of drilling rigs, the purchase of tubular goods and the acquisition of seismic data in the aggregate amount of $41,887 to be incurred over the next year.
     We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due of approximately $9,014 plus accrued interest of approximately $4,211. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The claims relate to franchise tax years from 1999 through 2006. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2007 and 2008 remain subject to examination.
     In 2005, Stone received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement regarding the revision of Stone’s proved reserves. Stone cooperated fully with this inquiry. Stone has not received any further inquiries from the Philadelphia Exchange since the original request for information.
     A consolidated putative class action is pending in the United States District Court for the Western District of Louisiana (the “Federal Court”) against Stone, David Welch, Kenneth Beer, D. Peter Canty and James Prince purporting to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 with El Paso Fireman & Policeman’s Pension Fund designated as Lead Plaintiff (“Securities Action”). The consolidated complaint alleges a putative class period to commence on May 2, 2001 and to end on March 10, 2006 and contends that, during the putative class period, defendants, among other things, misstated or failed to disclose (i) that Stone had materially overstated Stone’s financial results by overvaluing its oil reserves through improper and aggressive reserve methodologies; (ii) that the Company lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) that as a result of the foregoing, the values of the Company’s proved reserves, assets and future net cash flows were materially overstated at all relevant times.
     On October 1, 2007, the Federal Court ordered that (i) the claims asserted against defendants Kenneth Beer and James Prince pursuant to Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and (ii) claims asserted on behalf of putative class members who sold their Company shares prior to October 6, 2005 be dismissed. The remaining claims are still pending.
     On or about May 12, 2008, Lead Plaintiff filed a motion to certify the Securities Action as a class action (“Class Certification Motion”). Defendants filed their opposition to the Class Certification Motion on June 27, 2008. Defendants also filed a Motion for Judgment on the Pleadings and a related Motion to Amend Answer to the Consolidated Class Action Complaint on or about June 11, 2008. The Court has not yet ruled on any of these three motions.
     In addition, pending in the Federal Court and in the 15th Judicial District Court, Parish of Lafayette, Louisiana (the “State Court”) are actions purportedly alleging claims derivatively on behalf of Stone. The operative complaints in these derivative actions name Stone as a nominal defendant and David Welch, Kenneth Beer, D. Peter Canty, James Prince, James Stone, John Laborde, Peter Barker, George Christmas, Richard Pattarozzi, David Voelker, Raymond Gary, B.J. Duplantis and Robert Bernhard as defendants. The State Court action purports to allege claims of breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets against all defendants, and claims of unjust enrichment and insider selling against certain individual defendants. The Federal Court derivative action purports to assert claims against all defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment and claims against certain individual defendants for breach of fiduciary duty and violations of the Sarbanes-Oxley Act of 2002. The Federal Court action has been stayed since December 21, 2006.

     On July 18, 2008, each of Stone, Stone Energy Offshore, L.L.C. (“Merger Sub”), Bois d’Arc Energy, Inc. (“Bois d’Arc”) and Comstock Resources (“Comstock”) was served with a summons and complaint in which Bois d’Arc, its directors and certain of its officers, as well as Comstock, Stone and Merger Sub, were named as defendants in a putative class action lawsuit seeking certification in the District Court of Clark County, Nevada. This lawsuit sought to enjoin the named defendants from proceeding with the proposed merger, sought to have the merger agreement rescinded, and sought an award of monetary damages. Plaintiff’s complaint was dismissed without prejudice on December 24, 2008.
     The foregoing pending actions are at an early stage, and we cannot currently predict the manner and timing of the resolution of these matters and are unable to estimate a range of possible losses or any minimum loss from such matters.
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
NOTE 16 — EMPLOYEE BENEFIT PLANS:
     We have entered into deferred compensation and disability agreements with certain of our officers and former officers whereby we have purchased split-dollar life insurance policies to provide certain retirement and death benefits for certain of our officers and former officers and death benefits payable to us. The aggregate death benefit of the policies was $445 at December 31, 2008, of which $325 was payable to an officer or his beneficiaries and $120 was payable to us. Total cash surrender value of the policies, net of related surrender charges at December 31, 2008, was approximately $24 and is recorded in other assets. Additionally, the benefits under the deferred compensation agreements vest after certain periods of employment, and at December 31, 2008, the liability for such vested benefits was approximately $830 and is recorded in other long-term liabilities.
     The following is a brief description of each incentive compensation plan applicable to our employees:
i.	The Annual Incentive Compensation Plan provided for an annual cash incentive bonus that ties incentives to the annual return on our common stock, to a comparison of the price performance of our common stock to the average quarterly returns on the shares of stock of a peer group of companies with which we compete and to the growth in our net earnings per share, net cash flows and net asset value. Incentive bonuses were awarded to participants based upon individual performance factors. This plan was terminated upon the approval and adoption of the Revised Annual Incentive Compensation Plan, discussed below.

In February 2005, our board of directors approved and adopted the Revised Annual Incentive Compensation Plan. In November 2007, our board of directors approved and adopted the Amended and Restated Revised Annual Incentive Compensation Plan. The revised plan provides for annual cash incentive bonuses that are tied to the achievement of certain strategic objectives as defined by our board of directors on an annual basis. Stone incurred expenses of $2,315, $5,117, and $4,356, net of amounts capitalized, for each of the years ended December 31, 2008, 2007 and 2006, respectively, related to incentive compensation bonuses to be paid under the revised plan. A substantial portion of the 2006 annual incentive bonuses were not earned by performance but were a result of an employee retention program put in place by the board of directors to address employee uncertainty that resulted from two terminated merger agreements in 2006.

ii.	The company’s 2004 Amended and Restated Stock Incentive Plan (the “Plan”) provides for the granting of incentive stock options, restricted stock awards, bonus stock awards, or any combination as is best suited to the circumstances of the particular employee or nonemployee director. The Plan provides for 4,225,000 shares of common stock to be reserved for issuance pursuant to this plan. Under the Plan, we may grant both incentive stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options to all employees and directors. All such options must have an exercise price of not less than the fair market value of the common stock on the date of grant and may not be re-priced without stockholder approval. Stock options to all employees vest ratably over a five-year service-vesting period and expire ten years subsequent to award. Stock options issued to non-employee directors vest ratably over a three-year service-vesting period and expire ten years subsequent to award. In addition, the Plan provides that shares available under the Plan may be granted as restricted stock. Restricted stock grants typically vest in two or more years at the discretion of the Compensation Committee of the board of directors. On May 15, 2008, restricted stock was granted to nonemployee directors with a 7 1/2 month vesting period. At December 31, 2008, we had approximately 673,887 additional shares available for issuance pursuant to the Plan.

iii.	The Stone Energy 401(k) Profit Sharing Plan provides eligible employees with the option to defer receipt of a portion of their compensation and we may, at our discretion, match a portion or all of the employee’s deferral. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the directions of each employee. An employee is 20% vested in matching contributions (if any) for each year of service and is fully vested upon five years of service. For the years ended December 31, 2008, 2007 and 2006, Stone contributed $1,119, $870 and $964, respectively, to the plan.

iv.	The Stone Energy Corporation Deferred Compensation Plan provides eligible executives with the option to defer up to 100% of their compensation for a calendar year and we may, at our discretion, match a portion or all of the participant’s deferral based upon a percentage determined by the board of directors. To date there have been no matching contributions made by Stone. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the direction of each participant. At December 31, 2008 and 2007, plan assets of $4,052 and $3,782, respectively, were included in other assets. An equal amount of plan liabilities were included in other long-term liabilities.

v.	On December 7, 2007, our board of directors approved and adopted the Stone Energy Corporation Executive Change of Control and Severance Plan (“Severance Plan”), as amended and restated to comply with the final regulations under Section 409A of the Internal Revenue Code and to provide that said plan will remain in force and effect unless and until terminated by the board. The Severance Plan amended and restated the company’s previous Executive Change of Control and Severance Plan dated November 16, 2006. The Severance Plan will provide the company’s executives that are terminated in the event of a change of control and upon certain other terminations of employment with change of control and severance benefits as defined in the Severance Plan. The Severance Plan covers all officers, other than those covered by the company’s Executive Change in Control Severance Policy (currently only the Chief Executive Officer and Chief Financial Officer). Severance is triggered by a termination of employment by the company for the “convenience of the company”, as determined by the compensation committee of the board, whether or not a change of control has occurred. On and during the 12 month period following a change of control, a termination of the executive other than for cause or a resignation for “good reason” is deemed to be for the convenience of the company. Executives who are terminated within the scope of the Severance Plan will be entitled to certain payments and benefits including the following: a lump sum equal to his annual pay (or 2.99 times his annual pay if the termination is on or after a change of control), a pro-rated portion of the projected bonus, if any, for the year of termination or change of control, continued health plan coverage for six months and outplacement services. If the payments would be “excess parachute payments,” they will be reduced as necessary to avoid the 20% excise tax under Section 4999 of the Internal Revenue Code (the “Code”) but only if the executive is in a better net after-tax position after such reduction. Also, if a payment would be to a “key employee” for purposes of Section 409A of the Code, payment will be delayed until six months after his termination if required to comply with Section 409A. Benefits paid upon a change of control, without regard to whether there is a termination of employment, include the following: lapse of restrictions on restricted stock, accelerated vesting and cash-out of all in-the-money stock options, a 401(k) plan employer matching contribution at the rate of 50%, and a pro-rated portion of the projected bonus, if any, for the year of change of control.

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

NOTE 17 — OIL AND GAS RESERVE INFORMATION — UNAUDITED:
     Our estimated net proved oil and gas reserves at December 31, 2008 have been prepared in accordance with guidelines established by the SEC. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.
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
     The following table sets forth an analysis of the estimated quantities of net proved and proved developed oil (including condensate) and natural gas reserves, all of which are located onshore and offshore the continental United States:

			Oil and
	Oil	Natural Gas	Natural Gas
	(MBbls)	(MMcf)	(MMcfe)
Estimated proved reserves as of December 31, 2005	41,509	344,088	593,142
Revisions of previous estimates	(5,064)	(43,241)	(73,625)
Extensions, discoveries and other additions	2,580	74,069	89,549
Purchase of producing properties	7,928	11,374	58,942
Production	(5,593)	(43,508)	(77,066)

Estimated proved reserves as of December 31, 2006	41,360	342,782	590,942
Revisions of previous estimates	4,584	27,183	54,688
Extensions, discoveries and other additions	1,635	20,765	30,573
Sale of reserves	(9,905)	(132,559)	(191,988)
Production	(6,088)	(45,088)	(81,617)

Estimated proved reserves as of December 31, 2007	31,586	213,083	402,598
Revisions of previous estimates	(4,416)	(37,509)	(64,007)
Extensions, discoveries and other additions	625	6,246	9,996
Purchase of producing properties	14,680	164,408	252,489
Sale of reserves	(995)	(12,265)	(18,238)
Production	(4,916)	(34,409)	(63,903)

Estimated proved reserves as of December 31, 2008	36,564	299,554	518,935

Estimated proved developed reserves:
as of December 31, 2006	33,301	222,664	422,470

as of December 31, 2007	25,172	171,815	322,846

as of December 31, 2008	28,410	227,857	398,317

     The following tables present the standardized measure of future net cash flows related to estimated proved oil and gas reserves together with changes therein, as defined by the FASB, including a reduction for estimated plugging and abandonment costs that are also reflected as a liability on the balance sheet at December 31, 2008 in accordance with SFAS No. 143. You should not assume that the future net cash flows or the discounted future net cash flows, referred to in the tables below, represent the fair value of our estimated oil and gas reserves. As required by the SEC, we determine estimated future net cash flows using period-end market prices for oil and gas without considering hedge contracts in place at the end of the period. The average 2008 year-end oil and gas prices net of differentials were $39.70 per barrel of oil and $5.87 per Mcf of gas. Future production and development costs are based on current costs with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.

	Standardized Measure Year Ended December 31,
	2008	2007	2006
Future cash inflows	$3,210,283	$4,538,017	$4,199,788
Future production costs	(1,131,548)	(915,166)	(1,254,374)
Future development costs	(1,153,950)	(842,040)	(966,627)
Future income taxes	(8,989)	(734,139)	(279,867)

Future net cash flows	915,796	2,046,672	1,698,920
10% annual discount	(122,692)	(525,083)	(450,090)

Standardized measure of discounted future net cash flows	$793,104	$1,521,589	$1,248,830

	Changes in Standardized Measure
	Year Ended December 31,
	2008	2007	2006
Standardized measure at beginning of year	$1,521,589	$1,248,830	$1,932,979
Sales and transfers of oil and gas produced, net of production costs	(618,618)	(593,605)	(513,785)
Changes in price, net of future production costs	(2,209,114)	857,529	(931,742)
Extensions and discoveries, net of future production and development costs	37,201	114,729	120,314
Changes in estimated future development costs, net of development costs incurred during the period	98,029	(25,223)	(14,222)
Revisions of quantity estimates	(220,387)	363,783	(247,092)
Accretion of discount	203,715	142,605	256,508
Net change in income taxes	509,621	(338,336)	454,881
Purchases of reserves in-place	1,514,487	—	217,701
Sales of reserves in-place	(45,822)	(202,648)	—
Changes in production rates due to timing and other	2,403	(46,075)	(26,712)

Net increase (decrease) in standardized measure	(728,485)	272,759	(684,149)

Standardized measure at end of year	$793,104	$1,521,589	$1,248,830

NOTE 18 — SUMMARIZED QUARTERLY FINANCIAL INFORMATION — UNAUDITED:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2008
Operating revenue	$203,233	$262,962	$172,355	$166,104
Income (loss) from operations	92,292	124,262	55,250	(1,776,842	) (a)
Net income (loss)	62,242	82,811	34,121	(1,316,405	) (a)

Basic earnings (loss) per common share	$2.24	$2.95	$1.05	($33.40)
Diluted earnings (loss) per common share	2.22	2.91	1.04	(33.40)

(a)	Includes a ceiling test write-down of $1,290,544 before taxes ($838,854 after taxes) and goodwill impairment of $465,985 (no tax effect).

2007
Operating revenue	$173,333	$200,300		$178,412	$201,616
Income from operations	25,549	117,125	(b)	52,616	90,250
Net income	10,476	71,983	(b)	34,068	64,909

Basic earnings per common share	$0.38	$2.61		$1.23	$2.34
Diluted earnings per common share	0.38	2.60		1.23	2.33

(b)	Includes a gain on sale of properties of $59,825 before taxes, $40,143 after taxes.

NOTE 19 — GUARANTOR FINANCIAL STATEMENTS:
     Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 8 1/4% Senior Subordinated Notes due 2011 and 6 3/4% Senior Subordinated Notes due 2014 (see Note 10 — Long-Term Debt). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents consolidating financial information as of December 31, 2008 and for the year ended December 31, 2008 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiary, and consolidated basis. Elimination entries presented are necessary to combine the entities. There were no subsidiary guarantees of any of our debt as of December 31, 2007 or for the year ended December 31, 2007.
CONSOLIDATING BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$67,122	$818	$197	$—	$68,137
Accounts receivable	119,918	32,080	99	(456)	151,641
Fair value of hedging contracts	136,072	—	—	—	136,072
Current income tax receivable	29,480	1,703	—	—	31,183
Inventory	32,965	2,710	—	—	35,675
Other current assets	1,356	57	—	—	1,413

Total current assets	386,913	37,368	296	(456)	424,121
Oil and gas properties — United States Proved, net	654,048	474,953	1,582	—	1,130,583
Unevaluated	218,297	275,441	—	—	493,738
Building and land, net	5,615	—	—	—	5,615
Fixed assets, net	5,068	258	—	—	5,326
Other assets, net	46,620	—	—	—	46,620
Investment in subsidiary	199,932	1,475	—	(201,407)	—

Total assets	$1,516,493	$789,495	$1,878	($201,863)	$2,106,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$82,129	$61,582	$761	($456)	$144,016
Undistributed oil and gas proceeds	37,517	365	—	—	37,882
Deferred taxes	32,416	—	—	—	32,416
Asset retirement obligations	45,634	25,075	—	—	70,709
Other current liabilities	13,861	1,898	—	—	15,759

Total current liabilities	211,557	88,920	761	(456)	300,782
Long-term debt	825,000	—	—	—	825,000
Deferred taxes *	25,315	117,338	—	51,271	193,924
Asset retirement obligations	133,109	52,787	250	—	186,146
Fair value of hedging contracts	1,221	—	—	—	1,221
Other long-term liabilities	11,751	—	—	—	11,751

Total liabilities	1,207,953	259,045	1,011	50,815	1,518,824

Minority interest	—	—	87	—	87

Commitments and contingencies

Stockholders’ equity:
Common stock	394	—	—	—	394
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,257,633	1,647,428	1,474	(1,648,902)	1,257,633
Retained earnings (deficit)	(1,033,539)	(1,116,978)	(694)	1,396,224	(754,987)
Accumulated other comprehensive income	84,912	—	—	—	84,912

Total stockholders’ equity	308,540	530,450	780	(252,678)	587,092

Total liabilities and stockholders’ equity	$1,516,493	$789,495	$1,878	($201,863)	$2,106,003

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
YEAR ENDED DECEMBER 31, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$444,826	$16,224	$—	$—	$461,050
Gas production	305,637	31,028	—	—	336,665
Derivative income, net	3,327	—	—	—	3,327

Total operating revenue	753,790	47,252	—	—	801,042

Operating expenses:
Lease operating expenses	142,513	28,594	—	—	171,107
Production taxes	7,722	268	—	—	7,990
Depreciation, depletion, amortization	252,021	36,310	53	—	288,384
Write-down of oil and gas properties	327,891	981,512	—	—	1,309,403
Goodwill impairment	—	465,985	—	—	465,985
Impairment of investment in subsidiary	1,447,497	—	—	(1,447,497)	—
Accretion expense	15,887	1,492	13	—	17,392
Salaries, general and administrative	42,949	555	—	—	43,504
Incentive compensation expense	2,315	—	—	—	2,315

Total operating expenses	2,238,795	1,514,716	66	(1,447,497)	2,306,080

Income (loss) from operations	(1,485,005)	(1,467,464)	(66)	1,447,497	(1,505,038)

Other (income) expenses:
Interest expense	13,212	31	—	—	13,243
Interest income	(11,223)	(27)	—	—	(11,250)
Other (income) expense, net	(6,550)	45	628	—	(5,877)

Total other (income) expenses	(4,561)	49	628	—	(3,884)

Income (loss) before taxes	(1,480,444)	(1,467,513)	(694)	1,447,497	(1,501,154)

Provision (benefit) for income taxes:
Current	6,998	—	—	—	6,998
Deferred	(71,657)	(350,535)	—	51,271	(370,921)

Total income taxes	(64,659)	(350,535)	—	51,271	(363,923)

Net income (loss)	($1,415,785)	($1,116,978)	($694)	$1,396,226	($1,137,231)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
YEAR ENDED DECEMBER 31, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	($1,415,785)	($1,116,978)	($694)	$1,396,226	($1,137,231)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	252,021	36,310	53	—	288,384
Write-down of oil and gas properties	327,891	981,512	—	—	1,309,403
Goodwill impairment	—	465,985	—	—	465,985
Impairment of investment in subsidiary	1,447,497	—	—	(1,447,497)	—
Accretion expense	15,887	1,492	13	—	17,392
Deferred income tax benefit	(71,657)	(350,535)	—	51,271	(370,921)
Settlement of asset retirement obligations	(47,617)	(1,625)	—	—	(49,242)
Non-cash stock compensation expense	8,405	—	—	—	8,405
Excess tax benefits	(3,045)	—	—	—	(3,045)
Non-cash derivative expense	(2,592)	—	—	—	(2,592)
Other non-cash expenses	1,687	—	—	—	1,687
Decrease in current income taxes payable	(87,110)	—	—	—	(87,110)
(Increase) decrease in accounts receivable	70,983	39,182	68	456	110,689
Increase in other current assets	(824)	(42)	—	—	(866)
Increase in inventory	(32,965)	(565)	—	—	(33,530)
Decrease in accounts payable	12,718	11,455	777	—	24,950
Increase in other current liabilities	(299)	(17,481)	—	—	(17,780)
Investment in hedging contracts	(1,914)	—	—	—	(1,914)
Other	3,724	(3,833)	(77)	—	(186)

Net cash provided by operating activities	477,005	44,877	140	456	522,478

Cash flows from investing activities:
Acquisition of Bois d’Arc Energy, Inc.	(929,542)	6,771	57	—	(922,714)
Investment in oil and gas properties	(395,848)	(50,467)	—	(456)	(446,771)
Proceeds from sale of oil and gas properties, net of expenses	13,339	—	—	—	13,339
Sale of fixed assets	4	—	—	—	4
Investment in fixed and other assets	(1,402)	(363)	—	—	(1,765)

Net cash provided by (used in) investing activities	(1,313,449)	(44,059)	57	(456)	(1,357,907)

Cash flows from financing activities:
Proceeds from bank borrowings	425,000	—	—	—	425,000
Deferred financing costs	(8,766)	—	—	—	(8,766)
Excess tax benefits	3,045	—	—	—	3,045
Expenses for stock offering	(54)	—	—	—	(54)
Purchase of treasury stock	(6,724)	—	—	—	(6,724)
Net proceeds from exercise of stock options and vesting of restricted stock	15,939	—	—	—	15,939

Net cash provided by financing activities	428,440	—	—	—	428,440

Net increase (decrease) in cash and cash equivalents	(408,004)	818	197	—	(406,989)
Cash and cash equivalents, beginning of period	475,126	—	—	—	475,126

Cash and cash equivalents, end of period	$67,122	$818	$197	$—	$68,137

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

2.1
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

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2
Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3
Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1
Indenture between Stone Energy Corporation and JPMorgan Chase Bank dated December 10, 2001 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-81380)).

4.2
Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004.)

4.3
First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank dated December 10, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 27, 2008 (File No. 001-12074)).

4.4
First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 27, 2008 (File No. 001-12074)).

†10.1
Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.2	Stone Energy Corporation 2004 Amended and Restated Stock Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107440)).

†10.3
Stone Energy Corporation Revised (2005) Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.4
Stone Energy Corporation Amended and Restated Revised Annual Incentive Compensation Plan, dated November 14, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-12074)).

†10.5	Stone Energy Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

Exhibit
Number	Description

†10.6
Adoption Agreement between Fidelity Management Trust Company and Stone Energy Corporation for the Stone Energy Corporation Deferred Compensation Plan dated December 1, 2004 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

† 10.7
Letter Agreement dated May 19, 2005 between Stone Energy Corporation and Kenneth H. Beer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 24, 2005 (File No. 001-12074)).

*†10.8	Letter Agreement dated December 2, 2008 between Stone Energy Corporation and David H. Welch.

† 10.9
Letter Agreement dated June 28, 2007 between Stone Energy Corporation and Richard L. Smith (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 28, 2007 (File No. 001-12074)).

10.10
$700,000,000 Second Amended and Restated Credit Agreement between Stone Energy Corporation and the financial institutions named therein, dated August 28, 2008 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-12074)).

10.11
Amended and Restated Security Agreement, dated as of August 28, 2008, among Stone Energy Corporation and the other Debtors parties hereto in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-12074)).

†10.12
Stone Energy Corporation Executive Change of Control and Severance Plan (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

†10.13
Stone Energy Corporation Employee Change of Control Severance Plan (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

†10.14
Stone Energy Corporation Executive Change in Control Severance Policy (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Netherland, Sewell & Associates, Inc.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.