Form 10-Q
period 2009-03-31
STONE ENERGY CORP
filed 2009-05-08
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 5, 2009, there were 39,945,866 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008	1

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2009 and 2008	2

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2009 and 2008	3

Notes to Condensed Consolidated Financial Statements	4

Report of Independent Registered Public Accounting Firm	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	28

Signature	29
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-15.1
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$130,201	$68,137
Accounts receivable	113,085	151,641
Fair value of hedging contracts	24,904	136,072
Current income tax receivable	3,775	31,183
Inventory	15,901	35,675
Other current assets	1,084	1,413

Total current assets	288,950	424,121

Oil and gas properties — United States — full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $4,165,931 and $3,766,676, respectively	881,028	1,130,583
Unevaluated	450,291	493,738
Building and land, net	5,579	5,615
Fixed assets, net	4,702	5,326
Other assets, net	45,890	46,620
Fair value of hedging contracts	9,376	—

Total assets	$1,685,816	$2,106,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$120,276	$144,016
Undistributed oil and gas proceeds	14,208	37,882
Fair value of hedging contracts	3,350	—
Deferred taxes	34,990	32,416
Asset retirement obligations	64,248	70,709
Other current liabilities	11,056	15,759

Total current liabilities	248,128	300,782
Long-term debt	800,000	825,000
Deferred taxes	70,255	193,924
Asset retirement obligations	194,522	186,146
Fair value of hedging contracts	256	1,221
Other long-term liabilities	11,941	11,751

Total liabilities	1,325,102	1,518,824

Commitments and contingencies

Stockholders’ equity:
Stone Energy Corporation stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 39,415,691 and 39,430,637 shares, respectively	394	394
Treasury stock (16,582 shares, respectively, at cost)	(860)	(860)
Additional paid-in capital	1,258,511	1,257,633
Accumulated deficit	(987,552)	(754,987)
Accumulated other comprehensive income	90,107	84,912

Total Stone Energy Corporation stockholders’ equity	360,600	587,092

Non-controlling interest	114	87

Total stockholders’ equity	360,714	587,179

Total liabilities and stockholders’ equity	$1,685,816	$2,106,003

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating revenue:
Oil production	$60,202	$122,707
Gas production	69,277	80,526
Derivative income, net	2,922	—

Total operating revenue	132,401	203,233

Operating expenses:
Lease operating expenses	58,154	30,253
Production taxes	1,040	1,400
Depreciation, depletion and amortization	60,618	63,387
Write-down of oil and gas properties	340,083	—
Accretion expense	8,377	4,368
Salaries, general and administrative expenses	11,661	10,256
Incentive compensation expense	220	1,018
Impairment of inventory	5,923	—
Derivative expenses, net	—	259

Total operating expenses	486,076	110,941

Income (loss) from operations	(353,675)	92,292

Other (income) expenses:
Interest expense	5,166	3,859
Interest income	(136)	(4,914)
Other income	(1,402)	(1,041)
Other expense	428	—

Total other (income) expenses	4,056	(2,096)

Net income (loss) before income taxes	(357,731)	94,388

Provision (benefit) for income taxes:
Current	23	13,950
Deferred	(125,216)	18,196

Total income taxes	(125,193)	32,146

Net income (loss)	(232,538)	62,242
Less: Net loss attributable to non-controlling interest	(27)	—

Net income (loss) attributable to Stone Energy Corporation	$(232,565)	$62,242

Basic earnings (loss) per share attributable to Stone Energy Corporation stockholders	$(5.90)	$2.24
Diluted earnings (loss) per share attributable to Stone Energy Corporation stockholders	$(5.90)	$2.22

Average shares outstanding	39,449	27,819
Average shares outstanding assuming dilution	39,449	28,060
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(232,538)	$62,242
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	60,618	63,387
Write-down of oil and gas properties	340,083	—
Impairment of inventory	5,923	—
Accretion expense	8,377	4,368
Deferred income tax provision (benefit)	(125,216)	18,196
Settlement of asset retirement obligations	(6,462)	(18,647)
Non-cash stock compensation expense	1,966	2,137
Excess tax benefits	—	(659)
Non-cash derivative (income) expense	(653)	259
Other non-cash expenses	606	365
Proceeds from unwinding of derivative contracts	112,822	—
Increase (decrease) in current income taxes payable	27,408	(43,550)
Decrease in accounts receivable	38,556	32,909
Decrease in other current assets	313	16
Decrease in inventory	13,851	—
Decrease in accounts payable	(2,399)	(200)
Decrease in other current liabilities	(28,378)	(8,473)
Other	234	(36)

Net cash provided by operating activities	215,111	112,314

Cash flows from investing activities:
Investment in oil and gas properties	(127,172)	(91,216)
Proceeds from sale of oil and gas properties, net of expenses	—	16,485
Sale of fixed assets	35	—
Investment in fixed and other assets	(178)	(276)

Net cash used in investing activities	(127,315)	(75,007)

Cash flows from financing activities:
Repayments of bank borrowings	(25,000)	—
Excess tax benefits	—	659
Purchase of treasury stock	(347)	—
Net proceeds from exercise of stock options and vesting of restricted stock	(385)	3,941

Net cash provided by (used in) financing activities	(25,732)	4,600

Net increase in cash and cash equivalents	62,064	41,907
Cash and cash equivalents, beginning of year	68,137	475,126

Cash and cash equivalents, end of year	$130,201	$517,033

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of future financial results.
Note 2 – Earnings Per Share
     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were no dilutive shares for the quarter ended March 31, 2009 because we had a net loss for the period. There were approximately 241,000 dilutive shares for the three months ended March 31, 2008. Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 398,000 shares in the three months ended March 31, 2008.
     During the three months ended March 31, 2009, approximately 85,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors and 100,000 shares of common stock were repurchased under our stock repurchase program. During the three months ended March 31, 2008, approximately 176,000 shares of common stock were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan.
Note 3 – Derivative Instruments and Hedging Activities
     Our hedging strategy is designed to protect our near and intermediate term cash flow from future declines in oil and natural gas prices. This protection is essential to capital budget planning which is sensitive to expenditures that must be committed to in advance such as rig contracts and the purchase of tubular goods. We enter into hedging transactions to secure a commodity price for a portion of future production that is acceptable at the time of the transaction. These hedges are designated as cash flow hedges upon entering into the contract. We do not enter into hedging transactions for trading purposes. We have no fair value hedges.
     Under Statement of Financial Accounting Standards (“SFAS”) No. 133, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it is recorded as either an asset or liability measured at fair value and subsequent changes in the derivative’s fair value are recognized in equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is considered effective. Additionally, monthly settlements of effective hedges are reflected in revenue from oil and gas production and cash flows from operations. Instruments not qualifying for hedge accounting are recorded in the balance sheet at fair value and changes in fair value are recognized in earnings through derivative expense (income). Typically, a small portion of our derivative contracts are determined to be ineffective. This is because oil and natural gas price changes in the markets in which we sell our products are not 100% correlative to changes in the underlying price basis indicative in the derivative contract. Monthly settlements of ineffective hedges are recognized in earnings through derivative expense (income) and cash flows from operations.
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 became effective for us on January 1, 2009.
     We have entered into zero-premium collars and fixed-price swaps with various counterparties for a portion of our expected 2009, 2010 and 2011 oil and natural gas production from the Gulf Coast Basin. The natural gas collar settlements are based on an average of New York Mercantile Exchange (“NYMEX”) prices for the last three days of a respective month. The collar contracts require payments to the counterparties if the average price is above the ceiling price or payment from the counterparties if the average price is below the floor price. Some of our fixed-price gas swap settlements are based on an average of NYMEX prices for the last three days of a respective month and some are based on the NYMEX price for the last day of a respective month. The fixed-price oil swap settlements are based upon an average of the NYMEX closing price for West Texas Intermediate (“WTI”) during the entire calendar month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our outstanding collar is with BNP Paribas. Our outstanding fixed-price swap contracts are with J.P. Morgan Chase Bank, N.A., The Toronto-Dominion Bank, Barclays Bank PLC and The Bank of Nova Scotia.
     The following table discloses the location and fair value amounts of derivative instruments reported in our balance sheet at March 31, 2009 and December 31, 2008.

Fair Value of Derivative Instruments
(in millions)
	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
Description	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS No. 133:

Commodity contracts	Fair value of		Fair value of		Fair value of		Fair value of
	hedging contracts	$34.3	hedging contracts	$136.1	hedging contracts	$(3.6)	hedging contracts	$(1.2)

Derivatives not designated as hedging instruments under SFAS No. 133:

None	N/A	—	N/A	—	N/A	—	N/A	—

Total derivatives		$34.3		$136.1		$(3.6)		$(1.2)

     The following table discloses the effect of derivative instruments in the statement of operations for the three months ended March 31, 2009 and 2008. During the three months ended March 31, 2009 and 2008, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2009 and 2008
(in millions)
						Location of Gain	Amount of Gain
				Amount of Gain		(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain		Location of Gain (Loss)	(Loss) Reclassified		Income on Derivative	Income on Derivative
	(Loss) Recognized		Reclassified from	from Accumulated		(Ineffective Portion	(Ineffective Portion
Derivatives in SFAS No.	in OCI on		Accumulated OCI into	OCI into Income		and Amount Excluded	and Amount
133 Cash Flow Hedging	Derivative		Income	(Effective Portion)		from Effectiveness	Excluded from
Relationships	(Effective Portion)		(Effective Portion)	(a)		Testing)	Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Commodity contracts	$5.2	$(4.3)	Operating revenue - oil/gas production	$35.2	$(4.3)	Derivative income (expense), net	$2.9	$(0.3)

Total	$5.2	$(4.3)		$35.2	$(4.3)		$2.9	$(0.3)

(a)	For the three months ended March 31, 2009, effective hedging contracts increased oil revenue by $12.6 million and increased gas revenue by $22.6 million. For the three months ended March 31, 2008, effective hedging contracts reduced oil revenue by $5.2 million and increased gas revenue by $0.9 million.
     At March 31, 2009, we had accumulated other comprehensive income of $90.1 million, net of tax, which related to the fair value of our 2009, 2010 and 2011 collar and swap contracts. We believe that approximately $129.8 million of the accumulated other comprehensive income will be reclassified into earnings in the next twelve months.

     On March 3, 2009, we unwound all of our crude oil hedges for the period from April 2009 through December 2009, resulting in proceeds of approximately $59 million. On March 6, 2009, we unwound two of our natural gas hedges for the period from April 2009 through December 2009, resulting in proceeds of approximately $54 million. These amounts (net of related deferred income tax effect) have been included in accumulated other comprehensive income. As the original time periods for these contracts expire, applicable amounts will be reclassified into earnings. We re-hedged a portion of our 2009 volumes and hedged a portion of our 2010 and 2011 production. The following tables illustrate our hedging positions for calendar years 2009, 2010 and 2011 as of May 5, 2009:

	Zero-Premium Collars
	Natural Gas
	Daily
	Volume	Floor	Ceiling
	(MMBtus/d)	Price	Price
2009	20,000	$8.00	$14.30

	Fixed-Price Swaps
	Natural Gas		Oil
	Daily		Daily
	Volume	Swap	Volume	Swap
	(MMBtus/d)	Price	(Bbls/d)	Price
2009	20,000 *	$5.00	3,000 *	$50.00
2009			2,000 *	50.45

*	October — December

2010	20,000	6.97	2,000	63.00
2010	20,000	6.50	1,000	64.05
2010	10,000	6.50	1,000	60.20

2011			1,000	70.05
Note 4 – Long-Term Debt
     Long-term debt consisted of the following at:

	March 31,	December 31,
	2009	2008
	(in millions)
8 1/4% Senior Subordinated Notes due 2011	$200.0	$200.0
6 3/4% Senior Subordinated Notes due 2014	200.0	200.0
Bank debt	400.0	425.0

Total long-term debt	$800.0	$825.0

     On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, with a syndicated bank group. In December 2008, the borrowing base was set at $625 million. At March 31, 2009, we had $400 million in borrowings under our bank credit facility, letters of credit totaling $46 million had been issued pursuant to the facility, and the weighted average interest rate under the credit facility was approximately 2.5%.
     On April 28, 2009, our bank credit facility was amended, and on April 29, 2009, the borrowing base under the credit facility was reduced from $625 million to $425 million. At that time, we repaid $44 million of our outstanding borrowings. As of May 5, 2009, we had $356 million in borrowings under our bank credit facility and $69 million of letters of credit had been issued pursuant to the facility. The amendment increases our borrowing base pricing grid by 75 basis points in respect of London Interbank Offering Rate (“Libor Rate”) advances, by a range of 125 to 150 basis points in respect of base rates advances and by a range of 0 to 12.5 basis points in respect of commitment fees under the credit agreement. The facility is guaranteed by all of our material direct and indirect subsidiaries. The facility is guaranteed by Stone Energy Offshore, L.L.C. (“Stone Offshore”), a wholly owned subsidiary of Stone that holds the assets acquired in the Bois d’Arc transaction.
     The borrowing base under the credit facility is redetermined semi-annually, typically in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. If a reduction in our borrowing base were to fall below any outstanding balances under the credit facility plus any outstanding letters of credit, our agreement with the banks allows us one of three options to cure the borrowing base deficiency: (1) repay amounts outstanding sufficient to cure the deficiency within 10 days after our written election to do so; (2) add additional oil and gas properties acceptable to the banks to the borrowing base and take such actions necessary to grant the banks a mortgage in the properties within thirty days after our written election to do so or (3) arrange to pay the deficiency in monthly installments over ninety days or some longer period acceptable to the banks not to exceed six months.
     The credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At Stone’s option, loans under the credit facility will bear interest at a rate based on the adjusted Libor Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. The credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants.
Note 5 – Comprehensive Income
     The following table illustrates the components of comprehensive income for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(in millions)
Net income (loss)	$(232.6)	$62.2
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	5.2	(4.3)

Comprehensive income (loss)	(227.4)	57.9
Comprehensive income attributable to non-controlling interest	—	—

Comprehensive income (loss) attributable to Stone Energy Corporation	$(227.4)	$57.9

Note 6 – Asset Retirement Obligations
     The change in our asset retirement obligations during the three months ended March 31, 2009 is set forth below:

Three Months
Ended
March 31, 2009
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$256.9
Liabilities settled	(6.5)
Accretion expense	8.4

Asset retirement obligations as of the end of the period, including current portion	$258.8

Note 7 – Impairments
     Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (based on period-end hedge adjusted commodity prices and excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. At March 31, 2009, our ceiling test computation resulted in a write-down of our oil and gas properties of $340.1 million based on a March 31, 2009 Henry Hub gas price of $3.63 per MMBtu and a West Texas Intermediate oil price of $44.92 per barrel. The benefit of hedges in place at March 31, 2009 reduced the write-down by $85.0 million.
     At March 31, 2009, we recorded a write-down of our tubular inventory in the amount of $5.9 million. This charge was the result of the market value of these tubulars falling below historical cost.

Note 8 – Fair Value Measurements
     We adopted the provisions of SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The net effect of the implementation of SFAS No. 157 on our financial statements was immaterial.
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2009 and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

	Fair Value Measurements at March 31, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Money market funds	$57.8	$57.8	$—	$—
Hedging contracts	34.3	—	14.1	20.2

Total	$92.1	$57.8	$14.1	$20.2

Fair Value Measurements at March 31, 2009
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
(in millions)
Hedging contracts	$(3.6)	$—	$(3.6)	$—

Total	$(3.6)	$—	$(3.6)	$—

     The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009.

Hedging
Contracts, net
(in millions)
Balance as of January 1, 2009	$68.1
Total gains/(losses) (realized or unrealized):
Included in earnings	(1.2)
Included in other comprehensive income	24.1
Purchases, sales, issuances and settlements	(70.8)
Transfers in and out of Level 3	—

Balance as of March 31, 2009	$20.2

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gain/(losses) relating to derivatives still held at March 31, 2009	$0.4

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

Note 9 – Acquisitions and Divestitures
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
     The acquisition was accounted for using the purchase method of accounting for business combinations. The acquisition was preliminarily recorded in Stone’s consolidated financial statements on August 28, 2008, the date the acquisition closed. The preliminary purchase price allocation was adjusted in the fourth quarter of 2008 as a result of further analysis of the assets acquired, principally proved and unevaluated oil and gas properties, and liabilities assumed, principally asset retirement obligations and deferred taxes, which resulted in an adjustment to the preliminary allocation to goodwill. The adjustments were the result of additional analysis of proved, probable and possible reserves at the time of the acquisition. The following table represents the allocation of the total purchase price of Bois d’Arc to the acquired assets and liabilities of Bois d’Arc.

Fair value of Bois d’Arc’s net assets:	(in millions)
Net working capital, including cash of $15.3	$27.9
Proved oil and gas properties	1,339.1
Unevaluated oil and gas properties	422.2
Fixed and other assets	0.3
Goodwill	466.0
Deferred tax liability	(467.9)
Dismantlement reserve	(4.2)
Asset retirement obligations	(127.4)

Total fair value of net assets	$1,656.0

     The following table represents the breakdown of the consideration paid for Bois d’Arc’s net assets.

Consideration paid for Bois d’Arc’s net assets:	(in millions)
Cash consideration paid	$935.4
Stone common stock issued	717.9

Aggregate purchase consideration issued to Bois d’Arc stockholders	1,653.3
Plus:
Direct merger costs (1)	2.7

Total purchase price	$1,656.0

(1)	Direct merger costs include legal and accounting fees, printing fees, investment banking expenses and other merger-related costs.
     The allocation of the purchase price included $466 million of asset valuation attributable to goodwill. Goodwill was determined in accordance with SFAS No. 141, “Business Combinations”, and represents the amount by which the total purchase price exceeds the aggregate fair values of the assets acquired and liabilities assumed in the merger, other than goodwill. Goodwill was not deductible for tax purposes. U.S. generally accepted accounting principles require that we test goodwill for impairment at least annually. We tested goodwill created in the Bois d’Arc acquisition for impairment on December 31, 2008. A substantial reduction in commodity prices and the existence of a full cost ceiling test write-down in the fourth quarter of 2008 were indications of potential impairment. The reporting unit for the impairment test was Stone Energy Corporation and its consolidated subsidiaries. The fair value of the reporting unit was determined using average quoted market prices for Stone common stock for the two market days prior to through the two market days after December 31, 2008. A control premium of 25% was applied to the market capitalization. The control premium was based on a history of control premiums paid for the acquisition of entities in similar industries. The resulting fair value of the reporting unit was $504 million below the reporting unit’s carrying value. Additional analysis indicated no implied value of the recorded goodwill, resulting in the impairment of the entire amount of goodwill of $466 million at December 31, 2008.

     The following summary pro forma combined statement of operations data of Stone for the three months ended March 31, 2008 has been prepared to give effect to the merger as if it had occurred on January 1, 2008. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2008 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

Three Months Ended
March 31, 2008
(in millions, except
per share amounts)
Revenues	$316.5
Income from operations	109.4
Net income	72.1
Basic earnings per share	$1.84
Diluted earnings per share	$1.83
Divestitures
     In the first quarter of 2008, we completed the divesture of a small package of Gulf of Mexico properties which totaled 17.4 Bcfe of reserves at December 31, 2007 for a cash consideration of approximately $14.1 million after closing adjustments. The properties that were sold had estimated asset retirement obligations of $32.9 million. These properties were mature, high cost properties with minimal exploitation or exploration opportunities. The sale of these oil and gas properties was accounted for as an adjustment of capitalized costs with no gain or loss recognized.
Note 10 — Commitments and Contingencies
     We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due of approximately $9.0 million plus accrued interest of approximately $4.2 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The claims relate to franchise tax years from 1999 through 2006. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2007 and 2008 remain subject to examination.
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
     On or about May 12, 2008, Lead Plaintiff filed a motion to certify the Securities Action as a class action (“Class Certification Motion”). Defendants filed their opposition to the Class Certification Motion on June 27, 2008. Defendants also filed a Motion for Judgment on the Pleadings and a related Motion to Amend Answer to the Consolidated Class Action Complaint on or about June 11, 2008. The trial date and deadlines previously set by the parties’ agreed Joint Plan of Work and Proposed Scheduling Order were vacated by the Court on December 1, 2008. In a memorandum ruling filed on February 27, 2009, the Court has held that the Lead Plaintiff in this action did not have capacity to sue or be sued. On April 13, 2009, the City of Knoxville Employees’ Pension System filed a motion to be appointed as Lead Plaintiff, which Defendants are opposing.

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
     Stone’s Certificate of Incorporation and/or its Restated Bylaws provide, to the extent permissible under the law of the State of Delaware (Stone’s state of incorporation), for indemnification of and advancement of defense costs to Stone’s current and former directors and officers for potential liabilities related to their service to Stone. Stone has purchased directors and officers insurance policies that, under certain circumstances, may provide coverage to Stone and/or its officers and directors for certain losses resulting from securities-related civil liabilities and/or the satisfaction of indemnification and advancement obligations owed to directors and officers. These insurance policies may not cover all costs and liabilities incurred by Stone and its current and former officers and directors in these regulatory and civil proceedings.

Note 11 – Guarantor Financial Statements
     Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 8 1/4% Senior Subordinated Notes due 2011 and 6 3/4% Senior Subordinated Notes due 2014. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents condensed consolidating financial information as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, and consolidated basis. Elimination entries presented are necessary to combine the entities. There were no subsidiary guarantees of any of our debt for the three-month period ended March 31, 2008.
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
MARCH 31, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$129,400	$419	$382	$—	$130,201
Accounts receivable	109,302	4,288	(505)	—	113,085
Fair value of hedging contracts	24,904	—	—	—	24,904
Current income tax receivable	1,960	1,815	—	—	3,775
Inventory	14,128	1,773	—	—	15,901
Other current assets	1,045	39	—	—	1,084

Total current assets	280,739	8,334	(123)	—	288,950
Oil and gas properties – United States
Proved, net	2,891	876,613	1,524	—	881,028
Unevaluated	253,257	197,034	—	—	450,291
Building and land, net	5,579	—	—	—	5,579
Fixed assets, net	4,702	—	—	—	4,702
Other assets, net	45,890	—	—	—	45,890
Fair value of hedging contracts	9,376	—	—	—	9,376
Investment in subsidiary	568,989	1,475	—	(570,464)	—

Total assets	$1,171,423	$1,083,456	$1,401	$(570,464)	$1,685,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$53,521	$66,755	$—	$—	$120,276
Undistributed oil and gas proceeds	13,801	407	—	—	14,208
Fair value of hedging contracts	3,350	—	—	—	3,350
Deferred taxes	34,990	—	—		34,990
Asset retirement obligations	44,223	20,025	—	—	64,248
Other current liabilities	10,829	227	—	—	11,056

Total current liabilities	160,714	87,414	—	—	248,128
Long-term debt	800,000	—	—	—	800,000
Deferred taxes *	(169,629)	188,612	—	51,272	70,255
Asset retirement obligations	49,405	144,856	261	—	194,522
Fair value of hedging contracts	256	—	—	—	256
Other long-term liabilities	11,941	—	—	—	11,941

Total liabilities	852,687	420,882	261	51,272	1,325,102

Commitments and contingencies

Stockholders’ equity:
Common stock	394	—	—	—	394
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,258,511	2,016,486	1,475	(2,017,961)	1,258,511
Retained earnings (deficit)	(1,029,416)	(1,353,912)	(449)	1,396,225	(987,552)
Accumulated other comprehensive income	90,107	—	—	—	90,107

	318,736	662,574	1,026	(621,736)	360,600

Non-controlling interest	—	—	114	—	114

Total stockholders’ equity	318,736	662,574	1,140	(621,736)	360,714

Total liabilities and stockholders’ equity	$1,171,423	$1,083,456	$1,401	$(570,464)	$1,685,816

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$67,122	$818	$197	$—	$68,137
Accounts receivable	119,918	32,080	99	(456)	151,641
Fair value of hedging contracts	136,072	—	—	—	136,072
Current income tax receivable	29,480	1,703	—	—	31,183
Inventory	32,965	2,710	—	—	35,675
Other current assets	1,356	57	—	—	1,413

Total current assets	386,913	37,368	296	(456)	424,121
Oil and gas properties – United States
Proved, net	654,048	474,953	1,582	—	1,130,583
Unevaluated	218,297	275,441	—	—	493,738
Building and land, net	5,615	—	—	—	5,615
Fixed assets, net	5,068	258	—	—	5,326
Other assets, net	46,620	—	—	—	46,620
Investment in subsidiary	199,932	1,475	—	(201,407)	—

Total assets	$1,516,493	$789,495	$1,878	$(201,863)	$2,106,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$82,129	$61,582	$761	$(456)	$144,016
Undistributed oil and gas proceeds	37,517	365	—	—	37,882
Deferred taxes	32,416	—	—	—	32,416
Asset retirement obligations	45,634	25,075	—	—	70,709
Other current liabilities	13,861	1,898	—	—	15,759

Total current liabilities	211,557	88,920	761	(456)	300,782
Long-term debt	825,000	—	—	—	825,000
Deferred taxes *	25,315	117,338	—	51,271	193,924
Asset retirement obligations	133,109	52,787	250	—	186,146
Fair value of hedging contracts	1,221	—	—	—	1,221
Other long-term liabilities	11,751	—	—	—	11,751

Total liabilities	1,207,953	259,045	1,011	50,815	1,518,824

Commitments and contingencies

Stockholders’ equity:
Common stock	394	—	—	—	394
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,257,633	1,647,428	1,474	(1,648,902)	1,257,633
Retained earnings (deficit)	(1,033,539)	(1,116,978)	(694)	1,396,224	(754,987)
Accumulated other comprehensive income	84,912	—	—	—	84,912

	308,540	530,450	780	(252,678)	587,092

Non-controlling interest	—	—	87	—	87

Total stockholders’ equity	308,540	530,450	867	(252,678)	587,179

Total liabilities and stockholders’ equity	$1,516,493	$789,495	$1,878	$(201,863)	$2,106,003

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$22,988	$37,214	$—	$—	$60,202
Gas production	27,707	41,570	—	—	69,277
Derivative income, net	2,922	—	—	—	2,922

Total operating revenue	53,617	78,784	—	—	132,401

Operating expenses:
Lease operating expenses	11,228	46,926	—	—	58,154
Production taxes	902	138	—	—	1,040
Depreciation, depletion, amortization	11,174	49,385	59	—	60,618
Write-down of oil and gas properties	—	340,083	—	—	340,083
Accretion expense	2,565	5,801	11	—	8,377
Salaries, general and administrative	11,482	179	—	—	11,661
Incentive compensation expense	220	—	—	—	220
Impairment of inventory	5,514	409	—	—	5,923

Total operating expenses	43,085	442,921	70	—	486,076

Income (loss) from operations	10,532	(364,137)	(70)	—	(353,675)

Other (income) expenses:
Interest expense	5,143	23	—	—	5,166
Interest income	(135)	(1)	—	—	(136)
Other (income) expense, net	(854)	223	(343)	—	(974)

Total other (income) expenses	4,154	245	(343)	—	4,056

Income (loss) before taxes	6,378	(364,382)	273	—	(357,731)

Provision (benefit) for income taxes:
Current	23	—	—	—	23
Deferred	2,232	(127,448)	—	—	(125,216)

Total income taxes	2,255	(127,448)	—	—	(125,193)

	4,123	(236,934)	273	—	(232,538)

Less: Net loss attributable to non-controlling interest	—	—	(27)	—	(27)

Net income (loss)	$4,123	$(236,934)	$246	$—	$(232,565)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,123	$(236,934)	$273	$—	$(232,538)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,174	49,385	59	—	60,618
Write-down of oil and gas properties	—	340,083	—	—	340,083
Impairment of inventory	5,514	409	—	—	5,923
Accretion expense	2,565	5,801	11	—	8,377
Deferred income tax provision (benefit)	2,232	(127,448)	—	—	(125,216)
Settlement of asset retirement obligations	(1,411)	(5,051)	—	—	(6,462)
Non-cash stock compensation expense	1,966	—	—	—	1,966
Non-cash derivative income	(653)	—	—	—	(653)
Other non-cash expenses	606	—	—	—	606
Proceeds from unwinding of derivative contracts	112,822	—	—	—	112,822
Increase (decrease) in current income taxes payable	27,519	(111)	—	—	27,408
(Increase) decrease in accounts receivable	10,616	27,793	602	(455)	38,556
Decrease in other current assets	295	18	—	—	313
Decrease in inventory	13,323	528	—	—	13,851
Increase (decrease) in accounts payable	(9,863)	8,224	(760)	—	(2,399)
Decrease in other current liabilities	(26,749)	(1,629)	—	—	(28,378)
Other	11	223	—	—	234

Net cash provided by (used in) operating activities	154,090	61,291	185	(455)	215,111

Cash flows from investing activities:
Investment in oil and gas properties	(65,902)	(61,725)	—	455	(127,172)
Sale of fixed assets	—	35	—	—	35
Investment in fixed and other assets	(178)	—	—	—	(178)

Net cash provided by (used in) investing activities	(66,080)	(61,690)	—	455	(127,315)

Cash flows from financing activities:
Repayment of bank borrowings	(25,000)	—	—	—	(25,000)
Purchase of treasury stock	(347)	—	—	—	(347)
Net proceeds from exercise of stock options and vesting of restricted stock	(385)	—	—	—	(385)

Net cash used in financing activities	(25,732)	—	—	—	(25,732)

Net increase (decrease) in cash and cash equivalents	62,278	(399)	185	—	62,064
Cash and cash equivalents, beginning of period	67,122	818	197	—	68,137

Cash and cash equivalents, end of period	$129,400	$419	$382	$—	$130,201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of March 31, 2009, and the related condensed consolidated statement of operations for the three-month periods ended March 31, 2009 and 2008, and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stone Energy Corporation as of December 31, 2008, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity and comprehensive income for the year then ended (not presented herein) and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
New Orleans, Louisiana
May 5, 2009

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
     When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks, liquidity risks and other risk factors as described in our Annual Report on Form 10-K in Part I, Item 1, “Business – Forward-Looking Statements”, and Item 1A, “Risk Factors”, and in this report under Part II, Item 1A, “Risk Factors”. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Stone Energy Corporation are expressly qualified in their entirety by this cautionary statement.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this Form 10-Q should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
     Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties located primarily in the Gulf of Mexico. On August 28, 2008, we completed the acquisition of Bois d’Arc Energy, Inc. (“Bois d’Arc”) in a cash and stock transaction totaling approximately $1.7 billion. Bois d’Arc was an independent exploration company engaged in the discovery and production of oil and natural gas in the Gulf of Mexico. We are also active in the Appalachia region. Prior to November 30, 2008, we participated in an exploratory joint venture in Bohai Bay, China. Our business strategy is to increase reserves, production and cash flow through the acquisition, exploitation and development of mature properties in the Gulf Coast Basin and exploring opportunities in the deep water environment of the Gulf of Mexico, Appalachia and other potential areas. Throughout this document, reference to our “Gulf Coast Basin” properties includes our onshore, shelf, deep shelf and deep water properties.
     Credit Facility Borrowing Base Redetermination — In connection with the acquisition of Bois d’Arc on August 28, 2008, we entered into an amended and restated revolving credit facility of $700 million, maturing on July 1, 2011, with a syndicated bank group. The facility had a borrowing base of $625 million at December 31, 2008. On April 28, 2009, the credit facility was amended, and on April 29, 2009, our borrowing base was reduced to $425 million. See Bank Credit Facility below for additional information regarding the amended and restated credit facility.
     Unwinding of 2009 Hedge Positions — In March of 2009, we unwound all of our crude oil hedges for the period from April 2009 through December 2009 and two of our natural gas hedges for the period from April 2009 through December 2009, resulting in proceeds of approximately $113 million. These contracts were unwound to provide a source of liquidity to assist with funding capital expenditures, which are heavily weighted toward the first two quarters of the year.
     Declining Commodity Prices — During the first quarter of 2009, we continued to experience declines in oil and natural gas prices which resulted in a ceiling test write-down of $340.1 million.

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
Known Trends and Uncertainties
     Credit Crisis – Beginning in the second half of 2008 and continuing into 2009, world financial markets experienced a severe reduction in the availability of credit. It is difficult to predict the impact of this condition on us in future quarters. Possible negative impacts could include additional decreases in the borrowing base under our credit facility, limitations on our ability to access the debt and equity capital markets and complete asset sales, a need to repay borrowings sooner than expected, an increased counterparty credit risk on our derivatives contracts and under our bank credit facility and the requirement by contractual counterparties of us to post collateral guaranteeing performance. During April of 2009, we posted $22.9 million of letters of credit to satisfy contractual parties.
     Declining Commodity Prices – We have experienced a significant decline in oil and natural gas prices in the last several months. This resulted in a ceiling test write-down of our oil and gas properties in the fourth quarter of 2008 and the first quarter of 2009. It has also caused a reduction in our planned capital expenditures budget for 2009. Should these restrained pricing conditions persist it could severely impact future cash flows, result in further decreases in our borrowing base under our credit facility, constrain capital budgets beyond 2009 and result in additional ceiling test write-downs.
     Bank Credit Facility Borrowing Base Redetermination – On April 29, 2009, our borrowing base under our bank credit facility was reduced from $625 million to $425 million. As of May 5, 2009, we had $356 million of outstanding borrowings under the facility and $69 million in letters of credit had been issued pursuant to the facility. This leaves no availability under the facility. Stone’s cash position at May 5, 2009 is $69.3 million. If the lower commodity price environment were to persist (see discussions above), we could experience a further reduction in the borrowing base under our bank credit facility. If our borrowing base is reduced below any outstanding balances under our bank credit facility plus any outstanding letters of credit, our bank credit facility allows us one of three options to cure the borrowing base deficiency: (1) repay amounts outstanding sufficient to cure the deficiency within 10 days after our written election to do so; (2) add additional oil and gas properties acceptable to the banks to the borrowing base and take such actions necessary to grant the banks a mortgage in the properties within thirty days after our written election to do so or (3) arrange to pay the deficiency in monthly installments over ninety days or some longer period acceptable to the banks not to exceed six months.
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
     Louisiana Franchise Taxes – We have been involved in litigation with the state of Louisiana over the proper computation of franchise taxes allocable to the state. This litigation relates to the state’s position that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to Louisiana for purposes of computing franchise taxes. We disagree with the state’s position. However, if the state’s position were to be upheld, we could incur additional expense for alleged underpaid franchise taxes in prior years and higher franchise tax expense in future years. See “Item 1. Legal Proceedings.” As of March 31, 2009, the state of Louisiana had asserted claims of additional franchise taxes in the amount of $9.0 million plus accrued interest of $4.2 million. There are two open franchise tax years which the state has not yet audited.
     Hurricanes – Since the majority of our production originates in the Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production. In the first quarter of 2009 and in the second half of 2008, we experienced deferrals of production due to Hurricanes Gustav and Ike of approximately 6.3 Bcfe and 18.1 Bcfe, respectively. In 2007, 2006 and 2005, we experienced deferrals of production due to Hurricanes Katrina and Rita of approximately 3.6 Bcfe, 15.6 Bcfe and 16.4 Bcfe, respectively. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes is becoming more difficult to obtain. We have already narrowed our insurance coverage to selected properties and expect rates to rise to reflect underwriters’ losses incurred from the recent hurricanes.
     Regulatory Inquiries and Stockholder Lawsuits – We have been named as a defendant in certain regulatory inquiries and stockholder lawsuits resulting from our reserve restatement. The ultimate resolution of these matters and their impact on us is uncertain. See “Item 1. Legal Proceedings.”
Liquidity and Capital Resources
     As described above in “Known Trends and Uncertainties,” the significant decline in oil and natural gas prices has materially adversely affected our cash flow from operations and liquidity. We have experienced a material reduction in the borrowing base under our bank credit facility. We expect to have limited availability for borrowings under the facility in the short term. Absent an improvement in commodity prices or the addition of material reserves, we could experience a further reduction in the borrowing base by November 2009 at the time of the next scheduled redetermination. Our capital expenditure budget has been set at $300 million, which we intend to finance with cash flow from operations. If we do not have sufficient cash flow from operations or availability under our bank credit facility, we may be forced to reduce our capital expenditures. Although the Board has authorized a capital expenditure budget of $300 million, management has targeted a lesser amount of $250 million given the lower commodity price environment and the focus on liquidity. The remaining $50 million will remain as discretionary and uncommitted. We are considering alternatives for increasing our liquidity, which alternatives may include asset sales, issuances of equity or debt securities, renegotiating our credit facility and other transactions. There is no assurance that we will be able to consummate any of these alternative financing transactions on terms acceptable to us or at all. To the extent that 2009 cash flow from operations exceeds our estimated 2009 capital expenditures, we may pay down a portion of our existing debt, expand our capital budget, repurchase shares on common stock, or invest in the money markets.
     Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $215.1 million during the three months ended March 31, 2009 compared to $112.3 million in the comparable period in 2008. Net cash flow provided by operating activities during the three months ended March 31, 2009 includes $112.8 million of proceeds from the unwinding of derivative contracts.
     Net cash flow used in investing activities totaled $127.3 million during the quarter ended March 31, 2009, which primarily represents our investment in oil and natural gas properties. Net cash flow used in investing activities totaled $75.0 million during the quarter ended March 31, 2008, which primarily represents our investment in oil and natural gas properties offset by proceeds from the sale of oil and natural gas properties.
     Net cash flow used in financing activities totaled $25.7 million for the quarter ended March 31, 2009, which primarily represents repayments of borrowings under our bank credit facility. Net cash flow provided by financing activities totaled $4.6 million for the quarter ended March 31, 2008, which primarily represents proceeds from the exercise of stock options and vesting of restricted stock.
     We had working capital at March 31, 2009 of $40.8 million.
     Capital Expenditures. First quarter 2009 additions to oil and gas property costs of $106.3 million included $4.6 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $6.3 million of capitalized interest. First quarter 2008 additions to oil and gas property costs of $99.3 million included $21.7 million of lease acquisition costs, $5.1 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $4.0 million of capitalized interest. These investments were financed by cash flow from operating activities.
     Bank Credit Facility. On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, with a syndicated bank group. At December 31, 2008, the facility had a borrowing base of $625 million. At March 31, 2009, we had $400 million of outstanding borrowings under our bank credit facility, letters of credit totaling $46 million had been issued under the facility, and the weighted average interest rate was 2.5%. On April 28, 2009, the credit facility was amended, and on April 29, 2009, the borrowing base was reduced to $425 million. At that time, we repaid $44 million of outstanding borrowings under the bank credit facility. As of May 5, 2009, we had $356 million of outstanding borrowings under the credit facility and $69 million of letters of credit had been issued pursuant to the facility. This leaves no availability under the facility. The facility is guaranteed by all of our material direct and indirect subsidiaries. The facility is guaranteed by Stone Energy Offshore, L.L.C. (“Stone Offshore”), a wholly owned subsidiary of Stone that holds the assets acquired in the Bois d’Arc transaction.
     The borrowing base under the credit facility is redetermined semi-annually, in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. If the lower commodity price environment were to persist (see discussions above), we could experience a further reduction in the borrowing base under our bank credit facility.
     The credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At Stone’s option, loans under the credit facility will bear interest at a rate based on the adjusted London Interbank Offering Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. The credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. Stone has been and remains in compliance with all of the financial covenants under the credit facility and the next borrowing base redetermination is expected by November 1, 2009.
     Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million.  The shares may be repurchased from time to time in the open market or through privately negotiated transactions.  The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time.  Through March 31, 2009, 300,000 shares had been repurchased under this program at a total cost of $7.1 million.
Contractual Obligations and Other Commitments
     We are contingently liable to surety insurance companies relative to bonds issued on our behalf to the United States Department of the Interior Minerals Management Service (“MMS”), federal and state agencies and certain third parties from which we purchased oil and gas working interests. At March 31, 2009, we were contingently liable in the aggregate amount of $63.6 million, a reduction from our contingent liability at December 31, 2008 of $84.4 million. This redetermination was accomplished by the posting of additional letters of credit. The bonds represent guarantees by the surety insurance companies that we will operate in accordance with applicable rules and regulations and perform certain plugging and abandonment obligations as specified by applicable working interest purchase and sale agreements.
Results of Operations
     The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	March 31,
	2009	2008	Variance	% Change
Production:
Oil (MBbls)	1,294	1,282	12	1%
Natural gas (MMcf)	9,659	9,133	526	6%
Oil and natural gas (MMcfe)	17,423	16,825	598	4%
Revenue data (in thousands) (a):
Oil revenue	$60,202	$122,707	$(62,505)	(51%)
Natural gas revenue	69,277	80,526	(11,249)	(14%)

Total oil and natural gas revenue	$129,479	$203,233	$(73,754)	(36%)
Average prices (a):
Oil (per Bbl)	$46.52	$95.72	$(49.20)	(51%)
Natural gas (per Mcf)	7.17	8.82	(1.65)	(19%)
Oil and natural gas (per Mcfe)	7.43	12.08	(4.65)	(38%)
Expenses (per Mcfe):
Lease operating expenses	$3.34	$1.80	$1.54	86%
Salaries, general and administrative expenses (b)	0.67	0.61	0.06	10%
DD&A expense on oil and gas properties	3.40	3.73	(0.33)	(9%)

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.

     During the first quarter of 2009, we reported a net loss totaling $232.6 million, or $5.90 per share, compared to net income for the first quarter of 2008 of $62.2 million, or $2.22 per share. All per share amounts are on a diluted basis. On August 28, 2008, we completed the acquisition of Bois d’Arc. The revenues and expenses associated with Bois d’Arc have been included in Stone’s Condensed Consolidated Financial Statements since August 28, 2008.
     We follow the full cost method of accounting for oil and gas properties. At the end of the first quarter of 2009, we recognized a ceiling test write-down of our oil and gas properties totaling $340.1 million ($221.1 million after taxes). The write-down did not impact our cash flow from operations but did reduce net income and stockholders’ equity.
     The variance in quarterly results was due to the following components:
     Production. During the first quarter of 2009, total production volumes increased 4% to 17.4 Bcfe compared to 16.8 Bcfe produced during the first quarter of 2008. Oil production during the first quarter of 2009 totaled approximately 1,294,000 barrels compared to 1,282,000 barrels produced during the first quarter of 2008, while natural gas production totaled 9.7 Bcf during the first quarter of 2009 compared to 9.1 Bcf produced during the first quarter of 2008. Production rates were negatively impacted during the first quarter of 2009 by Gulf Coast shut-ins due to Hurricanes Gustav and Ike, amounting to volumes of approximately 6.3 Bcfe (70 MMcfe per day). Without the effects of hurricane production deferrals, production volumes increased approximately 6.9 Bcfe for the first quarter of 2009 compared to the comparable 2008 quarter. Production associated with the Bois d’Arc acquisition totaled approximately 6.5 Bcfe for the first quarter of 2009.
     Prices. Prices realized during the first quarter of 2009 averaged $46.52 per Bbl of oil and $7.17 per Mcf of natural gas, or 38% lower, on an Mcfe basis, than first quarter 2008 average realized prices of $95.72 per Bbl of oil and $8.82 per Mcf of natural gas. All unit pricing amounts include the cash settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $2.34 per Mcf and increased our average realized oil price by $9.76 per Bbl in the first quarter of 2009. During the first quarter of 2008, our effective hedging transactions increased our average realized natural gas price by $0.09 per Mcf and decreased our average realized oil price by $4.06 per Bbl.
     Income. Oil and natural gas revenue decreased 36% to $129.5 million in the first quarter of 2009 from $203.2 million during the first quarter of 2008. The decrease is attributable to a 38% decrease in average realized prices on a gas equivalent basis. Slightly offsetting this decrease is oil and natural gas revenue related to the properties acquired from Bois d’Arc totaling $35.9 million in the first quarter of 2009.
     Interest income decreased during the first quarter of 2009 to $0.1 million from $4.9 million during the first quarter of 2008. The decrease in interest income is the result of a decrease in our cash balances during the periods after the acquisition of Bois d’Arc.
     Derivative Income/Expense. During the first quarters of 2009 and 2008, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Net derivative income for the quarter ended March 31, 2009, totaled $2.9 million, consisting of $2.3 million of cash settlements on the ineffective derivative contracts and $0.6 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative expense for the quarter ended March 31, 2008, totaled $0.3 million, representing changes in the fair market value of the ineffective portion of derivatives.
     Expenses. Lease operating expenses during the first quarter of 2009 totaled $58.2 million compared to $30.3 million for the first quarter of 2008. The increase in lease operating expenses is primarily the result of $23.9 million of lease operating expenses associated with the properties acquired from Bois d’Arc and $13.0 million of repairs in excess of estimated insurance recoveries related to damage from Hurricanes Gustav and Ike. On a unit of production basis, first quarter 2009 lease operating expenses were $3.34 per Mcfe as compared to $1.80 per Mcfe for the comparable period of 2008, primarily a result of the production disruption from Hurricanes Gustav and Ike and the related repair work.
     Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the first quarter of 2009 totaled $59.2 million, or $3.40 per Mcfe, compared to $62.7 million, or $3.73 per Mcfe, for the first quarter of 2008. The decrease from 2008 is primarily due to the 2008 year-end ceiling test write-down, which reduced the carrying value of the full cost pool for our oil and gas properties.
     Accretion expense for the first quarter of 2009 was $8.4 million compared to $4.4 million for the comparable period of 2008. Due to falling commodity prices and hurricanes, the timing on a substantial portion of our asset retirement obligations was revised in the fourth quarter of 2008 leading to a redetermination of the present value of these obligations. In this redetermination, our credit adjusted risk free interest rate was increased to account for current credit conditions, resulting in a material increase in accretion expense in the first quarter of 2009.

     Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the first quarter of 2009 were $11.7 million compared to $10.3 million in the first quarter of 2008. The increase in SG&A is primarily due to an increase in salaries and wage expense resulting from the Bois d’Arc acquisition and salary adjustments.
     The impairment of inventory for the first quarter of 2009 totaling $5.9 million relates to the write-down of our tubular inventory. This charge was the result of the market value of these tubulars falling below historical cost.
     Interest expense for the first quarter of 2009 totaled $5.2 million, net of $6.3 million of capitalized interest, compared to interest expense of $3.9 million, net of $4.0 million of capitalized interest, during the first quarter of 2008. The increase is primarily the result of interest expense associated with $400 million of borrowings under our bank credit facility at March 31, 2009.
     We estimate that we have incurred approximately $23,000 of current federal income tax expense for the three months ended March 31, 2009. We have a $3.8 million current income tax receivable at March 31, 2009 as a result of current year estimated tax payments exceeding our current estimated federal income tax liability. Our previous estimate of current taxes was adjusted downward primarily as a result of production deferrals associated with the hurricanes as well as a decline in commodity prices.
Recent Accounting Developments
     None.
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
     Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 16% of our estimated 2009 production, 34% of our estimated 2010 production, and 3% of our estimated 2011 production. See Item 1. Financial Statements – Note 3 – Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
     Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
     We had long-term debt outstanding of $800 million at March 31, 2009, of which $400 million, or 50%, bears interest at fixed rates. The $400 million of fixed-rate debt is comprised of $200 million of 8 1/4% Senior Subordinated Notes due 2011 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. At March 31, 2009, the remaining $400 million of our outstanding long-term debt bears interest at a floating rate and consists of borrowings outstanding under our bank credit facility. At March 31, 2009, the weighted average interest rate under our bank credit facility was approximately 2.5% per annum. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

     On April 28, 2009, our bank credit facility was amended, and on April 29, 2009, the borrowing base under the credit facility was reduced from $625 million to $425 million. In connection with this redetermination, our borrowing base pricing grid was increased by 75 basis points in respect of Libor rate advances, by a range of 125 to 150 basis points in respect of base rate advances and by a range of 0 to 12.5 basis points in respect of commitment fees payable under the credit facility.
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
     Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended March 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer believe:
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
Changes in Internal Controls Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On October 1, 2007, the Federal Court issued an Order directing that judgment on the Motions to Dismiss be entered in accordance with the recommendations of the Report.   On October 23, 2007, Stone and the individual defendants filed a motion seeking permission to appeal the denial of the Motions to Dismiss to the Fifth Circuit Court of Appeals, which motion was denied. The discovery process began, and the parties exchanged initial disclosures, document requests, and interrogatories and also began producing documents. On or about May 12, 2008, Lead Plaintiff filed a motion to certify the Securities Action as a class action under Rule 23 of the Federal Rules of Civil Procedure (“Class Certification Motion”). Defendants filed their opposition to the Class Certification Motion on June 27, 2008. Defendants also filed a Motion for Judgment on the Pleadings and a related Motion to Amend Answer to the Consolidated Class Action Complaint on or about June 11, 2008. The trial date and deadlines previously set by the parties’ agreed Joint Plan of Work and Proposed Scheduling Order were vacated by the Court on December 1, 2008. In a memorandum ruling filed on February 27, 2009, the Court has held that the Lead Plaintiff in this action did not have capacity to sue or be sued. On April 13, 2009, the City of Knoxville Employees’ Pension System filed a motion to be appointed as Lead Plaintiff, which Defendants are opposing.
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
     Stone’s Certificate of Incorporation and/or its Restated Bylaws provide, to the extent permissible under the law of the State of Delaware (Stone’s state of incorporation), for indemnification of and advancement of defense costs to Stone’s current and former directors and officers for potential liabilities related to their service to Stone. Stone has purchased directors and officers insurance policies that, under certain circumstances, may provide coverage to Stone and/or its officers and directors for certain losses resulting from securities-related civil liabilities and/or the satisfaction of indemnification and advancement obligations owed to directors and officers. These insurance policies may not cover all costs and liabilities incurred by Stone and its current and former officers and directors in these regulatory and civil proceedings.
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
Item 1A. Risk Factors
     The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2008. Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     We have an existing bank credit facility with lender commitments totaling $700 million. The borrowing base under the credit facility was reduced from $625 million to $425 million on April 29, 2009, leaving no availability under the facility. The borrowing base is determined by the lenders periodically and is based on the estimated value of our oil and gas properties using pricing models determined by the lenders at such time. Our bank credit facility is redetermined semi-annually. In the future, we may not be able to access adequate funding under our bank credit facility as a result of (i) a decrease in our borrowing base due to the outcome of a borrowing base redetermination, or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. A continuation of the declines in commodity prices could result in a determination to further lower the borrowing base in the future and, in such case, we could be required to repay any indebtedness in excess of the borrowing base. The turmoil in the financial markets has adversely impacted the stability and solvency of a number of large global financial institutions.
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
     At May 5, 2009, the principal amount of our outstanding debt was $756 million, including $356 million outstanding under our bank credit facility. The terms of the current agreements governing our debt impose significant restrictions on our ability to take a number of actions that we may otherwise desire to take, including:
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
     We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the agreements governing our debt, it could lead to an event of default and the acceleration of our repayment of outstanding debt. Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions. Our borrowing base under our bank credit facility, which is redetermined semi-annually, is based on an amount established by the bank group after its evaluation of our proved oil and gas reserve values. On April 29, 2009, our borrowing base was reduced from $625 million to $425 million, leaving no availability under the facility. Due to current credit conditions and lower commodity prices, we could experience further reductions of our borrowing base. Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to repay a portion of our bank debt.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the first quarter of 2009:

					Total Number of
					Shares (or Units)	Maximum Number (or
					Purchased as Part	Approximate Dollar Value)
	Total Number of		Average Price		of Publicly	of Shares (or Units) that May
	Shares (or Units)		Paid per Share		Announced Plans or	Yet be Purchased Under the
Period	Purchased		(or Unit)		Programs	Plans or Programs
Share Repurchase
Program:
January 2009	—		$—		—
February 2009	50,000		4.10	(b)	50,000
March 2009	50,000		2.84	(b)	50,000

	100,000		$3.47		100,000	$92,928,632

Other:
January 2009	29,871	(a)	10.46		—
February 2009	8,580	(a)	8.77		—
March 2009	—		—		—

	38,451		10.08		—	N/A

Total	138,451		$5.31		100,000

(a)	Amounts include shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

(b)	Amounts represent the weighted average price paid per share and include a per share commission for all repurchases.

Item 6. Exhibits

*10.1	Indemnification Agreement between Stone Energy Corporation and Robert A. Bernhard dated as of March 23, 2009.

*10.2	Indemnification Agreement between Stone Energy Corporation and George R. Christmas dated as of March 23, 2009.

*10.3	Indemnification Agreement between Stone Energy Corporation and B. J. Duplantis dated as of March 23, 2009.

*10.4	Indemnification Agreement between Stone Energy Corporation and Peter D. Kinnear dated as of March 23, 2009.

*10.5	Indemnification Agreement between Stone Energy Corporation and John P. Laborde dated as of March 23, 2009.

*10.6	Indemnification Agreement between Stone Energy Corporation and Richard A. Pattarozzi dated as of March 23, 2009.

*10.7	Indemnification Agreement between Stone Energy Corporation and Donald E. Powell dated as of March 23, 2009.

*10.8	Indemnification Agreement between Stone Energy Corporation and Kay G. Priestly dated as of March 23, 2009.

*10.9	Indemnification Agreement between Stone Energy Corporation and David R. Voelker dated as of March 23, 2009.

*10.10	Indemnification Agreement between Stone Energy Corporation and Kenneth H. Beer dated as of March 23, 2009.

*10.11	Indemnification Agreement between Stone Energy Corporation and Andrew L. Gates, III dated as of March 23, 2009.

*10.12	Indemnification Agreement between Stone Energy Corporation and Eldon J. Louviere dated as of March 23, 2009.

*10.13	Indemnification Agreement between Stone Energy Corporation and J. Kent Pierret dated as of March 23, 2009.

*10.14	Indemnification Agreement between Stone Energy Corporation and Richard L. Smith dated as of March 23, 2009.

*10.15	Indemnification Agreement between Stone Energy Corporation and David H. Welch dated as of March 23, 2009.

*10.16	Indemnification Agreement between Stone Energy Corporation and Jerome F. Wenzel Jr. dated as of March 23, 2009.

*10.17	Indemnification Agreement between Stone Energy Corporation and Florence M. Ziegler dated as of March 23, 2009.

10.18	Amendment No.1, dated as of April 28, 2009, to the Second Amended and Restated Credit Agreement dated as of August 28, 2008, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and the financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 30, 2009 (File No. 001-12074)).

*15.1	Letter from Ernst & Young LLP dated May 5, 2009, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION

Date: May 7, 2009	By:	/s/ J. Kent Pierret

J. Kent Pierret
Senior Vice President,
Chief Accounting Officer and Treasurer
(On behalf of the Registrant and as
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

*10.1	Indemnification Agreement between Stone Energy Corporation and Robert A. Bernhard dated as of March 23, 2009.

*10.2	Indemnification Agreement between Stone Energy Corporation and George R. Christmas dated as of March 23, 2009.

*10.3	Indemnification Agreement between Stone Energy Corporation and B. J. Duplantis dated as of March 23, 2009.

*10.4	Indemnification Agreement between Stone Energy Corporation and Peter D. Kinnear dated as of March 23, 2009.

*10.5	Indemnification Agreement between Stone Energy Corporation and John P. Laborde dated as of March 23, 2009.

*10.6	Indemnification Agreement between Stone Energy Corporation and Richard A. Pattarozzi dated as of March 23, 2009.

*10.7	Indemnification Agreement between Stone Energy Corporation and Donald E. Powell dated as of March 23, 2009.

*10.8	Indemnification Agreement between Stone Energy Corporation and Kay G. Priestly dated as of March 23, 2009.

*10.9	Indemnification Agreement between Stone Energy Corporation and David R. Voelker dated as of March 23, 2009.

*10.10	Indemnification Agreement between Stone Energy Corporation and Kenneth H. Beer dated as of March 23, 2009.

*10.11	Indemnification Agreement between Stone Energy Corporation and Andrew L. Gates, III dated as of March 23, 2009.

*10.12	Indemnification Agreement between Stone Energy Corporation and Eldon J. Louviere dated as of March 23, 2009.

*10.13	Indemnification Agreement between Stone Energy Corporation and J. Kent Pierret dated as of March 23, 2009.

*10.14	Indemnification Agreement between Stone Energy Corporation and Richard L. Smith dated as of March 23, 2009.

*10.15	Indemnification Agreement between Stone Energy Corporation and David H. Welch dated as of March 23, 2009.

*10.16	Indemnification Agreement between Stone Energy Corporation and Jerome F. Wenzel Jr. dated as of March 23, 2009.

*10.17	Indemnification Agreement between Stone Energy Corporation and Florence M. Ziegler dated as of March 23, 2009.

10.18	Amendment No.1, dated as of April 28, 2009, to the Second Amended and Restated Credit Agreement dated as of August 28, 2008, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and the financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 30, 2009 (File No. 001-12074)).

*15.1	Letter from Ernst & Young LLP dated May 5, 2009, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.