Form 10-Q
period 2009-06-30
STONE ENERGY CORP
filed 2009-08-05
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2009, there were 48,033,551 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$109,339	$68,137
Accounts receivable	136,742	151,641
Fair value of hedging contracts	22,714	136,072
Current income tax receivable	748	31,183
Inventory	12,546	35,675
Other current assets	1,109	1,413

Total current assets	283,198	424,121

Oil and gas properties — United States — full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $4,232,424 and $3,766,676, respectively	857,972	1,130,583
Unevaluated	454,657	493,738
Building and land, net	5,537	5,615
Fixed assets, net	4,373	5,326
Other assets, net	47,484	46,620
Fair value of hedging contracts	3,307	—

Total assets	$1,656,528	$2,106,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$114,228	$144,016
Undistributed oil and gas proceeds	15,555	37,882
Fair value of hedging contracts	17,711	—
Deferred taxes	13,629	32,416
Asset retirement obligations	62,284	70,709
Other current liabilities	10,322	15,759

Total current liabilities	233,729	300,782

Long-term debt	725,000	825,000
Deferred taxes	85,729	193,924
Asset retirement obligations	177,135	186,146
Fair value of hedging contracts	11,661	1,221
Other long-term liabilities	12,428	11,751

Total liabilities	1,245,682	1,518,824

Commitments and contingencies

Stockholders’ equity:
Stone Energy Corporation stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 47,486,255 and 39,430,637 shares, respectively	475	394
Treasury stock (16,582 shares, respectively, at cost)	(860)	(860)
Additional paid-in capital	1,320,384	1,257,633
Accumulated deficit	(953,685)	(754,987)
Accumulated other comprehensive income	44,532	84,912

Total Stone Energy Corporation stockholders’ equity	410,846	587,092

Non-controlling interest	—	87

Total stockholders’ equity	410,846	587,179

Total liabilities and stockholders’ equity	$1,656,528	$2,106,003

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating revenue:
Oil production	$107,972	$156,569	$178,826	$279,276
Gas production	62,340	106,393	130,490	186,919
Derivative income, net	—	—	3,196	—

Total operating revenue	170,312	262,962	312,512	466,195

Operating expenses:
Lease operating expenses	41,122	34,900	99,276	65,153
Other operational expense	2,400	—	2,400	—
Production taxes	2,565	3,503	3,840	4,903
Depreciation, depletion and amortization	57,052	70,831	117,670	134,218
Write-down of oil and gas properties	—	10,100	340,083	10,100
Accretion expense	8,376	3,853	16,753	8,221
Salaries, general and administrative expenses	9,922	11,278	21,583	21,534
Incentive compensation expense	1,197	882	1,417	1,900
Impairment of inventory	1,256	—	7,179	—
Derivative expenses, net	743	3,353	—	3,612

Total operating expenses	124,633	138,700	610,201	249,641

Income (loss) from operations	45,679	124,262	(297,689)	216,554

Other (income) expenses:
Interest expense	4,788	3,633	9,954	7,492
Interest income	(146)	(3,432)	(282)	(8,346)
Other income	(851)	(1,313)	(2,253)	(2,409)
Other expense	—	—	428	55

Total other (income) expenses	3,791	(1,112)	7,847	(3,208)

Net income (loss) before income taxes	41,888	125,374	(305,536)	219,762

Provision (benefit) for income taxes:
Current	—	33,028	23	46,978
Deferred	14,720	9,535	(106,888)	27,731

Total income taxes	14,720	42,563	(106,865)	74,709

Net income (loss)	27,168	82,811	(198,671)	145,053
Less: Net loss attributable to non-controlling interest	—	—	(27)	—

Net income (loss) attributable to Stone Energy Corporation	$27,168	$82,811	$(198,698)	$145,053

Basic earnings (loss) per share attributable to Stone Energy Corporation stockholders	$0.65	$2.90	$(4.92)	$5.10
Diluted earnings (loss) per share attributable to Stone Energy Corporation stockholders	$0.65	$2.88	$(4.92)	$5.08

Average shares outstanding	41,270	28,077	40,365	27,948
Average shares outstanding assuming dilution	41,338	28,459	40,365	28,260
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(198,671)	$145,053
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	117,670	134,218
Write-down of oil and gas properties	340,083	10,100
Impairment of inventory	7,179	—
Accretion expense	16,753	8,221
Deferred income tax provision (benefit)	(106,888)	27,731
Settlement of asset retirement obligations	(28,249)	(33,651)
Non-cash stock compensation expense	3,159	4,322
Excess tax benefits	—	(2,950)
Non-cash derivative expense	1,902	3,612
Other non-cash expenses	923	470
Unrecognized proceeds from unwound derivative contracts	71,662	—
Change in current income taxes	30,435	(47,131)
(Increase) decrease in accounts receivable	17,638	(4,722)
(Increase) decrease in other current assets	271	(543)
Decrease in inventory	15,950	—
Increase (decrease) in accounts payable	11,397	(400)
Decrease in other current liabilities	(27,765)	(3,001)
Investment in hedging contracts	—	(1,914)
Other	94	(26)

Net cash provided by operating activities	273,543	239,389

Cash flows from investing activities:
Investment in oil and gas properties	(197,001)	(177,955)
Proceeds from sale of oil and gas properties, net of expenses	5,496	14,090
Sale of fixed assets	35	—
Investment in fixed and other assets	(376)	(2,503)
Acquisition of non-controlling interest in subsidiary	(40)	—

Net cash used in investing activities	(191,886)	(166,368)

Cash flows from financing activities:
Net proceeds from issuance of common stock	60,456	—
Repayments of bank borrowings	(100,000)	—
Excess tax benefits	—	2,950
Deferred financing costs	(175)	—
Purchase of treasury stock	(347)	—
Net proceeds from exercise of stock options and vesting of restricted stock	(389)	17,020

Net cash provided by (used in) financing activities	(40,455)	19,970

Net increase in cash and cash equivalents	41,202	92,991
Cash and cash equivalents, beginning of period	68,137	475,126

Cash and cash equivalents, end of period	$109,339	$568,117

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of June 30, 2009 and for the three and six-month periods ended June 30, 2009 and 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six-month periods ended June 30, 2009 are not necessarily indicative of future financial results.
Note 2 — Prior Period Restatement
     During the second quarter of 2009, we determined that the first quarter 2009 financial statements had misstatements caused by two errors that resulted in the under-accrual of revenues. The net effect of the misstatements on the individual financial statement line items for the first quarter of 2009 are as follows:

	Quarter Ended March 31, 2009
	As Reported	Adjustment	As Restated
	(In thousands, except per share amounts)
Condensed Consolidated Statement of Operations:
Oil production	$60,202	$10,652	$70,854
Gas production	69,277	(1,127)	68,150
Derivative income, net	2,922	1,017	3,939
Total operating revenue	132,401	10,542	142,943
Production taxes	1,040	235	1,275
Total operating expenses	486,076	235	486,311
Income (loss) from operations	(353,675)	10,307	(343,368)
Net income (loss) before income taxes	(357,731)	10,307	(347,424)
Deferred income taxes	(125,216)	3,608	(121,608)
Net income (loss)	(232,538)	6,699	(225,839)
Net income (loss) attributable to Stone Energy Corporation stockholders	(232,565)	6,699	(225,866)
Basic earnings (loss) per share attributable to Stone Energy Corporation stockholders	$(5.90)	$0.17	$(5.73)
Diluted earnings (loss) per share attributable to Stone Energy Corporation stockholders	$(5.90)	$0.17	$(5.73)

Condensed Consolidated Balance Sheet:
Accounts receivable	$113,085	$10,542	$123,627
Total current assets	288,950	10,542	299,492
Total assets	1,685,816	10,542	1,696,358
Undistributed oil and gas proceeds	14,208	235	14,443
Total current liabilities	248,128	235	248,363
Deferred taxes	70,255	3,608	73,863
Total liabilities	1,325,102	3,843	1,328,945
Accumulated deficit	(987,552)	6,699	(980,853)
Total Stone Energy Corporation stockholders’ equity	360,600	6,699	367,299
Total stockholders’ equity	360,714	6,699	367,413
Total liabilities and stockholders’ equity	1,685,816	10,542	1,696,358

	Quarter Ended March 31, 2009
	As Reported	Adjustment	As Restated
		(In thousands)
Condensed Consolidated Statement of Cash Flows:
Net income (loss)	$(232,538)	$6,699	$(225,839)
Deferred income tax provision (benefit)	(125,216)	3,608	(121,608)
Non-cash derivative income	(653)	(1,017)	(1,670)
(Increase) decrease in accounts receivable	38,556	(9,525)	29,031
Increase (decrease) in other current liabilities	(28,378)	235	(28,143)

Comprehensive income (loss)	$(227,370)	$6,699	$(220,671)
Note 3 — Earnings Per Share
     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were approximately 68,000 and 382,000 dilutive shares for the three months ended June 30, 2009 and 2008, respectively. There were no dilutive shares for the six months ended June 30, 2009 because we had a net loss for the period. There were approximately 312,000 dilutive shares for the six months ended June 30, 2008.
     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 501,000 shares in the three months ended June 30, 2009. There were no antidilutive stock options in the three months ended June 30, 2008. Stock options that were considered antidilutive totaled 501,000 and 65,000 shares in the six months ended June 30, 2009 and 2008, respectively.
     During the three months ended June 30, 2009, approximately 20,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors. On June 10, 2009, 8,050,000 shares of common stock were issued in a public offering (see Note 4). During the three months ended June 30, 2008, approximately 327,000 shares of common stock were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors.
     For the six months ended June 30, 2009 and 2008, approximately 105,000 and 503,000 shares of common stock, respectively, were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan. During the six months ended June 30, 2009, 100,000 shares of common stock were repurchased under our stock repurchase program.
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and are therefore required to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Under FSP EITF No. 03-6-1, companies are required to treat unvested share-based payment awards with a right to receive non-forfeitable dividends as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP EITF No. 03-6-1 effective January 1, 2009. The net effect of the implementation of FSP EITF No. 03-6-1 on our financial statements was immaterial.

Note 4 — Public Offering of Common Stock
     In June 2009, we sold 8.1 million shares of our common stock in a public offering at a price of $8.00 per share resulting in net proceeds of approximately $60.5 million after deducting the underwriting discount and offering expenses. The net proceeds are reflected in the common stock and additional paid-in capital accounts of our condensed consolidated balance sheet at June 30, 2009.
Note 5 — Derivative Instruments and Hedging Activities
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
     We have entered into zero-premium collars and fixed-price swaps with various counterparties for a portion of our expected 2009, 2010 and 2011 oil and natural gas production from the Gulf Coast Basin. The natural gas collar settlements are based on an average of New York Mercantile Exchange (“NYMEX”) prices for the last three days of a respective month. The collar contracts require payments to the counterparties if the average price is above the ceiling price or payment from the counterparties if the average price is below the floor price. Some of our fixed-price gas swap settlements are based on an average of NYMEX prices for the last three days of a respective month and some are based on the NYMEX price for the last day of a respective month. The fixed-price oil swap settlements are based upon an average of the NYMEX closing price for West Texas Intermediate (“WTI”) during the entire calendar month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our outstanding collar is with BNP Paribas. Our outstanding fixed-price swap contracts are with J.P. Morgan Chase Bank, N.A., The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas and The Bank of Nova Scotia.
     All of our derivative instruments at June 30, 2009 and December 31, 2008 were designated as hedging instruments under SFAS No. 133. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at June 30, 2009 and December 31, 2008.
Fair Value of Derivative Instruments at June 30, 2009
(in millions)

	Asset Derivatives		Liability Derivatives
		Fair		Fair
Description	Balance Sheet Location	Value	Balance Sheet Location	Value
Commodity contracts	Current assets: Fair value of hedging contracts	$22.7	Current liabilities: Fair value of hedging contracts	$(17.7)
	Long-term assets: Fair value of hedging contracts	3.3	Long-term liabilities: Fair value of hedging contracts	(11.7)

		$26.0		$(29.4)

Fair Value of Derivative Instruments at December 31, 2008
(in millions)

	Asset Derivatives		Liability Derivatives
		Fair		Fair
Description	Balance Sheet Location	Value	Balance Sheet Location	Value
Commodity contracts	Current assets: Fair value of hedging contracts	$136.1	Long-term liabilities: Fair value of hedging contracts	$(1.2)

		$136.1		$(1.2)

     The following tables disclose the effect of derivative instruments in the statement of operations for the three and six-month periods ended June 30, 2009 and 2008.
The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended June 30, 2009 and 2008
(in millions)

	Amount of Gain (Loss)
Derivatives in	Recognized in OCI on		Gain (Loss) Reclassified from
SFAS No. 133 Cash	Derivative		Accumulated OCI into Income			Gain (Loss) Recognized in Income on
Flow Hedging	(Effective Portion)		(Effective Portion) (a)			Derivative (Ineffective Portion)
Relationships	2009	2008	Location	2009	2008	Location	2009	2008
Commodity contracts	$(45.6)	$(83.3)	Operating revenue - oil/gas production	$44.9	$(21.1)	Derivative income (expense), net	$(0.7)	$(3.4)

Total	$(45.6)	$(83.3)		$44.9	$(21.1)		$(0.7)	$(3.4)

(a)	For the three months ended June 30, 2009, effective hedging contracts increased oil revenue by $19.4 million and increased gas revenue by $25.5 million. For the three months ended June 30, 2008, effective hedging contracts reduced oil revenue by $20.8 million and reduced gas revenue by $0.3 million.
The Effect of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2009 and 2008
(in millions)

	Amount of Gain (Loss)
Derivatives in	Recognized in OCI on		Gain (Loss) Reclassified from
SFAS No. 133 Cash	Derivative		Accumulated OCI into Income			Gain (Loss) Recognized in Income on
Flow Hedging	(Effective Portion)		(Effective Portion) (a)			Derivative (Ineffective Portion)
Relationships	2009	2008	Location	2009	2008	Location	2009	2008
Commodity contracts	$(40.4)	$(87.6)	Operating revenue - oil/gas production	$85.7	$(25.5)	Derivative income (expense), net	$3.2	$(3.6)

Total	$(40.4)	$(87.6)		$85.7	$(25.5)		$3.2	$(3.6)

(a)	For the six months ended June 30, 2009, effective hedging contracts increased oil revenue by $37.7 million and increased gas revenue by $48.0 million. For the six months ended June 30, 2008, effective hedging contracts reduced oil revenue by $26.0 million and increased gas revenue by $0.5 million.
     On March 3, 2009, we unwound all of our then existing crude oil hedges for the period from April 2009 through December 2009, resulting in proceeds of approximately $59 million. On March 6, 2009, we unwound two of our natural gas hedges for the period from April 2009 through December 2009, resulting in proceeds of approximately $54 million. These amounts (net of related deferred income tax effect) were recorded in accumulated other comprehensive income. As the original time periods for these contracts expire, applicable amounts are being reclassified into earnings. During the quarter ended June 30, 2009, $37.3 million (before related deferred income tax effect) of the proceeds were reclassified into production revenue and $71.7 million (before related deferred income tax effect) remains in other comprehensive income.
     At June 30, 2009, we had accumulated other comprehensive income of $44.5 million, net of tax, which related to the fair value of our 2009, 2010 and 2011 collar and swap contracts. A portion of this amount relates to the contracts that were unwound. We believe that approximately $49.8 million of the accumulated other comprehensive income will be reclassified into earnings in the next twelve months.

     The following tables illustrate our hedging positions for calendar years 2009, 2010 and 2011 as of August 5, 2009:

	Zero-Premium Collars
	Natural Gas
	Daily
	Volume	Floor	Ceiling
	(MMBtus/d)	Price	Price
2009	20,000	$8.00	$14.30

	Fixed-Price Swaps
	Natural Gas			Oil
	Daily			Daily
	Volume		Swap	Volume		Swap
	(MMBtus/d)		Price	(Bbls/d)		Price
2009	20,000	(a)	$4.24	3,000	(b)	$50.00
2009	20,000	(b)	5.00	2,000	(b)	50.45
2009	20,000	(b)	5.13	4,000	(b)	71.25

2010	20,000		6.97	2,000		63.00
2010	20,000		6.50	1,000		64.05
2010	10,000		6.50	1,000		60.20
2010				1,000		75.00
2010				1,000		75.25
2010				4,000	(c)	73.65

2011	10,000		6.83	1,000		70.05
2011				1,000		78.20

(a)	July — September

(b)	October — December

(c)	January — March
Note 6 — Long-Term Debt
     Long-term debt consisted of the following at:

	June 30,	December 31,
	2009	2008
	(in millions)
8 1/4% Senior Subordinated Notes due 2011	$200.0	$200.0
6 3/4% Senior Subordinated Notes due 2014	200.0	200.0
Bank debt	325.0	425.0

Total long-term debt	$725.0	$825.0

     On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, with a syndicated bank group. In December 2008, the borrowing base was set at $625 million. On April 28, 2009, our bank credit facility was amended, and on April 29, 2009, the borrowing base under our bank credit facility was reduced from $625 million to $425 million. At June 30, 2009, we had $325 million in borrowings under our bank credit facility, letters of credit totaling $68.9 million had been issued pursuant to the facility, and the weighted average interest rate under our bank credit facility was approximately 3.3%. As of August 5, 2009, we had $313 million in borrowings and $68.9 million of outstanding letters of credit, leaving $43.1 million of availability under our bank credit facility.
     The amendment increased our borrowing base pricing grid by 75 basis points in respect of London Interbank Offering Rate (“Libor Rate”) advances, by a range of 125 to 150 basis points in respect of base rates advances and by a range of 0 to 12.5 basis points in respect of commitment fees under the credit agreement. The facility is guaranteed by all of our material direct and indirect subsidiaries, including Stone Energy Offshore, L.L.C. (“Stone Offshore”), a wholly owned subsidiary of Stone.
     The borrowing base under our bank credit facility is redetermined semi-annually, typically in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. If a reduction caused our borrowing base to fall below any outstanding balances under our bank credit facility plus any outstanding letters of credit, our agreement with the banks allows us one of three options to cure the borrowing base deficiency: (1) repay amounts outstanding sufficient to cure the deficiency within 10 days after our written election to do so; (2) add additional oil and gas properties acceptable to the banks to the borrowing base and take such actions necessary to grant the banks a mortgage in the properties within thirty days after our written election to do so or (3) arrange to pay the deficiency in monthly installments over ninety days or some longer period acceptable to the banks not to exceed six months.
     Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At Stone’s option, loans under our bank credit facility will bear interest at a rate based on the adjusted Libor Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants.
Note 7 — Comprehensive Income
     The following table illustrates the components of comprehensive income for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(in millions)
Net income (loss)	$27.2	$82.8	$(198.7)	$145.1
Other comprehensive loss, net of tax effect:
Adjustment for fair value accounting of derivatives	(45.6)	(83.3)	(40.4)	(87.6)

Comprehensive income (loss)	(18.4)	(0.5)	(239.1)	57.5
Comprehensive income attributable to non-controlling interest	—	—	—	—

Comprehensive income (loss) attributable to Stone Energy Corporation	$(18.4)	$(0.5)	$(239.1)	$57.5

Note 8 — Asset Retirement Obligations
     The change in our asset retirement obligations during the six months ended June 30, 2009 is set forth below:

Six Months
Ended
June 30, 2009
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$256.9
Liabilities settled	(28.2)
Divestment of properties	(6.0)
Accretion expense	16.7

Asset retirement obligations as of the end of the period, including current portion	$239.4

Note 9 — Impairments
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
     For the six months ended June 30, 2009, we recorded a write-down of our tubular inventory in the amount of $7.2 million. This charge was the result of the market value of these tubulars falling below historical cost.

Note 10 — Fair Value Measurements
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
     As of June 30, 2009, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for the credit risk of Stone and its counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy and collar contracts are included within the Level 3 fair value hierarchy. Significant unobservable inputs used in establishing fair value for the collars were the volatility impacts in the pricing model as it relates to the call and put portions of the collar. For a more detailed description of our derivative instruments, see Note 5 — Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in money market funds, which are included within the Level 1 fair value hierarchy.
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis during the six months ended June 30, 2009.

	Fair Value Measurements at June 30, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
		(in millions)
Money market funds	$60.9	$60.9	$—	$—
Hedging contracts	26.0	—	12.6	13.4

Total	$86.9	$60.9	$12.6	$13.4

Fair Value Measurements at June 30, 2009
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
(in millions)
Hedging contracts	$(29.4)	$—	$(29.4)	$—

Total	$(29.4)	$—	$(29.4)	$—

     The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009.

Hedging
Contracts, net
(in millions)
Balance as of January 1, 2009	$68.1
Total gains/(losses) (realized or unrealized):
Included in earnings	48.5
Included in other comprehensive income	(21.4)
Purchases, sales, issuances and settlements	(81.8)
Transfers in and out of Level 3	—

Balance as of June 30, 2009	$13.4

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gain/(losses) relating to derivatives still held at June 30, 2009	$(0.1)

     We have applied the fair value concepts indicated in SFAS No. 157 in recording the assets and liabilities acquired in our acquisition of Bois d’Arc Energy, Inc. (“Bois d’Arc”) (see Note 11 - Acquisitions and Divestitures). In determining the fair value of Bois d’Arc’s most significant assets, proved and unevaluated oil and gas properties, we used elements of both the income and market approaches. Future income for oil and gas properties was estimated based on proved, probable, possible and prospective reserve volumes and quoted commodity prices in the futures markets. We then applied appropriate discount rates based on the risk profile of the respective reserve categories. Resulting values from the income approach were compared to ranges of prices paid in the acquisition of similar oil and gas properties in other transactions. Values determined under the income approach were within market ranges.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 became effective for us on June 15, 2009.
     The fair value of cash and cash equivalents, accounts receivable, accounts payable to vendors and our variable-rate bank debt approximated book value at June 30, 2009 and December 31, 2008. As of June 30, 2009 and December 31, 2008, the fair value of our $200 million 8 1/4% Senior Subordinated Notes due 2011 was $163 million and $145 million, respectively. As of June 30, 2009 and December 31, 2008, the fair value of our $200 million 6 3/4% Senior Subordinated Notes due 2014 was $127 million and $101 million, respectively. The fair values of our outstanding notes were determined based upon quotes obtained from brokers.
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
Note 11 — Acquisitions and Divestitures
Acquisitions
     On August 28, 2008, we completed the acquisition of Bois d’Arc in a cash and stock transaction totaling approximately $1.7 billion. Bois d’Arc was an independent exploration company engaged in the discovery and production of oil and natural gas in the Gulf of Mexico. The primary factors considered by management in making the acquisition included the belief that the merger would position the combined company as one of the largest independent Gulf of Mexico-focused exploration and production companies, with a solid production base, a strong portfolio for continued development of proved and probable reserves, and an extensive inventory of exploration opportunities. Pursuant to the terms and conditions of the agreement and plan of merger, Stone paid total merger consideration of approximately $935 million in cash and issued approximately 11.3 million common shares, valued at $63.52 per share. The per share value of the Stone common shares issued was calculated as the average of Stone’s closing share price for the two days prior to through the two days after the merger announcement date of April 30, 2008. The cash component of the merger consideration was funded with approximately $510 million of cash on hand and $425 million of borrowings from our amended and restated bank credit facility.
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

(in millions)

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

(in millions)
Consideration paid for Bois d’Arc’s net assets:
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
     The following summary pro forma combined statement of operations data of Stone for the three and six-month periods ended June 30, 2008 has been prepared to give effect to the merger as if it had occurred on January 1, 2008. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2008 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
	(in millions, except per share amounts)
Revenues	$411.0	$727.5
Income from operations	170.2	279.6
Net income	111.8	183.9
Basic earnings per share	$2.84	$4.69
Diluted earnings per share	2.81	4.65
     During the second quarter of 2009, we acquired the entire non-controlling interest in a subsidiary. As a result of this transaction, all of our subsidiaries are now wholly-owned.
Divestitures
     In the first quarter of 2008, we completed the divesture of a small package of Gulf of Mexico properties which totaled 17.4 Bcfe of reserves at December 31, 2007 for a cash consideration of approximately $14.1 million after closing adjustments. The properties that were sold had estimated asset retirement obligations of $32.9 million. In the second quarter of 2009, we completed the sale of an onshore Louisiana field for cash consideration of approximately $5.0 million. The estimated asset retirement obligation for this field was $6.0 million. The sale of these properties was accounted for as an adjustment of capitalized costs with no gain or loss recognized.

Note 12 — Subsequent Events
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 modifies the definition of subsequent events and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 became effective for us on June 15, 2009. We evaluated subsequent events through August 5, 2009, which represents the date our financial statements were issued, and we have no subsequent events to report in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
Note 13 — Commitments and Contingencies
     We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due of approximately $9.0 million plus accrued interest of approximately $4.2 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The claims relate to franchise tax years from 1999 through 2006. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2007 through 2009 for Stone and franchise tax years 2006 through 2008 for Bois d’Arc remain subject to examination.
     In 2005, Stone received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement regarding the revision of Stone’s proved reserves. Stone cooperated fully with this inquiry. Stone has not received any further inquiries from the Philadelphia Exchange since the original request for information.
     A consolidated putative class action is pending in the United States District Court for the Western District of Louisiana (the “Federal Court”) against Stone, David Welch, Kenneth Beer, D. Peter Canty and James Prince purporting to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Securities Action”). The consolidated complaint alleges a putative class period to commence on May 2, 2001 and to end on March 10, 2006 and contends that, during the putative class period, defendants, among other things, misstated or failed to disclose (i) that Stone had materially overstated Stone’s financial results by overvaluing its oil reserves through improper and aggressive reserve methodologies; (ii) that the Company lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) that as a result of the foregoing, the values of the Company’s proved reserves, assets and future net cash flows were materially overstated at all relevant times.
     On October 1, 2007, the Federal Court ordered that (i) the claims asserted against defendants Kenneth Beer and James Prince pursuant to Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and (ii) claims asserted on behalf of putative class members who sold their Company shares prior to October 6, 2005 be dismissed. The remaining claims are still pending.
     On or about May 12, 2008, then Lead Plaintiff El Paso Fireman & Policeman’s Pension Fund filed a motion to certify the Securities Action as a class action (“Class Certification Motion”). Defendants filed an opposition to the Class Certification Motion on June 27, 2008. Defendants also filed a Motion for Judgment on the Pleadings and a related Motion to Amend Answer to the Consolidated Class Action Complaint on or about June 11, 2008. In a memorandum ruling filed on February 27, 2009, the Court held that El Paso Fireman & Policeman’s Pension Fund did not have capacity to sue or be sued and dismissed it from the lawsuit. Subsequently, the Court denied the Class Certification Motion as moot. El Paso Fireman & Policeman’s Pension Fund is appealing its dismissal. On April 13, 2009, the City of Knoxville Employees’ Pension System filed a motion to be appointed as the new lead plaintiff, and on July 16, 2009, Pipefitters Local No. 636 Defined Benefit Plan also filed a motion to be appointed as the new lead plaintiff. Defendants are opposing the motions by the City of Knoxville Employees’ Pension System and Pipefitters Local No. 636 Defined Benefit Plan, as well as El Paso Fireman & Policeman’s Pension Fund’s appeal.
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

Note 14 — Guarantor Financial Statements
     Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 8 1/4% Senior Subordinated Notes due 2011 and 6 3/4% Senior Subordinated Notes due 2014. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents condensed consolidating financial information as of June 30, 2009 and December 31, 2008 and for the three and six-month periods ended June 30, 2009 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, and consolidated basis. Elimination entries presented are necessary to combine the entities. There were no subsidiary guarantees of any of our debt for the three and six-month periods ended June 30, 2008.
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
JUNE 30, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
Assets	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$105,115	$3,601	$623	$—	$109,339
Accounts receivable	77,130	60,311	(699)	—	136,742
Fair value of hedging contracts	22,714	—	—	—	22,714
Current income tax receivable	720	28	—	—	748
Inventory	11,184	1,362	—	—	12,546
Other current assets	1,087	22	—	—	1,109

Total current assets	217,950	65,324	(76)	—	283,198
Oil and gas properties — United States
Proved, net	3,269	853,243	1,460	—	857,972
Unevaluated	261,668	192,989	—	—	454,657
Building and land, net	5,537	—	—	—	5,537
Fixed assets, net	4,373	—	—	—	4,373
Other assets, net	47,484	—	—	—	47,484
Fair value of hedging contracts	3,307	—	—	—	3,307
Investment in subsidiary	568,794	1,639	—	(570,433)	—

Total assets	$1,112,382	$1,113,195	$1,384	$(570,433)	$1,656,528

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$25,167	$88,981	$80	$—	$114,228
Undistributed oil and gas proceeds	14,168	1,387	—	—	15,555
Fair value of hedging contracts	17,711	—	—	—	17,711
Deferred taxes	13,629	—	—	—	13,629
Asset retirement obligations	29,371	32,913	—	—	62,284
Other current liabilities	9,878	444	—	—	10,322

Total current liabilities	109,924	123,725	80	—	233,729
Long-term debt	725,000	—	—	—	725,000
Deferred taxes *	(161,132)	195,590	—	51,271	85,729
Asset retirement obligations	58,520	118,342	273	—	177,135
Fair value of hedging contracts	11,661	—	—	—	11,661
Other long-term liabilities	12,428	—	—	—	12,428

Total liabilities	756,401	437,657	353	51,271	1,245,682

Commitments and contingencies

Stockholders’ equity:
Common stock	475	—	—	—	475
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,320,310	2,016,364	1,639	(2,017,929)	1,320,384
Retained earnings (deficit)	(1,008,476)	(1,340,826)	(608)	1,396,225	(953,685)
Accumulated other comprehensive income	44,532	—	—	—	44,532

	355,981	675,538	1,031	(621,704)	410,846

Non-controlling interest	—	—	—	—	—

Total stockholders’ equity	355,981	675,538	1,031	(621,704)	410,846

Total liabilities and stockholders’ equity	$1,112,382	$1,113,195	$1,384	$(570,433)	$1,656,528

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
Assets	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$67,122	$818	$197	$—	$68,137
Accounts receivable	119,918	32,080	99	(456)	151,641
Fair value of hedging contracts	136,072	—	—	—	136,072
Current income tax receivable	29,480	1,703	—	—	31,183
Inventory	32,965	2,710	—	—	35,675
Other current assets	1,356	57	—	—	1,413

Total current assets	386,913	37,368	296	(456)	424,121
Oil and gas properties — United States
Proved, net	654,048	474,953	1,582	—	1,130,583
Unevaluated	218,297	275,441	—	—	493,738
Building and land, net	5,615	—	—	—	5,615
Fixed assets, net	5,068	258	—	—	5,326
Other assets, net	46,620	—	—	—	46,620
Investment in subsidiary	199,932	1,475	—	(201,407)	—

Total assets	$1,516,493	$789,495	$1,878	$(201,863)	$2,106,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$82,129	$61,582	$761	$(456)	$144,016
Undistributed oil and gas proceeds	37,517	365	—	—	37,882
Deferred taxes	32,416	—	—	—	32,416
Asset retirement obligations	45,634	25,075	—	—	70,709
Other current liabilities	13,861	1,898	—	—	15,759

Total current liabilities	211,557	88,920	761	(456)	300,782
Long-term debt	825,000	—	—	—	825,000
Deferred taxes *	25,315	117,338	—	51,271	193,924
Asset retirement obligations	133,109	52,787	250	—	186,146
Fair value of hedging contracts	1,221	—	—	—	1,221
Other long-term liabilities	11,751	—	—	—	11,751

Total liabilities	1,207,953	259,045	1,011	50,815	1,518,824

Commitments and contingencies

Stockholders’ equity:
Common stock	394	—	—	—	394
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,257,633	1,647,428	1,474	(1,648,902)	1,257,633
Retained earnings (deficit)	(1,033,539)	(1,116,978)	(694)	1,396,224	(754,987)
Accumulated other comprehensive income	84,912	—	—	—	84,912

	308,540	530,450	780	(252,678)	587,092

Non-controlling interest	—	—	87	—	87

Total stockholders’ equity	308,540	530,450	867	(252,678)	587,179

Total liabilities and stockholders’ equity	$1,516,493	$789,495	$1,878	$(201,863)	$2,106,003

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$37,799	$70,173	$—	$—	$107,972
Gas production	30,260	32,080	—	—	62,340

Total operating revenue	68,059	102,253	—	—	170,312

Operating expenses:
Lease operating expenses	7,958	33,164	—	—	41,122
Other operational expense	2,400	—	—	—	2,400
Production taxes	2,394	171	—	—	2,565
Depreciation, depletion, amortization	10,495	46,494	63	—	57,052
Accretion expense	2,564	5,801	11	—	8,376
Salaries, general and administrative.	9,929	(8)	1	—	9,922
Incentive compensation expense	1,197	—	—	—	1,197
Derivative expense, net	743	—	—	—	743
Impairment of inventory	845	411	—	—	1,256

Total operating expenses	38,525	86,033	75	—	124,633

Income (loss) from operations	29,534	16,220	(75)	—	45,679

Other (income) expenses:
Interest expense	4,770	18	—	—	4,788
Interest income	(146)	—	—	—	(146)
Other (income) expense, net	(701)	(183)	33	—	(851)

Total other (income) expenses	3,923	(165)	33	—	3,791

Income (loss) before taxes	25,611	16,385	(108)	—	41,888

Provision for income taxes:
Current	—	—	—	—	—
Deferred	9,012	5,708	—	—	14,720

Total income taxes	9,012	5,708	—	—	14,720

	16,599	10,677	(108)	—	27,168
Less: Net loss attributable to non-controlling interest	—	—	—	—	—

Net income (loss)	$16,599	$10,677	$(108)	$—	$27,168

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$66,450	$112,376	$—	$—	$178,826
Gas production	57,967	72,523	—	—	130,490
Derivative income, net	3,196	—	—	—	3,196

Total operating revenue	127,613	184,899	—	—	312,512

Operating expenses:
Lease operating expenses	19,186	80,090	—	—	99,276
Other operational expense	2,400	—	—	—	2,400
Production taxes	3,296	544	—	—	3,840
Depreciation, depletion, amortization	21,669	95,879	122	—	117,670
Write-down of oil and gas properties	—	340,083	—	—	340,083
Accretion expense	5,129	11,602	22	—	16,753
Salaries, general and administrative	21,411	171	1	—	21,583
Incentive compensation expense	1,417	—	—	—	1,417
Impairment of inventory	6,359	820	—	—	7,179

Total operating expenses	80,867	529,189	145	—	610,201

Income (loss) from operations	46,746	(344,290)	(145)	—	(297,689)

Other (income) expenses:
Interest expense	9,913	41	—	—	9,954
Interest income	(281)	(1)	—	—	(282)
Other (income) expense, net	(1,555)	40	(310)	—	(1,825)

Total other (income) expenses	8,077	80	(310)	—	7,847

Income (loss) before taxes	38,669	(344,370)	165	—	(305,536)

Provision (benefit) for income taxes:
Current	23	—	—	—	23
Deferred	13,583	(120,471)	—	—	(106,888)

Total income taxes	13,606	(120,471)	—	—	(106,865)

	25,063	(223,899)	165	—	(198,671)
Less: Net loss attributable to non-controlling interest	—	—	(27)	—	(27)

Net income (loss)	$25,063	$(223,899)	$138	$—	$(198,698)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$25,063	$(223,899)	$165	$—	$(198,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	21,669	95,879	122	—	117,670
Write-down of oil and gas properties	—	340,083	—	—	340,083
Impairment of inventory	6,359	820	—	—	7,179
Accretion expense	5,129	11,602	22	—	16,753
Deferred income tax provision (benefit)	13,583	(120,471)	—	—	(106,888)
Settlement of asset retirement obligations	(3,773)	(24,476)	—	—	(28,249)
Non-cash stock compensation expense	3,159	—	—	—	3,159
Non-cash derivative expense	1,902	—	—	—	1,902
Other non-cash expenses	923	—	—	—	923
Unrecognized proceeds from unwound derivative contracts	71,662	—	—	—	71,662
Change in current income taxes	28,760	1,675	—	—	30,435
(Increase) decrease in accounts receivable	36,362	(19,066)	797	(455)	17,638
Decrease in other current assets	237	34	—	—	271
Decrease in inventory	15,422	528	—	—	15,950
Increase (decrease) in accounts payable	(4,899)	16,976	(680)	—	11,397
Decrease in other current liabilities	(27,332)	(433)	—	—	(27,765)
Other expenses	66	28	—	—	94

Net cash provided by (used in) operating activities	194,292	79,280	426	(455)	273,543

Cash flows from investing activities:
Investment in oil and gas properties	(120,964)	(76,492)	—	455	(197,001)
Proceeds from sale of oil and gas properties, net of expenses	5,496	—	—	—	5,496
Sale of fixed assets	—	35	—	—	35
Investment in fixed and other assets	(376)	—	—	—	(376)
Acquisition of non-controlling interest in subsidiary	—	(40)	—	—	(40)

Net cash provided by (used in) investing activities	(115,844)	(76,497)	—	455	(191,886)

Cash flows from financing activities:
Net proceeds from issuance of common stock	60,456	—	—	—	60,456
Repayment of bank borrowings	(100,000)	—	—	—	(100,000)
Deferred financing costs	(175)	—	—	—	(175)
Purchase of treasury stock	(347)	—	—	—	(347)
Net proceeds from exercise of stock options and vesting of restricted stock	(389)	—	—	—	(389)

Net cash used in financing activities	(40,455)	—	—	—	(40,455)

Net increase in cash and cash equivalents	37,993	2,783	426	—	41,202
Cash and cash equivalents, beginning of period	67,122	818	197	—	68,137

Cash and cash equivalents, end of period	$105,115	$3,601	$623	$—	$109,339

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of June 30, 2009, and the related condensed consolidated statement of operations for the three and six-month periods ended June 30, 2009 and 2008, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
August 5, 2009

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
     Public Offering of Common Stock – In June 2009, we sold 8.1 million of shares of our common stock in a public offering at a price of $8.00 per share resulting in net proceeds of approximately $60.5 million after underwriters’ discounts and offering expenses. The net proceeds are being used for general corporate purposes, including the reduction of outstanding bank debt.
     Pyrenees Discovery – In early June 2009, we announced a discovery on our deepwater Pyrenees Prospect, located on Garden Banks Block 293. The well encountered approximately 125 feet of net hydrocarbon pay in three zones. We have a 15% working interest in the prospect and a small overriding royalty. Delineation drilling on the Pyrenees Discovery is planned for the second half of 2009.
     Bank Credit Facility Borrowing Base Redetermination — In connection with the acquisition of Bois d’Arc on August 28, 2008, we entered into an amended and restated revolving credit facility of $700 million, maturing on July 1, 2011, with a syndicated bank group. Our bank credit facility had a borrowing base of $625 million at December 31, 2008. On April 28, 2009, our bank credit facility was amended, and on April 29, 2009, our borrowing base was reduced to $425 million. The next borrowing base redetermination is expected by November 1, 2009. See Bank Credit Facility below for additional information regarding the amended and restated credit facility.
     Unwinding of 2009 Hedge Positions — In March of 2009, we unwound all of our then existing crude oil hedges for the period from April 2009 through December 2009 and two of our natural gas hedges for the period from April 2009 through December 2009, resulting in proceeds of approximately $113 million. These contracts were unwound to provide a source of liquidity to assist with funding capital expenditures, which were heavily weighted toward the first two quarters of the year.
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
Known Trends and Uncertainties
     Hurricanes – Since the majority of our production originates in the Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production. During the first six months of 2009, we experienced deferrals of production due to Hurricanes Gustav and Ike of approximately 10.7 Bcfe. Production deferrals for Hurricanes Gustav and Ike amounted to 18.1 Bcfe in the second half of 2008. In 2007, 2006 and 2005, we experienced deferrals of production due to Hurricanes Katrina and Rita of approximately 3.6 Bcfe, 15.6 Bcfe and 16.4 Bcfe, respectively. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes is becoming more difficult to obtain. We have narrowed our insurance coverage to selected properties, increased our deductibles and are shouldering more hurricane related risk in the environment of rising insurance rates.
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
     Declining Commodity Prices – We experienced a significant decline in oil and natural gas prices in 2008 and the first quarter of 2009. This resulted in a ceiling test write-down of our oil and gas properties in the fourth quarter of 2008 and the first quarter of 2009. It has also caused a reduction in our planned capital expenditures budget for 2009. Should these restrained pricing conditions persist it could severely impact future cash flows, result in further decreases in our borrowing base under our credit facility, constrain capital budgets beyond 2009 and result in additional ceiling test write-downs.
     Bank Credit Facility Borrowing Base Redetermination – On April 29, 2009, our borrowing base under our bank credit facility was reduced from $625 million to $425 million. As of August 5, 2009, we had $313 million of outstanding borrowings under the facility and $69 million in letters of credit had been issued pursuant to the facility, leaving $43 million of availability under the facility. Stone’s cash position at August 5, 2009 is approximately $140 million. If a lower commodity price environment were to persist (see discussions above), we could experience a further reduction in the borrowing base under our bank credit facility. If our borrowing base is reduced below any outstanding balances under our bank credit facility plus any outstanding letters of credit, our bank credit facility allows us one of three options to cure the borrowing base deficiency: (1) repay amounts outstanding sufficient to cure the deficiency within 10 days after our written election to do so; (2) add additional oil and gas properties acceptable to the banks to the borrowing base and take such actions necessary to grant the banks a mortgage in the properties within thirty days after our written election to do so or (3) arrange to pay the deficiency in monthly installments over ninety days or some longer period acceptable to the banks not to exceed six months.

     Louisiana Franchise Taxes – We have been involved in litigation with the state of Louisiana over the proper computation of franchise taxes allocable to the state. This litigation relates to the state’s position that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to Louisiana for purposes of computing franchise taxes. We disagree with the state’s position. However, if the state’s position were to be upheld, we could incur additional expense for alleged underpaid franchise taxes in prior years and higher franchise tax expense in future years. See “Item 1. Legal Proceedings.” As of June 30, 2009, the state of Louisiana had asserted claims of additional franchise taxes in the amount of $9.0 million plus accrued interest of $4.2 million. There are open franchise tax years which the state has not yet audited.
     Regulatory Inquiries and Stockholder Lawsuits – We have been named as a defendant in certain regulatory inquiries and stockholder lawsuits resulting from our reserve restatement. The ultimate resolution of these matters and their impact on us is uncertain. See “Item 1. Legal Proceedings.”
Liquidity and Capital Resources
     As described above in “Known Trends and Uncertainties,” the significant decline in oil and natural gas prices in early 2009 has materially adversely affected our cash flow from operations and liquidity. We have experienced a material reduction in the borrowing base under our bank credit facility. Absent an improvement in commodity prices or the addition of material reserves, we could experience a further reduction in the borrowing base by November 2009 at the time of the next scheduled redetermination. Our capital expenditure budget has been set at $300 million, which we intend to finance with cash flow from operations. If we do not have sufficient cash flow from operations or availability under our bank credit facility, we may be forced to reduce our capital expenditures. Although the Board has authorized a capital expenditure budget of $300 million, management has targeted a lesser amount of $250 million given the lower commodity price environment and the focus on liquidity. The remaining $50 million will remain as discretionary. We are considering alternatives for increasing our liquidity, which alternatives may include asset sales, issuances of debt securities, and other transactions. There is no assurance that we will be able to consummate any of these alternative financing transactions on terms acceptable to us or at all. To the extent that 2009 cash flow from operations exceeds our estimated 2009 capital expenditures, we may pay down a portion of our existing debt, expand our capital budget, repurchase shares of common stock, or invest in the money markets.
     Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $273.5 million during the six months ended June 30, 2009 compared to $239.4 million in the comparable period in 2008. Net cash flow provided by operating activities during the six months ended June 30, 2009 includes $71.7 million of proceeds from the unwinding of derivative contracts which will be recognized in production revenue over the remaining two quarters of 2009.
     Net cash flow used in investing activities totaled $191.9 million and $166.4 million during the six months ended June 30, 2009 and 2008, respectively, which primarily represents our investment in oil and natural gas properties offset by proceeds from the sale of oil and natural gas properties.
     Net cash flow used in financing activities totaled $40.5 million for the six months ended June 30, 2009, which primarily represents repayments of borrowings under our bank credit facility of approximately $100 million net of proceeds from the sale of common stock of approximately $60.5 million. Net cash flow provided by financing activities totaled $20.0 million for the six months ended June 30, 2008, which primarily represents proceeds from the exercise of stock options and vesting of restricted stock.
     We had working capital at June 30, 2009 of $49.5 million.
     Capital Expenditures. Second quarter 2009 additions to oil and gas property costs of $47.8 million included $3.6 million of lease acquisition costs, $4.2 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $6.5 million of capitalized interest. Year-to-date 2009 additions to oil and gas property costs of $154.1 million included $2.3 million of lease acquisition costs, $8.8 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $12.8 million of capitalized interest. These investments were financed by cash flow from operating activities and proceeds from the stock offering.
     Bank Credit Facility. On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, with a syndicated bank group. At December 31, 2008, our bank credit facility had a borrowing base of $625 million. On April 28, 2009, the credit facility was amended, and on April 29, 2009, the borrowing base was reduced to $425 million. At June 30, 2009, we had $325 million of outstanding borrowings under our bank credit facility, letters of credit totaling $69 million had been issued under the facility, and the weighted average interest rate was 3.3%. As of August 5, 2009, we had $313 million of outstanding borrowings under our bank credit facility and $69 million in letters of credit had been issued pursuant to the facility, leaving $43 million of availability under the facility. The facility is guaranteed by all of our material direct and indirect subsidiaries, including Stone Energy Offshore, L.L.C. (“Stone Offshore”), a wholly owned subsidiary of Stone.

     The borrowing base under our bank credit facility is redetermined semi-annually, in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. If the lower commodity price environment were to persist (see discussions above), we could experience a further reduction in the borrowing base under our bank credit facility. The next borrowing base redetermination is expected by November 1, 2009.
     Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At Stone’s option, loans under the credit facility will bear interest at a rate based on the adjusted London Interbank Offering Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. Stone has been and remains in compliance with all of the financial covenants under our bank credit facility.
     Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through June 30, 2009, 300,000 shares had been repurchased under this program at a total cost of $7.1 million.
Contractual Obligations and Other Commitments
     We are contingently liable to surety insurance companies relative to bonds issued on our behalf to the United States Department of the Interior Minerals Management Service (“MMS”), federal and state agencies and certain third parties from which we purchased oil and gas working interests. At June 30, 2009, we were contingently liable in the aggregate amount of $63.4 million, a reduction from our contingent liability at December 31, 2008 of $84.4 million. This redetermination was accomplished by the posting of additional letters of credit in April of 2009. The bonds represent guarantees by the surety insurance companies that we will operate in accordance with applicable rules and regulations and perform certain plugging and abandonment obligations as specified by applicable working interest purchase and sale agreements.
Results of Operations
     The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended June 30,
	2009	2008	Variance	% Change
Production:
Oil (MBbls)	1,544	1,422	122	9%
Natural gas (MMcf)	9,723	9,284	439	5%
Oil and natural gas (MMcfe)	18,987	17,816	1,171	7%
Revenue data (in thousands) (a):
Oil revenue	$107,972	$156,569	$(48,597)	(31%)
Natural gas revenue	62,340	106,393	(44,053)	(41%)

Total oil and natural gas revenue	$170,312	$262,962	$(92,650)	(35%)
Average prices (a):
Oil (per Bbl)	$69.93	$110.10	$(40.17)	(36%)
Natural gas (per Mcf)	6.41	11.46	(5.05)	(44%)
Oil and natural gas (per Mcfe)	8.97	14.76	(5.79)	(39%)
Expenses (per Mcfe):
Lease operating expenses	$2.17	$1.96	$0.21	11%
Salaries, general and administrative expenses (b)	0.52	0.63	(0.11)	(17%)
DD&A expense on oil and gas properties	2.93	3.94	(1.01)	(26%)

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.

	Six Months Ended June 30,
	2009	2008	Variance	% Change
Production:
Oil (MBbls)	2,838	2,704	134	5%
Natural gas (MMcf)	19,382	18,417	965	5%
Oil and natural gas (MMcfe)	36,410	34,641	1,769	5%
Revenue data (in thousands) (a):
Oil revenue	$178,826	$279,276	$(100,450)	(36%)
Natural gas revenue	130,490	186,919	(56,429)	(30%)

Total oil and natural gas revenue	$309,316	$466,195	$(156,879)	(34%)
Average prices (a):
Oil (per Bbl)	$63.01	$103.28	$(40.27)	(39%)
Natural gas (per Mcf)	6.73	10.15	(3.42)	(34%)
Oil and natural gas (per Mcfe)	8.50	13.46	(4.96)	(37%)
Expenses (per Mcfe):
Lease operating expenses	$2.73	$1.88	$0.85	45%
Salaries, general and administrative expenses (b)	0.59	0.62	(0.03)	(5%)
DD&A expense on oil and gas properties	3.15	3.84	(0.69)	(18%)

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
     During the second quarter of 2009, we reported net income totaling $27.2 million, or $0.65 per share, compared to net income for the second quarter of 2008 of $82.8 million, or $2.88 per share. For the six months ended June 30, 2009, we reported a net loss totaling $198.7 million, or $4.92 per share. For the six months ended June 30, 2008, we reported net income of $145.1 million, or $5.08 per share. All per share amounts are on a diluted basis. On August 28, 2008, we completed the acquisition of Bois d’Arc. The revenues and expenses associated with Bois d’Arc have been included in Stone’s Condensed Consolidated Financial Statements since August 28, 2008.
     We follow the full cost method of accounting for oil and gas properties. At the end of the first quarter of 2009, we recognized a ceiling test write-down of our oil and gas properties totaling $340.1 million ($221.1 million after taxes). The write-down did not impact our cash flow from operations but did reduce net income and stockholders’ equity.
     The variance in the three and six-month periods’ results was due to the following components:
     Production. During the second quarter of 2009, total production volumes increased 7% to 19.0 Bcfe compared to 17.8 Bcfe produced during the second quarter of 2008. Oil production during the second quarter of 2009 totaled approximately 1,544,000 barrels compared to 1,422,000 barrels produced during the second quarter of 2008, while natural gas production totaled 9.7 Bcf during the second quarter of 2009 compared to 9.3 Bcf produced during the second quarter of 2008. Year-to-date production totaled 2,838,000 barrels of oil and 19.4 Bcf of natural gas compared to 2,704,000 barrels of oil and 18.4 Bcf of natural gas produced during the comparable 2008 period.
     Production rates were negatively impacted during the second quarter of 2009 by Gulf Coast shut-ins due to Hurricanes Gustav and Ike, amounting to volumes of approximately 4.4 Bcfe (49 MMcfe per day). Without the effects of hurricane production deferrals, production volumes increased approximately 5.6 Bcfe for the second quarter of 2009 compared to the comparable 2008 quarter. Production associated with the Bois d’Arc acquisition totaled approximately 6.0 Bcfe for the second quarter of 2009. Production deferrals due to hurricanes for the six months ended June 30, 2009 amounted to 10.7 Bcfe (59 MMcfe per day). Without the effects of hurricane production deferrals, year-to-date 2009 production volumes increased approximately 12.5 Bcfe from year-to-date 2008 production volumes. Production associated with the Bois d’Arc acquisition totaled approximately 12.5 Bcfe for the six months ended June 30, 2009.
     Prices. Prices realized during the second quarter of 2009 averaged $69.93 per Bbl of oil and $6.41 per Mcf of natural gas, or 39% lower, on an Mcfe basis, than second quarter 2008 average realized prices of $110.10 per Bbl of oil and $11.46 per Mcf of natural gas. Average realized prices during the first half of 2009 were $63.01 per Bbl of oil and $6.73 per Mcf of natural gas compared to $103.28 per Bbl of oil and $10.15 per Mcf of natural gas realized during the first half of 2008. All unit pricing amounts include the cash settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $2.62 per Mcf and increased our average realized oil price by $12.57 per Bbl in the second quarter of 2009. During the second quarter of 2008, our effective hedging transactions decreased our average realized natural gas price by $0.03 per Mcf and decreased our average realized oil price by $14.63 per Bbl. Effective hedging transactions for the six months ended June 30, 2009 increased our average realized natural gas price by $2.48 per Mcf and increased our average realized oil price by $13.28 per Bbl. For the six months ended June 30, 2008, effective hedging transactions increased our average realized gas price by $0.03 per Mcf and decreased our average realized oil price by $9.62 per Bbl.

     Income. Oil and natural gas revenue decreased 35% to $170.3 million in the second quarter of 2009 from $263.0 million during the second quarter of 2008. The decrease is attributable to a 39% decrease in average realized prices on a gas equivalent basis. Slightly offsetting this decrease is oil and natural gas revenue related to the properties acquired from Bois d’Arc totaling $35.2 million in the second quarter of 2009. Year-to-date 2009 oil and natural gas revenue totaled $309.3 million compared to $466.2 million during the comparable 2008 period. The decrease was due to a 37% decrease in average realized prices on a gas equivalent basis, slightly offset by oil and natural gas revenue related to the properties acquired from Bois d’Arc, totaling $72.4 million for the six months ended June 30, 2009.
     Interest income totaled $0.1 million during the second quarter of 2009 compared to $3.4 million during the comparable quarter of 2008 and $0.3 million during the six months ended June 30, 2009 compared to $8.3 million during the comparable 2008 period. The decrease in interest income is the result of a decrease in our cash balances during the periods after the acquisition of Bois d’Arc.
     Derivative Income/Expense. During the year-to-date periods ended June 30, 2009 and 2008, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Net derivative expense for the quarter ended June 30, 2009, totaled $0.7 million, consisting of $1.5 million of cash settlements on the ineffective portion of derivative contracts, less $2.2 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative expense for the quarter ended June 30, 2008, totaled $3.4 million, representing changes in the fair market value of the ineffective portion of derivatives. Net derivative income for the six months ended June 30, 2009, totaled $3.2 million, consisting of $7.6 million of cash settlements on the ineffective portion of derivative contracts, less $4.4 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative expense for the six months ended June 30, 2008, totaled $3.6 million, representing changes in the fair market value of the ineffective portion of derivatives.
     Expenses. Lease operating expenses during the second quarter of 2009 totaled $41.1 million compared to $34.9 million for the second quarter of 2008. For the first six months of 2009 and 2008, lease operating expenses totaled $99.3 million and $65.2 million, respectively. The increase in lease operating expenses is primarily the result of $38.9 million of lease operating expenses associated with the properties acquired from Bois d’Arc and $16.6 million of repairs in excess of estimated insurance recoveries related to damage from Hurricanes Gustav and Ike for the six months ended June 30, 2009. On a unit of production basis, lease operating expenses were $2.73 per Mcfe and $1.88 per Mcfe for the six months ended June 30, 2009 and 2008, respectively, primarily a result of the production disruption from Hurricanes Gustav and Ike and the related repair work.
     The other operational expense charge of $2.4 million for the three and six-month periods ended June 30, 2009 relates to the cancellation of a drilling contract based on declining commodity prices and the current economic environment.
     Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the second quarter of 2009 totaled $55.6 million, or $2.93 per Mcfe, compared to $70.2 million, or $3.94 per Mcfe, for the second quarter of 2008. For the six months ended June 30, 2009 and 2008, DD&A expense totaled $114.7 million and $132.9 million, respectively. The decrease from 2008 is primarily due to the 2008 year-end and first quarter 2009 ceiling test write-downs, which reduced the carrying value of the full cost pool for our oil and gas properties.
     Accretion expense for the second quarter of 2009 was $8.4 million compared to $3.9 million for the comparable period of 2008. For the six months ended June 30, 2009 and 2008, accretion expense totaled $16.8 million and $8.2 million, respectively. Due to falling commodity prices and hurricanes, the timing on a substantial portion of our asset retirement obligations was revised in the fourth quarter of 2008 leading to a redetermination of the present value of these obligations. In this redetermination, our credit adjusted risk free interest rate was increased to account for current credit conditions, resulting in a material increase in accretion expense in 2009. Also contributing to the increase was the addition of liabilities associated with properties acquired from Bois d’Arc.
     Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the second quarter of 2009 were $9.9 million compared to $11.3 million in the second quarter of 2008. For the six months ended June 30, 2009 and 2008, SG&A totaled $21.6 million and $21.5 million, respectively. The decrease in SG&A for the second quarter of 2009 from the comparable 2008 quarter is primarily due to a decrease in stock compensation expense for restricted stock.
     The impairment of inventory for the second quarter of 2009 totaling $1.3 million relates to the write-down of our tubular inventory. For the six months ended June 30, 2009, the impairment charge totaled $7.2 million. This charge was the result of the market value of these tubulars falling below historical cost. We consider only tubular goods not committed to capital projects to be inventory items.
     Interest expense for the second quarter of 2009 totaled $4.8 million, net of $6.5 million of capitalized interest, compared to interest expense of $3.6 million, net of $4.7 million of capitalized interest, during the second quarter of 2008. For the six months ended June 30, 2009, interest expense totaled $10.0 million, net of capitalized interest of $12.8 million, compared to interest expense of $7.5 million, net of capitalized interest of $8.7 million for the six months ended June 30, 2008. The increase is primarily the result of interest expense associated with an increase in borrowings under our bank credit facility in 2009 compared to the first six months of 2008.

     We estimate that we have incurred approximately $23,000 of current federal income tax expense for the six months ended June 30, 2009. We have a $748,000 current income tax receivable at June 30, 2009 as a result of current year estimated tax payments exceeding our current estimated federal income tax liability. Our previous estimate of current taxes was adjusted downward primarily as a result of production deferrals associated with the hurricanes as well as a decline in commodity prices.
Recent Accounting Developments
     Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and are therefore required to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Under FSP EITF No. 03-6-1, companies are required to treat unvested share-based payment awards with a right to receive non-forfeitable dividends as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP EITF No. 03-6-1 effective January 1, 2009. The net effect of the implementation of FSP EITF No. 03-6-1 on our financial statements was immaterial.
     Interim Disclosures About Fair Value of Financial Instruments. In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 became effective for us on June 15, 2009.
     Subsequent Events. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 modifies the definition of subsequent events and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 became effective for us on June 15, 2009.
     FASB Accounting Standards Codification. The FASB has voted to approve the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”) as of July 1, 2009. The Codification will be effective for interim and annual periods ending after September 15, 2009. The Codification reorganizes the many U.S. GAAP pronouncements into approximately 90 accounting topics, with all topics using a consistent structure. It also includes relevant authoritative content issued by the Securities and Exchange (“SEC”), as well as selected SEC staff interpretations and administrative guidance. The Codification will be effective for our September 30, 2009 Current Report on Form 10-Q.
     Modernization of Oil and Gas Reporting. In December 2008, the SEC issued a final rule, “Modernization of Oil and Gas Reporting,” which adopts revisions to the SEC’s oil and gas reporting requirements. It is effective January 1, 2010 for Annual Reports on Form 10-K for years ending on or after December 31, 2009, with early adoption prohibited. The revisions are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. Among other things, the revisions will: replace the single-day year-end pricing with a twelve-month average pricing assumption; permit the reporting of probable and possible reserves in addition to the existing requirement to disclose proved reserves; allow the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; require the disclosure of the independence and qualifications of third party preparers of reserves; and require the filing of reports when a third party is relied upon to prepare reserve estimates. We will adopt the provisions of the new rule as of December 31, 2009 for our 2009 Annual Report on Form 10-K. We are currently evaluating the potential impact of the new rule on our financial statements and disclosures.
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
     Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 23% of our estimated 2009 production, 42% of our estimated 2010 production, and 10% of our estimated 2011 production. See Item 1. Financial Statements – Note 5 – Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
     Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
     We had long-term debt outstanding of $725 million at June 30, 2009, of which $400 million, or approximately 55%, bears interest at fixed rates. The $400 million of fixed-rate debt is comprised of $200 million of 8 1/4% Senior Subordinated Notes due 2011 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. At June 30, 2009, the remaining $325 million of our outstanding long-term debt bears interest at a floating rate and consists of borrowings outstanding under our bank credit facility. At June 30, 2009, the weighted average interest rate under our bank credit facility was approximately 3.3% per annum. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.
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
     Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended June 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer believe:
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
Changes in Internal Controls Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise tax year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise tax years 1999, 2000 and 2001. On December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. Also, on January 2, 2008, Stone was served with a petition (civil action number 2007-6754) claiming $1.5 million of additional franchise taxes due for the 2004 franchise tax year, plus accrued interest of $800,000 calculated through November 30, 2007. Further, on January 7, 2009, Stone was served with a petition (civil action number 2008-7193) claiming additional franchise taxes due for the taxable years ended December 31, 2005 and 2006 in the amount of $4.0 million plus accrued interest calculated through October 21, 2008 in the amount of $1.7 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2007 through 2009 for Stone and franchise tax years 2006 through 2008 for Bois d’Arc remain subject to examination.
     In 2005, Stone received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement regarding the revision of Stone’s proved reserves. Stone cooperated fully with this inquiry. Stone has not received any further inquiries from the Philadelphia Exchange since the original request for information.
     On or around November 30, 2005, George Porch filed a putative class action in the United States District Court for the Western District of Louisiana (the “Federal Court”) against Stone, David Welch, Kenneth Beer, D. Peter Canty and James Prince purporting to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Three similar complaints were filed soon thereafter. All complaints had asserted a putative class period commencing on June 17, 2005 and ending on October 6, 2005. All complaints contended that, during the putative class period, defendants, among other things, misstated or failed to disclose (i) that Stone had materially overstated Stone’s financial results by overvaluing its oil reserves through improper and aggressive reserve methodologies; (ii) that Stone lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) that as a result of the foregoing, the values of Stone’s proved reserves, assets and future net cash flows were materially overstated at all relevant times. On March 17, 2006, these purported class actions were consolidated, with El Paso Fireman & Policeman’s Pension Fund designated as lead plaintiff (“Securities Action”). El Paso Fireman & Policeman’s Pension Fund filed a consolidated class action complaint on or about June 14, 2006. The consolidated complaint alleges claims similar to those described above and expands the putative class period to commence on May 2, 2001 and to end on March 10, 2006. On September 13, 2006, Stone and the individual defendants filed motions seeking dismissal of that action.
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
     On or about May 12, 2008, El Paso Fireman & Policeman’s Pension Fund filed a motion to certify the Securities Action as a class action under Rule 23 of the Federal Rules of Civil Procedure (“Class Certification Motion”). Defendants filed their opposition to the Class Certification Motion on June 27, 2008. Defendants also filed a Motion for Judgment on the Pleadings and a related Motion to Amend Answer to the Consolidated Class Action Complaint on or about June 11, 2008. The trial date and deadlines previously set by the parties’ agreed Joint Plan of Work and Proposed Scheduling Order were vacated by the Court on December 1, 2008. In a memorandum ruling filed on February 27, 2009, the Court dismissed El Paso Fireman & Policeman’s Pension Fund from the lawsuit, holding that El Paso Fireman & Policeman’s Pension Fund did not have capacity to sue or be sued, and subsequently, the Court denied the Class Certification Motion as moot. El Paso Fireman & Policeman’s Pension Fund is appealing its dismissal. On April 13, 2009, the City of Knoxville Employees’ Pension System filed a motion to be appointed as the new lead plaintiff, and on July 16, 2009, Pipefitters Local No. 636 Defined Benefit Plan also filed a motion to be appointed as the new lead plaintiff. Defendants are opposing the motions by the City of Knoxville Employees’ Pension System and Pipefitters Local No. 636 Defined Benefit Plan, as well as El Paso Fireman & Policeman’s Pension Fund’s appeal.
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
     On March 30, 2006, the Federal Court entered an order consolidating the Federal Court derivative actions and naming Robert Farer, Priscilla Fisk and Joint Pension Fund, Local No. 164, I.B.E.W. as co-lead plaintiffs in the consolidated Federal Court derivative action. On December 21, 2006, the Federal Court stayed the Federal Court derivative action at least until resolution of the then-pending motion to dismiss the Securities Action after which time a hearing was to be conducted by the Federal Court to determine the propriety of maintaining that stay. As of the date hereof, the Federal Court has yet to consider any potential modification of the stay.
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
     We have an existing bank credit facility with lender commitments totaling $700 million. The borrowing base under the credit facility was reduced from $625 million to $425 million on April 29, 2009. As of August 5, 2009, we had $43 million of availability under the credit facility. Stone’s cash position at August 5, 2009 is approximately $140 million. The borrowing base is determined by the lenders periodically and is based on the estimated value of our oil and gas properties using pricing models determined by the lenders at such time. Our bank credit facility is redetermined semi-annually. The next borrowing base redetermination is expected by November 1, 2009. In the future, we may not be able to access adequate funding under our bank credit facility as a result of (i) a decrease in our borrowing base due to the outcome of a borrowing base redetermination, or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. A continuation of the declines in commodity prices could result in a determination to further lower the borrowing base in the future and, in such case, we could be required to repay any indebtedness in excess of the borrowing base. The turmoil in the financial markets has adversely impacted the stability and solvency of a number of large global financial institutions.
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
     At August 5, 2009, the principal amount of our outstanding debt was $713 million, including $313 million outstanding under our bank credit facility. The terms of the current agreements governing our debt impose significant restrictions on our ability to take a number of actions that we may otherwise desire to take, including:
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

     We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the agreements governing our debt, it could lead to an event of default and the acceleration of our repayment of outstanding debt. Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions. Our borrowing base under our bank credit facility, which is redetermined semi-annually, is based on an amount established by the bank group after its evaluation of our proved oil and gas reserve values. On April 29, 2009, our borrowing base was reduced from $625 million to $425 million. At August 5, 2009, we had $43 million of availability under our bank credit facility. The next borrowing base redetermination is expected by November 1, 2009. Due to current credit conditions and lower commodity prices, we could experience further reductions of our borrowing base. Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to repay a portion of our bank debt.
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
     Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.
     President Obama’s Proposed Fiscal Year 2010 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

     The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.
     On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA. The purpose of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States. GHGs are certain gases, including carbon dioxide and methane, that may be contributing to warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas.
     The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law. President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.
     The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.
     Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission, or CFTC, to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The CFTC is considering whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards. Derivative contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.
     Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
     Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills currently pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the second quarter of 2009:

				Total Number of
				Shares (or Units)	Maximum Number (or
				Purchased as Part	Approximate Dollar Value)
	Total Number of		Average Price	of Publicly	of Shares (or Units) that May
	Shares (or Units)		Paid per Share	Announced Plans or	Yet be Purchased Under the
Period	Purchased		(or Unit)	Programs	Plans or Programs
Share Repurchase Program:
April 2009	—		—	—
May 2009	—		—	—
June 2009	—		—	—

	—		—	—	$92,928,632

Other:
April 2009	620	(a)	$3.37	—
May 2009	469	(a)	6.39	—
June 2009	—		—	—

	1,089		4.67	—	N/A

Total	1,089		$4.67	—

(a)	Amounts include shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of stockholders held on May 28, 2009, six Directors, Robert A. Bernhard, Peter D. Kinnear, Donald E. Powell, Kay G. Priestly, David R. Voelker and David H. Welch were elected to serve as directors of the Company until the annual meeting of stockholders in the year 2010. Robert A. Bernhard received the vote of 35,287,412 shares with the vote of 1,025,283 shares withheld, Peter D. Kinnear received the vote of 35,083,758 shares with the vote of 1,228,937 shares withheld, Donald E. Powell received the vote of 35,325,868 shares with the vote of 986,827 shares withheld, Kay G. Priestly received the vote of 35,351,265 shares with the vote of 961,430 shares withheld, David R. Voelker received the vote of 35,142,509 shares with the vote of 1,170,186 shares withheld, and David H. Welch received the vote of 35,152,483 shares with the vote of 1,160,212 shares withheld. No other director was standing for election. George R. Christmas, B. J. Duplantis, John P. Laborde and Richard A. Pattarozzi are Class II Directors whose terms expire with the 2010 annual meeting of stockholders. Beginning with the 2010 annual meeting of stockholders, each Director will stand for election each year.
     A proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent registered public accountants to the Company for the year 2009 was approved by the stockholders. The vote was 35,706,581 shares for, 407,502 shares against, and 198,612 shares abstained.
     A proposal to approve the adoption of the Company’s 2009 Amended and Restated Stock Incentive Plan was approved by the stockholders. The vote was 23,731,423 shares for, 2,344,857 shares against, and 460,769 shares abstained.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

10.1	Amendment No. 1, dated as of April 28, 2009, to the Second Amended and Restated Credit Agreement dated as of August 28, 2008, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and the financial institutions named therein (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K, filed April 30, 2009 (File No. 001-12074)).

10.2	Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for Stone’s 2009 Annual Meeting of Stockholders (File No. 001-12074)).

*15.1	Letter from Ernst & Young LLP dated August 5, 2009, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION
Date: August 5, 2009	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

10.1	Amendment No. 1, dated as of April 28, 2009, to the Second Amended and Restated Credit Agreement dated as of August 28, 2008, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and the financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 30, 2009 (File No. 001-12074)).

10.2	Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for Stone’s 2009 Annual Meeting of Stockholders (File No. 001-12074)).

*15.1	Letter from Ernst & Young LLP dated August 5, 2009, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.