Form 10-Q
period 2009-09-30
STONE ENERGY CORP
filed 2009-11-05
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2009, there were 48,244,217 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$97,749	$68,137
Accounts receivable	104,495	151,641
Fair value of hedging contracts	17,155	136,072
Deferred tax asset	3,683	—
Current income tax receivable	6,637	31,183
Inventory	10,299	35,675
Other current assets	1,038	1,413

Total current assets	241,056	424,121

Oil and gas properties — United States — full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $4,299,700 and $3,766,676, respectively	873,296	1,130,583
Unevaluated	420,733	493,738
Building and land, net	5,736	5,615
Fixed assets, net	4,306	5,326
Other assets, net	48,928	46,620
Fair value of hedging contracts	704	—

Total assets	$1,594,759	$2,106,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$98,826	$144,016
Undistributed oil and gas proceeds	12,919	37,882
Fair value of hedging contracts	21,028	—
Deferred taxes	—	32,416
Asset retirement obligations	40,175	70,709
Other current liabilities	29,461	15,759

Total current liabilities	202,409	300,782

Long-term debt	650,000	825,000
Deferred taxes	113,849	193,924
Asset retirement obligations	174,231	186,146
Fair value of hedging contracts	7,686	1,221
Other long-term liabilities	11,358	11,751

Total liabilities	1,159,533	1,518,824

Commitments and contingencies

Stockholders’ equity:
Stone Energy Corporation stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 47,495,137 and 39,430,637 shares, respectively	475	394
Treasury stock (16,582 shares, respectively, at cost)	(860)	(860)
Additional paid-in capital	1,322,184	1,257,633
Accumulated deficit	(902,631)	(754,987)
Accumulated other comprehensive income	16,058	84,912

Total Stone Energy Corporation stockholders’ equity	435,226	587,092

Non-controlling interest	—	87

Total stockholders’ equity	435,226	587,179

Total liabilities and stockholders’ equity	$1,594,759	$2,106,003

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating revenue:
Oil production	$134,737	$100,726	$313,563	$380,002
Gas production	67,982	66,584	198,472	253,503
Derivative income, net	—	5,045	3,106	1,433

Total operating revenue	202,719	172,355	515,141	634,938

Operating expenses:
Lease operating expenses	28,136	40,149	127,412	105,302
Other operational expense	—	—	2,400	—
Production taxes	2,126	1,325	5,966	6,228
Depreciation, depletion and amortization	68,652	51,962	186,322	186,180
Write-down of oil and gas properties	—	8,759	340,083	18,859
Accretion expense	8,131	4,146	24,884	12,367
Salaries, general and administrative expenses	9,490	10,481	31,073	32,015
Incentive compensation expense	1,932	283	3,349	2,183
Impairment of inventory	1,275	—	8,454	—
Derivative expenses, net	91	—	—	—

Total operating expenses	119,833	117,105	729,943	363,134

Income (loss) from operations	82,886	55,250	(214,802)	271,804

Other (income) expenses:
Interest expense	5,170	3,036	15,124	10,528
Interest income	(155)	(2,255)	(437)	(10,601)
Other income	(1,017)	(1,421)	(3,270)	(3,775)
Other expense	80	—	508	—

Total other (income) expenses	4,078	(640)	11,925	(3,848)

Net income (loss) before income taxes	78,808	55,890	(226,727)	275,652

Provision (benefit) for income taxes:
Current	1,615	(45,583)	1,638	1,395
Deferred	26,140	67,352	(80,748)	95,083

Total income taxes	27,755	21,769	(79,110)	96,478

Net income (loss)	51,053	34,121	(147,617)	179,174
Less: Net loss attributable to non-controlling interest	—	—	(27)	—

Net income (loss) attributable to Stone Energy Corporation	$51,053	$34,121	$(147,644)	$179,174

Basic earnings (loss) per share attributable to Stone Energy Corporation stockholders	$1.06	$1.04	($3.45)	$5.99
Diluted earnings (loss) per share attributable to Stone Energy Corporation stockholders	$1.06	$1.04	($3.45)	$5.97

Average shares outstanding	47,478	32,441	42,762	29,457
Average shares outstanding assuming dilution	47,679	32,670	42,762	29,740
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	($147,617)	$179,174
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	186,322	186,180
Write-down of oil and gas properties	340,083	18,859
Impairment of inventory	8,454	—
Accretion expense	24,884	12,367
Deferred income tax provision (benefit)	(80,748)	95,083
Settlement of asset retirement obligations	(61,394)	(42,202)
Non-cash stock compensation expense	4,392	6,286
Excess tax benefits	—	(3,045)
Non-cash derivative expense	3,451	(1,654)
Other non-cash expenses	(96)	1,307
Unrecognized proceeds from unwound derivative contracts	35,095	—
Change in current income taxes	32,050	(92,714)
Decrease in accounts receivable	49,885	101,428
(Increase) decrease in other current assets	391	(1,483)
Decrease in inventory	16,923	—
Decrease in accounts payable	(18,516)	(300)
Increase (decrease) in other current liabilities	(20,477)	30,069
Investment in hedging contracts	—	(1,914)
Other	(164)	(243)

Net cash provided by operating activities	372,918	487,198

Cash flows from investing activities:
Acquisition of Bois d’Arc Energy, Inc., net of cash acquired (Note 10)	—	(922,538)
Investment in oil and gas properties	(232,209)	(311,338)
Proceeds from sale of oil and gas properties, net of expenses	5,571	14,090
Sale of fixed assets	35	4
Investment in fixed and other assets	(1,276)	(1,176)
Acquisition of non-controlling interest in subsidiary	(40)	—

Net cash used in investing activities	(227,919)	(1,220,958)

Cash flows from financing activities:
Proceeds from bank borrowings	—	425,000
Repayments of bank borrowings	(175,000)	—
Net proceeds from issuance of common stock	60,442	—
Excess tax benefits	—	3,045
Deferred financing costs	(65)	(8,738)
Purchase of treasury stock	(347)	(4,185)
Net proceeds from exercise of stock options and vesting of restricted stock	(417)	16,155

Net cash provided by (used in) financing activities	(115,387)	431,277

Net increase (decrease) in cash and cash equivalents	29,612	(302,483)
Cash and cash equivalents, beginning of period	68,137	475,126

Cash and cash equivalents, end of period	$97,749	$172,643

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of September 30, 2009 and for the three and nine-month periods ended September 30, 2009 and 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of future financial results.
Note 2 — Earnings Per Share
     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were approximately 201,000 and 228,000 dilutive shares for the three months ended September 30, 2009 and 2008, respectively. There were no dilutive shares for the nine months ended September 30, 2009 because we had a net loss for the period. There were approximately 284,000 dilutive shares for the nine months ended September 30, 2008.
     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 436,000 and 105,000 shares in the three months ended September 30, 2009 and 2008, respectively. All outstanding stock options (501,000 shares) were considered antidilutive during the nine months ended September 30, 2009 because we had a net loss for the period. Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 65,000 shares in the nine months ended September 30, 2008.
     During the three months ended September 30, 2009, approximately 8,900 shares of common stock were issued upon the vesting of restricted stock by employees. During the nine months ended September 30, 2009, approximately 114,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors and 100,000 shares of common stock were repurchased under our stock repurchase program. On June 10, 2009, 8,050,000 shares of common stock were issued in a public offering (see Note 3).
     During the three months ended September 30, 2008, approximately 41,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors and 100,000 shares of common stock were repurchased under our stock repurchase program. During the nine months ended September 30, 2008, approximately 545,000 shares of common stock were issued upon the exercise of stock options and vesting of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and restated Stock Incentive Plan and 100,000 shares of common stock were repurchased under our stock repurchase program. On August 28, 2008, 11,301,751 shares of common stock were issued upon the completion of our acquisition of Bois d’Arc Energy, Inc. (“Bois d’Arc”) (see Note 10).
     Under U.S. Generally Accepted Accounting Principles (“GAAP”), as codified, instruments granted in share-based payment transactions are participating securities prior to vesting and are therefore required to be included in the earnings allocation in calculating earnings per share under the two-class method. Companies are required to treat unvested share-based payment awards with a right to receive non-forfeitable dividends as a separate class of securities in calculating earnings per share. This rule became effective for us on January 1, 2009 and the net effect of its implementation on our financial statements was immaterial.
Note 3 — Public Offering
     In June 2009, we sold 8,050,000 shares of our common stock in a public offering at a price of $8.00 per share resulting in net proceeds of approximately $60.4 million after deducting the underwriting discount and offering expenses. The net proceeds are reflected in the common stock and additional paid-in capital accounts of our condensed consolidated balance sheet at September 30, 2009.

Note 4 — Derivative Instruments and Hedging Activities
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
     All of our derivative instruments at September 30, 2009 and December 31, 2008 were designated as hedging instruments. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at September 30, 2009 and December 31, 2008.

Fair Value of Derivative Instruments at September 30, 2009
(in millions)
	Asset Derivatives		Liability Derivatives
		Fair		Fair
Description	Balance Sheet Location	Value	Balance Sheet Location	Value
Commodity contracts	Current assets: Fair value of hedging contracts	$17.2	Current liabilities: Fair value of hedging contracts	$(21.0)
	Long-term assets: Fair value of hedging contracts	0.7	Long-term liabilities: Fair value of hedging contracts	(7.7)

		$17.9		$(28.7)

Fair Value of Derivative Instruments at December 31, 2008
(in millions)
	Asset Derivatives		Liability Derivatives
		Fair		Fair
Description	Balance Sheet Location	Value	Balance Sheet Location	Value
Commodity contracts	Current assets: Fair value of hedging contracts	$136.1	Long-term liabilities: Fair value of hedging contracts	$(1.2)
		$136.1		$(1.2)

     The following tables disclose the effect of derivative instruments in the statement of operations for the three and nine-month periods ended September 30, 2009 and 2008.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended September 30, 2009 and 2008
(in millions)
Derivatives in	Amount of Gain (Loss) Recognized		Gain (Loss) Reclassified from			Gain (Loss) Recognized in Income on
Cash Flow Hedging	in OCI on Derivative		Accumulated OCI into Income			Derivative
Relationships	(Effective Portion)		(Effective Portion) (a)			(Ineffective Portion)
	2009	2008	Location	2009	2008	Location	2009	2008

Commodity contracts	$(28.5)	$119.9	Operating revenue - oil/gas production	$46.4	$(16.4)	Derivative income (expense), net	$(0.1)	$5.0

Total	$(28.5)	$119.9		$46.4	$(16.4)		$(0.1)	$5.0

(a)	For the three months ended September 30, 2009, effective hedging contracts increased oil revenue by $19.0 million and increased gas revenue by $27.4 million. For the three months ended September 30, 2008, effective hedging contracts reduced oil revenue by $15.9 million and reduced gas revenue by $0.5 million.

The Effect of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2009 and 2008
(in millions)
Derivatives in	Amount of Gain (Loss) Recognized		Gain (Loss) Reclassified from			Gain (Loss) Recognized in Income on
Cash Flow Hedging	in OCI on Derivative		Accumulated OCI into Income			Derivative
Relationships	(Effective Portion)		(Effective Portion) (a)			(Ineffective Portion)
	2009	2008	Location	2009	2008	Location	2009	2008

Commodity contracts	$(68.9)	$32.3	Operating revenue - oil/gas production	$132.1	$(41.8)	Derivative income (expense), net	$3.1	$1.4

Total	$(68.9)	$32.3		$132.1	$(41.8)		$3.1	$1.4

(a)	For the nine months ended September 30, 2009, effective hedging contracts increased oil revenue by $56.7 million and increased gas revenue by $75.4 million. For the nine months ended September 30, 2008, effective hedging contracts reduced oil revenue by $41.9 million and increased gas revenue by $0.1 million.
     On March 3, 2009, we unwound all of our then existing crude oil hedges for the period from April 2009 through December 2009, resulting in proceeds of approximately $59 million. On March 6, 2009, we unwound two of our natural gas hedges for the period from April 2009 through December 2009, resulting in proceeds of approximately $54 million. These amounts (net of the ineffective portion and related deferred income tax effect) were recorded in accumulated other comprehensive income. As the original time periods for these contracts expire, applicable amounts are being reclassified into earnings. During the three months ended September 30, 2009, $36.6 million (before related deferred income tax effect) of the proceeds were reclassified into production revenue. During the nine months ended September 30, 2009, $73.9 million (before related deferred income tax effect) of the proceeds were reclassified into production revenue. At September 30, 2009, $35.1 million (before related deferred income tax effect) remains in other comprehensive income.
     At September 30, 2009, we had accumulated other comprehensive income of $16.1 million, net of tax, which related to the fair value of our 2009, 2010 and 2011 collar and swap contracts. A portion of this amount relates to the contracts that were unwound. We believe that approximately $20.4 million of the accumulated other comprehensive income will be reclassified into earnings in the next twelve months.

     The following tables illustrate our hedging positions for calendar years 2009, 2010 and 2011 as of November 5, 2009:

	Zero-Premium Collars
	Natural Gas
	Daily
	Volume	Floor	Ceiling
	(MMBtus/d)	Price	Price
2009	20,000	$8.00	$14.30

	Fixed-Price Swaps
	Natural Gas			Oil
	Daily
	Volume		Swap	Daily Volume		Swap
	(MMBtus/d)		Price	(Bbls/d)		Price
2009	20,000	(a)	$4.24	3,000	(b)	$50.00
2009	20,000	(b)	5.00	2,000	(b)	50.45
2009	20,000	(b)	5.13	4,000	(b)	71.25

2010	20,000		6.97	2,000		63.00
2010	20,000		6.50	1,000		64.05
2010	10,000		6.50	1,000		60.20
2010				1,000		75.00
2010				1,000		75.25
2010				4,000	(c)	73.65

2011	10,000		6.83	1,000		70.05
2011				1,000		78.20

(a)	July — September

(b)	October — December

(c)	January — March
Note 5 — Long-Term Debt
     Long-term debt consisted of the following at:

	September 30,	December 31,
	2009	2008
	(in millions)
8 1/4% Senior Subordinated Notes due 2011	$200.0	$200.0
6 3/4% Senior Subordinated Notes due 2014	200.0	200.0
Bank debt	250.0	425.0

Total long-term debt	$650.0	$825.0

     On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, with a syndicated bank group. In December 2008, the borrowing base was set at $625 million. On April 28, 2009, our bank credit facility was amended, and on April 29, 2009, the borrowing base under our bank credit facility was reduced from $625 million to $425 million. On October 9, 2009, the semi-annual borrowing base redetermination was completed and our borrowing base was reaffirmed at $425 million by our bank group. At September 30, 2009, we had $250 million in borrowings under our bank credit facility, letters of credit totaling $68.9 million had been issued pursuant to the facility, and the weighted average interest rate under our bank credit facility was approximately 3.0%. As of November 5, 2009, we had $225 million in borrowings and $67.6 million of outstanding letters of credit, leaving $132.4 million of availability under our bank credit facility.
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
Note 6 — Comprehensive Income
     The following table illustrates the components of comprehensive income for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Net income (loss)	$51.1	$34.1	$(147.6)	$179.2
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	(28.5)	119.9	(68.9)	32.3

Comprehensive income (loss)	22.6	154.0	(216.5)	211.5
Comprehensive income attributable to non-controlling interest	—	—	—	—

Comprehensive income (loss) attributable to Stone Energy Corporation	$22.6	$154.0	$(216.5)	$211.5

Note 7 — Asset Retirement Obligations
     The change in our asset retirement obligations during the nine months ended September 30, 2009 is set forth below:

Nine Months
Ended
September 30,
2009
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$256.9
Liabilities settled	(61.4)
Divestment of properties	(6.0)
Accretion expense	24.9

Asset retirement obligations as of the end of the period, including current portion	$214.4

Note 8 — Impairments
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
     For the nine months ended September 30, 2009, we recorded a write-down of our tubular inventory in the amount of $8.5 million. This charge was the result of the market value of these tubulars falling below historical cost.

Note 9 — Fair Value Measurements
     U.S. GAAP, as codified, establishes a fair value hierarchy which has three levels based on the reliability of the inputs used to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. Effective June 15, 2009, disclosures about the fair value of financial instruments are required for interim reporting periods of publicly traded companies as well as in annual financial statements.
     As of September 30, 2009, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for the credit risk of Stone and its counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy and collar contracts are included within the Level 3 fair value hierarchy. Significant unobservable inputs used in establishing fair value for the collars were the volatility impacts in the pricing model as it relates to the call and put portions of the collar. For a more detailed description of our derivative instruments, see Note 4 — Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in money market funds, which are included within the Level 1 fair value hierarchy.
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis during the nine months ended September 30, 2009.

	Fair Value Measurements at September 30, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Money market funds	$30.9	$30.9	$—	$—
Hedging contracts	17.9	—	12.0	5.9

Total	$48.8	$30.9	$12.0	$5.9

Fair Value Measurements at September 30, 2009
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities	(in millions)
Hedging contracts	$(28.7)	$—	$(28.7)	$—

Total	$(28.7)	$—	$(28.7)	$—

     The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009.

Hedging
Contracts, net
(in millions)
Balance as of January 1, 2009	$68.1
Total gains/(losses) (realized or unrealized):
Included in earnings	75.1
Included in other comprehensive income	(47.1)
Purchases, sales, issuances and settlements	(90.2)
Transfers in and out of Level 3	—

Balance as of September 30, 2009	$5.9

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gain/(losses) relating to derivatives still held at September 30, 2009	$(0.4)

     We have applied fair value concepts in recording the assets and liabilities acquired in our acquisition of Bois d’Arc (see Note 10 — Acquisitions and Divestitures). In determining the fair value of Bois d’Arc’s most significant assets, proved and unevaluated oil and gas properties, we used elements of both the income and market approaches. Future income for oil and gas properties was estimated based on proved, probable, possible and prospective reserve volumes and quoted commodity prices in the futures markets. We then applied appropriate discount rates based on the risk profile of the respective reserve categories. Resulting values from the income approach were compared to ranges of prices paid in the acquisition of similar oil and gas properties in other transactions. Values determined under the income approach were within market ranges.
     The fair value of cash and cash equivalents, accounts receivable, accounts payable to vendors and our variable-rate bank debt approximated book value at September 30, 2009 and December 31, 2008. As of September 30, 2009 and December 31, 2008, the fair value of our $200 million 8 1/4% Senior Subordinated Notes due 2011 was $190 million and $145 million, respectively. As of September 30, 2009 and December 31, 2008, the fair value of our $200 million 6 3/4% Senior Subordinated Notes due 2014 was $154 million and $101 million, respectively. The fair values of our outstanding notes were determined based upon quotes obtained from brokers.
Note 10 — Acquisitions and Divestitures
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

     The allocation of the purchase price included $466 million of asset valuation attributable to goodwill. Goodwill represents the amount by which the total purchase price exceeds the aggregate fair values of the assets acquired and liabilities assumed in the merger, other than goodwill. Goodwill was not deductible for tax purposes. Goodwill is required to be tested for impairment at least annually. We tested goodwill created in the Bois d’Arc acquisition for impairment on December 31, 2008. A substantial reduction in commodity prices and the existence of a full cost ceiling test write-down in the fourth quarter of 2008 were indications of potential impairment. The reporting unit for the impairment test was Stone Energy Corporation and its consolidated subsidiaries. The fair value of the reporting unit was determined using average quoted market prices for Stone common stock for the two market days prior to through the two market days after December 31, 2008. A control premium of 25% was applied to the market capitalization. The control premium was based on a history of control premiums paid for the acquisition of entities in similar industries. The resulting fair value of the reporting unit was $504 million below the reporting unit’s carrying value. Additional analysis indicated no implied value of the recorded goodwill, resulting in the impairment of the entire amount of goodwill of $466 million at December 31, 2008.
     The following summary pro forma combined statement of operations data of Stone for the three and nine-month periods ended September 30, 2008 has been prepared to give effect to the merger as if it had occurred on January 1, 2008. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2008 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	(in millions, except per share amounts)
Revenues	$271.8	$995.7
Income from operations	81.7	361.3
Net income	45.3	229.2
Basic earnings per share	$1.14	$5.82
Diluted earnings per share	1.14	5.78
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
Note 11 — Subsequent Events
     We evaluated subsequent events through November 5, 2009, which represents the date our financial statements were issued, and we have no subsequent events to report in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
Note 12 — Commitments and Contingencies
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
     On September 30, 2009, the City of Knoxville Employees’ Pension Board was appointed as the new lead plaintiff. On October 30, 2009, the City of Knoxville Employees’ Pension Board filed a new motion for class certification.
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

Note 13 — Guarantor Financial Statements
     Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 8 1/4% Senior Subordinated Notes due 2011 and 6 3/4% Senior Subordinated Notes due 2014. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents condensed consolidating financial information as of September 30, 2009 and December 31, 2008 and for the three and nine-month periods ended September 30, 2009 and 2008 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, and consolidated basis. Elimination entries presented are necessary to combine the entities.
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$83,337	$14,209	$203	$—	$97,749
Accounts receivable	12,512	92,147	(164)	—	104,495
Fair value of hedging contracts	17,155	—	—	—	17,155
Deferred tax asset	3,683	—	—	—	3,683
Current income tax receivable	6,609	28	—	—	6,637
Inventory	9,423	876	—	—	10,299
Other current assets	1,023	15	—	—	1,038

Total current assets	133,742	107,275	39	—	241,056
Oil and gas properties — United States
Proved, net	35,585	836,328	1,383	—	873,296
Unevaluated	252,240	168,493	—	—	420,733
Building and land, net	5,736	—	—	—	5,736
Fixed assets, net	4,306	—	—	—	4,306
Other assets, net	48,928	—	—	—	48,928
Fair value of hedging contracts	704	—	—	—	704
Investment in subsidiary	568,794	1,639	—	(570,433)	—

Total assets	$1,050,035	$1,113,735	$1,422	$(570,433)	$1,594,759

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$31,750	$67,029	$47	$—	$98,826
Undistributed oil and gas proceeds	12,278	641	—	—	12,919
Fair value of hedging contracts	21,028	—	—	—	21,028
Asset retirement obligations	40,111	64	—	—	40,175
Other current liabilities	28,796	665	—	—	29,461

Total current liabilities	133,963	68,399	47	—	202,409
Long-term debt	650,000	—	—	—	650,000
Deferred taxes *	(149,833)	212,411	—	51,271	113,849
Asset retirement obligations	47,735	126,212	284	—	174,231
Fair value of hedging contracts	7,686	—	—	—	7,686
Other long-term liabilities	11,358	—	—	—	11,358

Total liabilities	700,909	407,022	331	51,271	1,159,533

Commitments and contingencies

Stockholders’ equity:
Common stock	475	—	—	—	475
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,322,110	2,016,364	1,639	(2,017,929)	1,322,184
Retained earnings (deficit)	(988,657)	(1,309,651)	(548)	1,396,225	(902,631)
Accumulated other comprehensive income	16,058	—	—	—	16,058

	349,126	706,713	1,091	(621,704)	435,226

Non-controlling interest	—	—	—	—	—

Total stockholders’ equity	349,126	706,713	1,091	(621,704)	435,226

Total liabilities and stockholders’ equity	$1,050,035	$1,113,735	$1,422	$(570,433)	$1,594,759

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$40,212	$94,525	$—	$—	$134,737
Gas production	31,952	36,030	—	—	67,982

Total operating revenue	72,164	130,555	—	—	202,719

Operating expenses:
Lease operating expenses	9,401	18,735	—	—	28,136
Production taxes	1,432	694	—	—	2,126
Depreciation, depletion, amortization	11,515	57,059	78	—	68,652
Accretion expense	2,319	5,800	12	—	8,131
Salaries, general and administrative	9,480	10	—	—	9,490
Incentive compensation expense	1,932	—	—	—	1,932
Impairment of inventory	1,055	220	—	—	1,275
Derivative expense, net	91	—	—	—	91

Total operating expenses	37,225	82,518	90	—	119,833

Income (loss) from operations	34,939	48,037	(90)	—	82,886

Other (income) expenses:
Interest expense	5,149	21	—	—	5,170
Interest income	(149)	(6)	—	—	(155)
Other (income) expense, net	(813)	25	(149)	—	(937)

Total other (income) expenses	4,187	40	(149)	—	4,078

Income before taxes	30,752	47,997	59	—	78,808

Provision for income taxes:
Current	1,615	—	—	—	1,615
Deferred	9,319	16,821	—	—	26,140

Total income taxes	10,934	16,821	—	—	27,755

	19,818	31,176	59	—	51,053

Less: Net loss attributable to non-controlling interest	—	—	—	—	—

Net income	$19,818	$31,176	$59	$—	$51,053

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$99,501	$1,225	$—	$—	$100,726
Gas production	63,373	3,211	—	—	66,584
Derivative income, net	5,045	—	—	—	5,045

Total operating revenue	167,919	4,436	—	—	172,355

Operating expenses:
Lease operating expenses	35,873	4,276	—	—	40,149
Production taxes	1,339	(14)	—	—	1,325
Depreciation, depletion, amortization	49,382	2,580	—	—	51,962
Write-down of oil and gas properties	8,759	—	—	—	8,759
Accretion expense	3,770	373	3	—	4,146
Salaries, general and administrative	10,436	45	—	—	10,481
Incentive compensation expense	283	—	—	—	283

Total operating expenses	109,842	7,260	3	—	117,105

Income (loss) from operations	58,077	(2,824)	(3)	—	55,250

Other (income) expenses:
Interest expense	3,028	8	—	—	3,036
Interest income	(2,233)	(22)	—	—	(2,255)
Other (income) expense, net	(1,427)	1	5	—	(1,421)

Total other (income) expenses	(632)	(13)	5	—	(640)

Income (loss) before taxes	58,709	(2,811)	(8)	—	55,890

Provision (benefit) for income taxes:
Current	(45,583)	—	—	—	(45,583)
Deferred	67,352	—	—	—	67,352

Total income taxes	21,769	—	—	—	21,769

	36,940	(2,811)	(8)	—	34,121
Less: Net loss attributable to non-controlling interest	—	—	—	—	—

Net income (loss)	$36,940	$(2,811)	$(8)	$—	$34,121

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$106,662	$206,901	$—	$—	$313,563
Gas production	89,919	108,553	—	—	198,472
Derivative income, net	3,106	—	—	—	3,106

Total operating revenue	199,687	315,454	—	—	515,141

Operating expenses:
Lease operating expenses	28,587	98,825	—	—	127,412
Other operational expense	2,400	—	—	—	2,400
Production taxes	4,728	1,238	—	—	5,966
Depreciation, depletion, amortization	33,184	152,938	200	—	186,322
Write-down of oil and gas properties	—	340,083	—	—	340,083
Accretion expense	7,448	17,402	34	—	24,884
Salaries, general and administrative	30,891	181	1	—	31,073
Incentive compensation expense	3,349	—	—	—	3,349
Impairment of inventory	7,414	1,040	—	—	8,454

Total operating expenses	118,001	611,707	235	—	729,943

Income (loss) from operations	81,686	(296,253)	(235)	—	(214,802)

Other (income) expenses:
Interest expense	15,062	62	—	—	15,124
Interest income	(430)	(7)	—	—	(437)
Other (income) expense, net	(2,368)	65	(459)	—	(2,762)

Total other (income) expenses	12,264	120	(459)	—	11,925

Income (loss) before taxes	69,422	(296,373)	224	—	(226,727)

Provision (benefit) for income taxes:
Current	1,638	—	—	—	1,638
Deferred	22,902	(103,650)	—	—	(80,748)

Total income taxes	24,540	(103,650)	—	—	(79,110)

	44,882	(192,723)	224	—	(147,617)

Less: Net loss attributable to non-controlling interest	—	—	(27)	—	(27)

Net income (loss)	$44,882	$(192,723)	$197	$—	($147,644)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$378,777	$1,225	$—	$—	$380,002
Gas production	250,292	3,211	—	—	253,503
Derivative income, net	1,433	—	—	—	1,433

Total operating revenue	630,502	4,436	—	—	634,938

Operating expenses:
Lease operating expenses	101,026	4,276	—	—	105,302
Production taxes	6,242	(14)	—	—	6,228
Depreciation, depletion, amortization	183,600	2,580	—	—	186,180
Write-down of oil and gas properties	18,859	—	—	—	18,859
Accretion expense	11,991	373	3	—	12,367
Salaries, general and administrative	31,970	45	—	—	32,015
Incentive compensation expense	2,183	—	—	—	2,183

Total operating expenses	355,871	7,260	3	—	363,134

Income (loss) from operations	274,631	(2,824)	(3)	—	271,804

Other (income) expenses:
Interest expense	10,520	8	—	—	10,528
Interest income	(10,579)	(22)	—	—	(10,601)
Other (income) expense, net	(3,781)	1	5	—	(3,775)

Total other (income) expenses	(3,840)	(13)	5	—	(3,848)

Income (loss) before taxes	278,471	(2,811)	(8)	—	275,652

Provision (benefit) for income taxes:
Current	1,395	—	—	—	1,395
Deferred	95,083	—	—	—	95,083

Total income taxes	96,478	—	—	—	96,478

	181,993	(2,811)	(8)	—	179,174

Less: Net loss attributable to non-controlling interest	—	—	—	—	—

Net income (loss)	$181,993	$(2,811)	$(8)	$—	$179,174

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$44,882	$(192,723)	$224	$—	$(147,617)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	33,184	152,938	200	—	186,322
Write-down of oil and gas properties	—	340,083	—	—	340,083
Impairment of inventory	7,414	1,040	—	—	8,454
Accretion expense	7,448	17,402	34	—	24,884
Deferred income tax provision (benefit)	22,902	(103,650)	—	—	(80,748)
Settlement of asset retirement obligations	(6,138)	(55,256)	—	—	(61,394)
Non-cash stock compensation expense	4,392	—	—	—	4,392
Non-cash derivative expense	3,451	—	—	—	3,451
Other non-cash expenses	(96)	—	—	—	(96)
Unrecognized proceeds from unwound derivative contracts	35,095	—	—	—	35,095
Change in current income taxes	30,374	1,676	—	—	32,050
(Increase) decrease in accounts receivable	100,980	(50,902)	263	(456)	49,885
Decrease in other current assets	349	42	—	—	391
Decrease in inventory	16,129	794	—	—	16,923
Increase (decrease) in accounts payable	(20,667)	2,866	(715)	—	(18,516)
Decrease in other current liabilities	(19,520)	(957)	—	—	(20,477)
Other expenses	(191)	27	—	—	(164)

Net cash provided by (used in) operating activities	259,988	113,380	6	(456)	372,918

Cash flows from investing activities:
Investment in oil and gas properties	(132,681)	(99,984)	—	456	(232,209)
Proceeds from sale of oil and gas properties, net of expenses	5,571	—	—	—	5,571
Sale of fixed assets	—	35	—	—	35
Investment in fixed and other assets	(1,276)	—	—	—	(1,276)
Acquisition of non-controlling interest in subsidiary	—	(40)	—	—	(40)

Net cash provided by (used in) investing activities	(128,386)	(99,989)	—	456	(227,919)

Cash flows from financing activities:
Net proceeds from issuance of common stock	60,442	—	—	—	60,442
Repayment of bank borrowings	(175,000)	—	—	—	(175,000)
Deferred financing costs	(65)	—	—	—	(65)
Purchase of treasury stock	(347)	—	—	—	(347)
Net proceeds from exercise of stock options and vesting of restricted stock	(417)	—	—	—	(417)

Net cash used in financing activities	(115,387)	—	—	—	(115,387)

Net increase in cash and cash equivalents	16,215	13,391	6	—	29,612
Cash and cash equivalents, beginning of period	67,122	818	197	—	68,137

Cash and cash equivalents, end of period	$83,337	$14,209	$203	$—	$97,749

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$181,993	$(2,811)	$(8)	$179,174
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	183,600	2,580	—	186,180
Write-down of oil and gas properties	18,859	—	—	18,859
Accretion expense	11,991	373	3	12,367
Deferred income tax provision	95,083	—	—	95,083
Settlement of asset retirement obligations	(42,202)	—	—	(42,202)
Non-cash stock compensation expense	6,286	—	—	6,286
Excess tax benefits	(3,045)	—	—	(3,045)
Non-cash derivative expense	(1,654)	—	—	(1,654)
Other non-cash expenses	1,307	—	—	1,307
Change in current income taxes	(92,714)	—	—	(92,714)
(Increase) decrease in accounts receivable	75,913	25,632	(117)	101,428
Increase in other current assets	(204)	(1,279)	—	(1,483)
Decrease in accounts payable	(300)	—	—	(300)
Increase in other current liabilities	14,578	15,309	182	30,069
Investment in hedging contracts	(1,914)	—	—	(1,914)
Other	3,994	(4,237)	—	(243)

Net cash provided by operating activities	451,571	35,567	60	487,198

Cash flows from investing activities:
Acquisition of Bois d’Arc Energy, Inc	(929,364)	6,768	58	(922,538)
Investment in oil and gas properties	(310,412)	(926)	—	(311,338)
Proceeds from sale of oil and gas properties, net of expenses	14,090	—	—	14,090
Sale of fixed assets	4	—	—	4
Investment in fixed and other assets	(1,176)	—	—	(1,176)

Net cash provided by (used in) investing activities	(1,226,858)	5,842	58	(1,220,958)

Cash flows from financing activities:
Proceeds from bank borrowings	425,000	—	—	425,000
Deferred financing costs	(8,738)	—	—	(8,738)
Excess tax benefits	3,045	—	—	3,045
Purchase of treasury stock	(4,185)	—	—	(4,185)
Net proceeds from exercise of stock options and vesting of restricted stock	16,155	—	—	16,155

Net cash provided by financing activities	431,277	—	—	431,277

Net increase (decrease) in cash and cash equivalents	(344,010)	41,409	118	(302,483)
Cash and cash equivalents, beginning of period	475,126	—	—	475,126

Cash and cash equivalents, end of period	$131,116	$41,409	$118	$172,643

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of September 30, 2009, and the related condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2009 and 2008, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
November 5, 2009

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
     When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks, liquidity risks and other risk factors as described in our Annual Report on Form 10-K in Part I, Item 1, “Business — Forward-Looking Statements”, and Item 1A, “Risk Factors”, and in this report under Part II, Item 1A, “Risk Factors”. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Stone Energy Corporation are expressly qualified in their entirety by this cautionary statement.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this Form 10-Q should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
     Stone Energy Corporation is an independent oil and gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties located primarily in the Gulf of Mexico. On August 28, 2008, we completed the acquisition of Bois d’Arc Energy, Inc. (“Bois d’Arc”) in a cash and stock transaction totaling approximately $1.7 billion. Bois d’Arc was an independent exploration company engaged in the discovery and production of oil and natural gas in the Gulf of Mexico. We are also active in the Appalachia region. Prior to November 30, 2008, we participated in an exploratory joint venture in Bohai Bay, China. Our business strategy is to increase reserves, production and cash flow through the acquisition, exploitation and development of mature properties in the Gulf Coast Basin and exploring opportunities in the deep water environment of the Gulf of Mexico, Appalachia and other potential areas. Throughout this document, reference to our “Gulf Coast Basin” properties includes our Gulf Coast onshore, shelf, deep shelf and deep water properties.
     Public Offering of Common Stock — In June 2009, we sold 8,050,000 shares of our common stock in a public offering at a price of $8.00 per share resulting in net proceeds of approximately $60.4 million after underwriters’ discounts and offering expenses. The net proceeds were used for general corporate purposes, including the reduction of outstanding bank debt.
     Pyrenees Discovery — In June 2009, we announced a discovery on our deepwater Pyrenees Prospect, located on Garden Banks Block 293. The well encountered approximately 125 feet of net hydrocarbon pay in three zones. We have a 15% working interest in the prospect and a small overriding royalty. Delineation drilling on the Pyrenees Discovery is now complete and has provided the necessary information to appraise the three pay zones discovered in the initial well. We, along with the operator, expect to propose a development program which might include the appraisal of several shallow sands and possibly a deeper objective.
     Bank Credit Facility Borrowing Base Redetermination — In connection with the acquisition of Bois d’Arc on August 28, 2008, we entered into an amended and restated revolving credit facility of $700 million, maturing on July 1, 2011, with a syndicated bank group. Our bank credit facility had a borrowing base of $625 million at December 31, 2008. On April 28, 2009, our bank credit facility was amended, and on April 29, 2009, our borrowing base was reduced to $425 million. On October 9, 2009, the semi-annual redetermination process was completed and our borrowing base was reaffirmed at $425 million. See Bank Credit Facility below for additional information regarding the amended and restated credit facility.
     Unwinding of 2009 Hedge Positions — In March 2009, we unwound all of our then existing crude oil hedges for the period from April 2009 through December 2009 and two of our natural gas hedges for the period from April 2009 through December 2009, resulting in proceeds of approximately $113 million. These contracts were unwound to provide a source of liquidity to assist with funding capital expenditures, which were heavily weighted toward the first two quarters of the year.
     Declining Commodity Prices — During the first quarter of 2009, we experienced declines in oil and natural gas prices which resulted in a ceiling test write-down of $340.1 million.

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
Known Trends and Uncertainties
     Hurricanes — Since the majority of our production originates in the Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production. During the first nine months of 2009, we experienced deferrals of production due to Hurricanes Gustav and Ike of approximately 11.8 Bcfe. Production deferrals for Hurricanes Gustav and Ike amounted to 18.1 Bcfe in the second half of 2008. In 2007, 2006 and 2005, we experienced deferrals of production due to Hurricanes Katrina and Rita of approximately 3.6 Bcfe, 15.6 Bcfe and 16.4 Bcfe, respectively. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes is becoming more difficult to obtain. We have narrowed our insurance coverage to selected properties, increased our deductibles and are shouldering more hurricane related risk in the environment of rising insurance rates.
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
     Declining Commodity Prices — We experienced a significant decline in oil and natural gas prices in 2008 and the first quarter of 2009. This resulted in a ceiling test write-down of our oil and gas properties in the fourth quarter of 2008 and the first quarter of 2009. Should these restrained pricing conditions persist it could severely impact future cash flows, result in further decreases in our borrowing base under our credit facility, constrain capital budgets and result in additional ceiling test write-downs.
     Bank Credit Facility Borrowing Base Redetermination — On April 29, 2009, our borrowing base under our bank credit facility was reduced from $625 million to $425 million. On October 9, 2009, the borrowing base was reaffirmed at $425 million at the semi-annual redetermination. As of November 5, 2009, we had $225 million of outstanding borrowings under the facility and $67.6 million in letters of credit had been issued pursuant to the facility, leaving $132.4 million of availability under the facility. Stone’s cash position at November 5, 2009 is approximately $84 million. If a lower commodity price environment were to persist (see discussions above), we could experience a further reduction in the borrowing base under our bank credit facility.
     Louisiana Franchise Taxes — We have been involved in litigation with the state of Louisiana over the proper computation of franchise taxes allocable to the state. This litigation relates to the state’s position that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to Louisiana for purposes of computing franchise taxes. We disagree with the state’s position. However, if the state’s position were to be upheld, we could incur additional expense for alleged underpaid franchise taxes in prior years and higher franchise tax expense in future years. See “Item 1. Legal Proceedings.” As of September 30, 2009, the state of Louisiana had asserted claims of additional franchise taxes in the amount of $9.0 million plus accrued interest of $4.2 million. There are open franchise tax years which the state has not yet audited.
     Regulatory Inquiries and Stockholder Lawsuits — We have been named as a defendant in certain regulatory inquiries and stockholder lawsuits resulting from our reserve restatement. The ultimate resolution of these matters and their impact on us is uncertain. See “Item 1. Legal Proceedings.”
Liquidity and Capital Resources
     As described above in “Known Trends and Uncertainties,” the significant decline in oil and natural gas prices in early 2009 has materially adversely affected our cash flow from operations and liquidity. We experienced a material reduction in the borrowing base under our bank credit facility in April 2009. In October 2009, our borrowing base was reaffirmed at the level established in April 2009. Our next scheduled redetermination is expected by May 2010. Our capital expenditure budget for 2009 has been set at $300 million, which we intend to finance with cash flow from operations. If we do not have sufficient cash flow from operations or availability under our bank credit facility, we may be forced to reduce our capital expenditures. To the extent that 2009 cash flow from operations exceeds our estimated 2009 capital expenditures, we may pay down a portion of our existing debt, expand our capital budget, expand our leasehold in Appalachia, or invest in the money markets.
     Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $372.9 million during the nine months ended September 30, 2009 compared to $487.2 million in the comparable period in 2008. Net cash flow provided by operating activities during the nine months ended September 30, 2009 includes $35.1 million of proceeds from the unwinding of derivative contracts which will be recognized in production revenue during the fourth quarter of 2009.
     Net cash flow used in investing activities totaled $227.9 million during the nine months ended September 30, 2009, which primarily represents our investment in oil and natural gas properties partially offset by proceeds from the sale of oil and natural gas properties. Net cash flow used in investing activities totaled $1.2 billion during the nine months ended September 30, 2008, which primarily represents cash used in the acquisition of Bois d’Arc and our investment in oil and natural gas properties partially offset by proceeds from the sale of oil and natural gas properties.
     Net cash flow used in financing activities totaled $115.4 million for the nine months ended September 30, 2009, which primarily represents repayments of borrowings under our bank credit facility of approximately $175.0 million net of proceeds from the sale of common stock of approximately $60.4 million. Net cash flow provided by financing activities totaled $431.3 million for the nine months ended September 30, 2008, which primarily represents borrowings under our bank credit facility in conjunction with the acquisition of Bois d’Arc and proceeds from the exercise of stock options and vesting of restricted stock.
     We had working capital at September 30, 2009 of $38.6 million.
     Capital Expenditures. Third quarter 2009 additions to oil and gas property costs of $48.7 million included $2.0 million of lease acquisition costs, $4.8 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $6.6 million of capitalized interest. Year-to-date 2009 additions to oil and gas property costs of $202.7 million included $4.3 million of lease acquisition costs, $13.5 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $19.4 million of capitalized interest. These investments were financed by cash flow from operating activities and proceeds from the stock offering.
     Bank Credit Facility. On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, with a syndicated bank group. At December 31, 2008, our bank credit facility had a borrowing base of $625 million. On April 28, 2009, the credit facility was amended, and on April 29, 2009, the borrowing base was reduced to $425 million. On October 9, 2009, the borrowing base was reaffirmed at $425 million at the semi-annual redetermination. At September 30, 2009, we had $250 million of outstanding borrowings under our bank credit facility, letters of credit totaling $69 million had been issued under the facility, and the weighted average interest rate was 3.0%. As of November 5, 2009, we had $225 million of outstanding borrowings under our bank credit facility and $67.6 million in letters of credit had been issued pursuant to the facility, leaving $132.4 million of availability under the facility. The facility is guaranteed by all of our material direct and indirect subsidiaries, including Stone Energy Offshore, L.L.C. (“Stone Offshore”), a wholly owned subsidiary of Stone.
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
     Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through September 30, 2009, 300,000 shares had been repurchased under this program at a total cost of $7.1 million.
Contractual Obligations and Other Commitments
     We are contingently liable to surety insurance companies relative to bonds issued on our behalf to the United States Department of the Interior Minerals Management Service (“MMS”), federal and state agencies and certain third parties from which we purchased oil and gas working interests. At September 30, 2009, we were contingently liable in the aggregate amount of $59.8 million, a reduction from our contingent liability at December 31, 2008 of $84.4 million. This redetermination was accomplished by the posting of additional letters of credit in April of 2009. The bonds represent guarantees by the surety insurance companies that we will operate in accordance with applicable rules and regulations and perform certain plugging and abandonment obligations as specified by applicable working interest purchase and sale agreements.
Results of Operations
     The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	September 30,
	2009	2008	Variance	% Change
Production:
Oil (MBbls)	1,741	943	798	85%
Natural gas (MMcf)	11,517	6,213	5,304	85%
Oil and natural gas (MMcfe)	21,963	11,871	10,092	85%
Revenue data (in thousands) (a):
Oil revenue	$134,737	$100,726	$34,011	34%
Natural gas revenue	67,982	66,584	1,398	2%

Total oil and natural gas revenue	$202,719	$167,310	$35,409	21%
Average prices (a):
Oil (per Bbl)	$77.39	$106.81	$(29.42)	(28%)
Natural gas (per Mcf)	5.90	10.72	(4.82)	(45%)
Oil and natural gas (per Mcfe)	9.23	14.09	(4.86)	(34%)
Expenses (per Mcfe):
Lease operating expenses	$1.28	$3.38	$(2.10)	(62%)
Salaries, general and administrative expenses (b)	0.43	0.88	(0.45)	(51%)
DD&A expense on oil and gas properties	3.06	4.30	(1.24)	(29%)

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.

	Nine Months Ended
	September 30,
	2009	2008	Variance	% Change
Production:
Oil (MBbls)	4,579	3,647	932	26%
Natural gas (MMcf)	30,899	24,631	6,268	25%
Oil and natural gas (MMcfe)	58,373	46,513	11,860	25%
Revenue data (in thousands) (a):
Oil revenue	$313,563	$380,002	$(66,439)	(17%)
Natural gas revenue	198,472	253,503	(55,031)	(22%)

Total oil and natural gas revenue	$512,035	$633,505	$(121,470)	(19%)
Average prices (a):
Oil (per Bbl)	$68.48	$104.20	$(35.72)	(34%)
Natural gas (per Mcf)	6.42	10.29	(3.87)	(38%)
Oil and natural gas (per Mcfe)	8.77	13.62	(4.85)	(36%)
Expenses (per Mcfe):
Lease operating expenses	$2.18	$2.26	$(0.08)	(4%)
Salaries, general and administrative expenses (b)	0.53	0.69	(0.16)	(23%)
DD&A expense on oil and gas properties	3.12	3.95	(0.83)	(21%)

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
     During the third quarter of 2009, we reported net income totaling $51.1 million, or $1.06 per share, compared to net income for the third quarter of 2008 of $34.1 million, or $1.04 per share. For the nine months ended September 30, 2009, we reported a net loss totaling $147.6 million, or $3.45 per share. For the nine months ended September 30, 2008, we reported net income of $179.2 million, or $5.97 per share. All per share amounts are on a diluted basis. On August 28, 2008, we completed the acquisition of Bois d’Arc. The revenues and expenses associated with Bois d’Arc have been included in Stone’s Condensed Consolidated Financial Statements since August 28, 2008.
     We follow the full cost method of accounting for oil and gas properties. At the end of the first quarter of 2009, we recognized a ceiling test write-down of our oil and gas properties totaling $340.1 million ($221.1 million after taxes). The write-down did not impact our cash flow from operations but did reduce net income and stockholders’ equity.
     The variance in the three and nine-month periods’ results was due to the following components:
     Production. During the third quarter of 2009, total production volumes increased 85% to 22.0 Bcfe compared to 11.9 Bcfe produced during the third quarter of 2008. Oil production during the third quarter of 2009 totaled approximately 1,741,000 barrels compared to 943,000 barrels produced during the third quarter of 2008, while natural gas production totaled 11.5 Bcf during the third quarter of 2009 compared to 6.2 Bcf produced during the third quarter of 2008. Year-to-date production totaled 4,579,000 barrels of oil and 30.9 Bcf of natural gas compared to 3,647,000 barrels of oil and 24.6 Bcf of natural gas produced during the comparable 2008 period.
     Production rates were positively impacted during the third quarter of 2009 as substantially all of the hurricane affected wells are back on line. Without the effects of hurricane production deferrals, production volumes increased approximately 4.1 Bcfe for the third quarter of 2009 compared to the comparable 2008 quarter. Production deferrals due to hurricanes totaled approximately 1.1 Bcfe and 7.1 Bcfe for the third quarter of 2009 and 2008, respectively. Production associated with the Bois d’Arc acquisition totaled approximately 7.4 Bcfe for the third quarter of 2009.
     Production deferrals due to hurricanes for the nine months ended September 30, 2009 amounted to 11.8 Bcfe (43 MMcfe per day). Without the effects of hurricane production deferrals, year-to-date 2009 production volumes increased approximately 16.6 Bcfe from year-to-date 2008 production volumes. Production associated with the Bois d’Arc acquisition totaled approximately 19.9 Bcfe for the nine months ended September 30, 2009.
     Prices. Prices realized during the third quarter of 2009 averaged $77.39 per Bbl of oil and $5.90 per Mcf of natural gas, or 34% lower, on an Mcfe basis, than third quarter 2008 average realized prices of $106.81 per Bbl of oil and $10.72 per Mcf of natural gas. Average realized prices during the nine months ended September 30, 2009 were $68.48 per Bbl of oil and $6.42 per Mcf of natural gas compared to $104.20 per Bbl of oil and $10.29 per Mcf of natural gas realized during the first nine months of 2008. All unit pricing amounts include the cash settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $2.37 per Mcf and increased our average realized oil price by $10.92 per Bbl in the third quarter of 2009. During the third quarter of 2008, our effective hedging transactions decreased our average realized natural gas price by $0.07 per Mcf and decreased our average realized oil price by $16.89 per Bbl. Effective hedging transactions for the nine months ended September 30, 2009 increased our average realized natural gas price by $2.44 per Mcf and increased our average realized oil price by $12.39 per Bbl. For the nine months ended

September 30, 2008, effective hedging transactions decreased our average realized oil price by $11.50 per Bbl and had no impact on average realized natural gas prices.
     Income. Oil and natural gas revenue increased 21% to $202.7 million in the third quarter of 2009 from $167.3 million during the third quarter of 2008. The increase is attributable to an 85% increase in oil and gas production volumes partially offset by a decrease in average realized prices on a gas equivalent basis. Oil and natural gas revenue related to the properties acquired from Bois d’Arc totaled $42.9 million in the third quarter of 2009. Year-to-date 2009 oil and natural gas revenue totaled $512.0 million compared to $633.5 million during the comparable 2008 period. The decrease was due to a 36% decrease in average realized prices on a gas equivalent basis, partially offset by oil and natural gas revenue related to the properties acquired from Bois d’Arc, totaling $115.3 million for the nine months ended September 30, 2009.
     Interest income totaled $0.2 million during the third quarter of 2009 compared to $2.3 million during the comparable quarter of 2008 and $0.4 million during the nine months ended September 30, 2009 compared to $10.6 million during the comparable 2008 period. The decrease in interest income is the result of lower interest rates and a decrease in our cash balances during the periods after the acquisition of Bois d’Arc.
     Derivative Income/Expense. During the year-to-date period ended September 30, 2009, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Net derivative expense for the quarter ended September 30, 2009, totaled $0.1 million, consisting of $0.2 million of cash settlements on the ineffective portion of derivative contracts, less $0.3 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative income for the nine months ended September 30, 2009, totaled $3.1 million, consisting of $7.8 million of cash settlements on the ineffective portion of derivative contracts, less $4.7 million of changes in the fair market value of the ineffective portion of derivative contracts.
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
     Expenses. Lease operating expenses during the third quarter of 2009 totaled $28.1 million compared to $40.1 million for the third quarter of 2008. In the third quarter of 2009, there was approximately $12 million in downward adjustments of previously accrued major maintenance and base lease operating costs as a result of actual costs being less than the previously accrued estimated amounts. During the third quarter of 2008, lease operating expenses included $6.8 million of repairs in excess of estimated insurance recoveries related to damage from Hurricanes Gustav and Ike. For the first nine months of 2009 and 2008, lease operating expenses totaled $127.4 million and $105.3 million, respectively. The increase in lease operating expenses on a year-to-date basis is primarily the result of $50.8 million of lease operating expenses associated with the properties acquired from Bois d’Arc. On a unit of production basis, lease operating expenses were $2.18 per Mcfe and $2.26 per Mcfe for the nine months ended September 30, 2009 and 2008, respectively.
     The other operational expense charge of $2.4 million for the nine months ended September 30, 2009 relates to the cancellation of a drilling contract.
     Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the third quarter of 2009 totaled $67.2 million compared to $51.0 million during the third quarter of 2008. On unit of production basis, DD&A on oil gas properties was $3.06 per Mcfe for the third quarter of 2009, a decrease from $4.30 per Mcfe for the third quarter of 2008, primarily a result of the 2008 year-end ceiling test write-down. For the nine months ended September 30, 2009 and 2008, DD&A expense totaled $181.9 million and $183.9 million, respectively. The overall decrease in DD&A from 2008 is primarily due to the 2008 year-end and first quarter 2009 ceiling test write-downs, which reduced the carrying value of the full cost pool for our oil and gas properties.
     Accretion expense for the third quarter of 2009 was $8.1 million compared to $4.1 million for the comparable period of 2008. For the nine months ended September 30, 2009 and 2008, accretion expense totaled $24.9 million and $12.4 million, respectively. Due to falling commodity prices and hurricanes, the timing on a substantial portion of our asset retirement obligations was revised in the fourth quarter of 2008 leading to a redetermination of the present value of these obligations. In this redetermination, our credit adjusted risk free interest rate was increased to account for current credit conditions, resulting in a material increase in accretion expense in 2009. Also contributing to the increase was the addition of liabilities associated with properties acquired from Bois d’Arc.
     Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the third quarter of 2009 were $9.5 million compared to $10.5 million in the third quarter of 2008. For the nine months ended September 30, 2009 and 2008, SG&A totaled $31.1 million and $32.0 million, respectively.

     The impairment of inventory for the third quarter of 2009 totaling $1.3 million relates to the write-down of our tubular inventory. For the nine months ended September 30, 2009, the impairment charge totaled $8.5 million. This charge was the result of the market value of these tubulars falling below historical cost. We consider only tubular goods not committed to capital projects to be inventory items.
     Interest expense for the third quarter of 2009 totaled $5.2 million, net of $6.6 million of capitalized interest, compared to interest expense of $3.0 million, net of $7.0 million of capitalized interest, during the third quarter of 2008. For the nine months ended September 30, 2009, interest expense totaled $15.1 million, net of capitalized interest of $19.4 million, compared to interest expense of $10.5 million, net of capitalized interest of $15.7 million for the nine months ended September 30, 2008. The increase is primarily the result of interest expense associated with an increase in borrowings under our bank credit facility in 2009 compared to the first nine months of 2008.
     We estimate that we have incurred approximately $1.6 million of current federal income tax expense for the nine months ended September 30, 2009. We have a $6.6 million current income tax receivable at September 30, 2009 which is the result of 2008 tax year estimated tax payments exceeding our 2008 estimated federal income tax liability.
Recent Accounting Developments
     Financial Accounting Standards Board Accounting Standards Codification. The Financial Accounting Standards Board (“FASB”) voted to approve the FASB Accounting Standards Codification (the “ASC”) as the single source of authoritative nongovernmental U.S. GAAP as of July 1, 2009. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC reorganizes the many U.S. GAAP pronouncements into approximately 90 accounting topics, with all topics using a consistent structure. It also includes relevant authoritative content issued by the Securities and Exchange (“SEC”), as well as selected SEC staff interpretations and administrative guidance. The ASC became effective for this September 30, 2009 Current Report on Form 10-Q. The ASC does not change or alter existing GAAP and will not have any impact on our consolidated financial statements. Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update (“ASU”).
     Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and are therefore required to be included in the earnings allocation in calculating earnings per share under the two-class method. Under ASC 260-10, companies are required to treat unvested share-based payment awards with a right to receive non-forfeitable dividends as a separate class of securities in calculating earnings per share. The guidance provided in ASC 260-10 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted this rule effective January 1, 2009. The net effect of the implementation of this rule on our financial statements was immaterial.
     Interim Disclosures About Fair Value of Financial Instruments. ASC 825-10 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This rule became effective for us on June 15, 2009.
     Subsequent Events. ASC 855-10 modifies the definition of subsequent events and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This rule became effective for us on June 15, 2009.
     Fair Value Measurements and Disclosures (ASC Topic 820). ASU 2009-05 was issued in August 2009 to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities by providing clarification for measurement techniques in circumstances in which a quoted price in an active market for the identical liability is not available. The guidance provided in ASU 2009-05 will be effective for us on October 1, 2009.
     Modernization of Oil and Gas Reporting. In December 2008, the SEC issued a final rule, “Modernization of Oil and Gas Reporting,” which adopts revisions to the SEC’s oil and gas reporting requirements. It is effective January 1, 2010 for Annual Reports on Form 10-K for years ending on or after December 31, 2009, with early adoption prohibited. The revisions are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. Among other things, the revisions will: replace the single-day year-end pricing with a twelve-month average pricing assumption; permit the reporting of probable and possible reserves in addition to the existing requirement to disclose proved reserves; allow the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; require the disclosure of the independence and qualifications of third party preparers of reserves; and require the filing of reports when a third party is relied upon to prepare reserve estimates. We will be required to adopt the provisions of the new rule as of December 31, 2009 for our 2009 Annual Report on Form 10-K.

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
     Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 23% of our estimated 2009 production, 42% of our estimated 2010 production, and 10% of our estimated 2011 production. See Item 1. Financial Statements — Note 4 — Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
     Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
     We had long-term debt outstanding of $650 million at September 30, 2009, of which $400 million, or approximately 62%, bears interest at fixed rates. The $400 million of fixed-rate debt is comprised of $200 million of 8 1/4% Senior Subordinated Notes due 2011 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. At September 30, 2009, the remaining $250 million of our outstanding long-term debt bears interest at a floating rate and consists of borrowings outstanding under our bank credit facility. At September 30, 2009, the weighted average interest rate under our bank credit facility was approximately 3.0% per annum. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.
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
     Our chief executive officer and our chief financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended September 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer believe:
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
Changes in Internal Controls Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On September 30, 2009, the City of Knoxville Employees’ Pension Board was appointed as the new lead plaintiff. On October 30, 2009, the City of Knoxville Employees’ Pension Board filed a new motion for class certification.
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
     The continuing financial crisis may impact our business and financial condition. The continuing financial crisis may adversely impact our ability to obtain funding under our current bank credit facility or in the capital markets.
     The credit crisis and related turmoil in the global financial systems have had an impact on our business and our financial condition. A continuation of the economic crisis could further reduce the demand for oil and natural gas and continue to put downward pressure on the prices for oil and natural gas, which have declined significantly since reaching historic highs in July 2008. These price declines have negatively impacted our revenues and cash flows in 2009. We may face additional challenges if economic and financial market conditions further deteriorate. Historically, we have used our cash flow from operations and borrowings under our bank credit facility to fund our capital expenditures and have relied on the capital markets and asset monetization transactions to provide us with additional capital for large or exceptional transactions. In the future, we may not be able to access adequate funding under our bank credit facility as a result of (i) a decrease in our borrowing base due to the outcome of a borrowing base redetermination, or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. In addition, we may face limitations on our ability to access the debt and equity capital markets and complete asset sales, an increased counterparty credit risk on our derivatives contracts and the requirement by contractual counterparties of us to post collateral guaranteeing performance.

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
     The U.S. House of Representatives has recently passed a bill—the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA—to control and reduce the emission of GHGs in the United States through the grant of emission allowances which would gradually be decreased over time, and the Senate is considering similar legislation. Moreover, nearly half of the states, either individually or through multi-state initiatives, already have begun implementing legal measures to reduce emissions of GHGs. Also, the U.S. Supreme Court’s holding in its 2007 decision, Massachusetts, et al. v. EPA, that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act could result in future regulation of GHG emissions from stationary sources, even if Congress does not adopt new legislation specifically addressing emissions of GHGs. In late September and early October of 2009, the United States Environmental Protection Agency (“EPA”) officially proposed two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act, one of which would regulate emissions of GHGs from motor vehicles and the other of which would regulate emissions of GHGs from large stationary sources such as power plants or industrial facilities. EPA indicated that it hopes to adopt final versions of both sets of rules by March 2010. While it is not possible at this time to fully predict how legislation or new regulations that may be adopted in the United States to address GHG emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have an adverse effect on demand for the oil and natural gas that we produce.
     The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.
     Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission, or CFTC, to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The CFTC is considering whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. Separately, two committees of the House of Representatives, the Financial Services and Agriculture Committees, acted on October 15 and October 21, 2009, respectively, to adopt legislation that would impose comprehensive regulation on the over-the-counter (OTC) derivatives marketplace. This legislation would subject swap dealers and major swap participants to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, and recordkeeping and reporting requirements. It also would require central clearing for transactions entered into between swap dealers or major swap participants, and would provide the CFTC with authority to impose position limits in the OTC derivatives markets. A major swap participant generally would be someone other than a dealer who maintains a “substantial” position in outstanding swaps other than swaps used for commercial hedging, or whose positions create substantial exposure to its counterparties or the system. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the third quarter of 2009:

				Total Number of	Maximum Number (or
				Shares (or Units)	Approximate Dollar Value)
				Purchased as Part	of Shares (or Units) that May
	Total Number of			of Publicly	Under the
	Shares (or Units)		Average Price Paid	Announced Plans or	Yet be Purchased
Period	Purchased		per Share (or Unit)	Programs	Plans or Programs
Share Repurchase
Program:
July 2009	—		—	—
August 2009	—		—	—
September 2009	—		—	—

	—		—	—	$92,928,632

Other:
July 2009	3,588	(a)	$7.81	—
August 2009	—		—	—
September 2009	—		—	—

	3,588		7.81	—	N/A

Total	3,588		$7.81	—

(a)	Amounts include shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Item 6.	Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

*15.1	Letter from Ernst & Young LLP dated November 5, 2009, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION
Date: November 5, 2009	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

*15.1	Letter from Ernst & Young LLP dated November 5, 2009, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.