Form 10-Q
period 2010-03-31
STONE ENERGY CORP
filed 2010-05-06
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of May 5, 2010, there were 48,461,934 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$56,730	$69,293
Accounts receivable	146,868	118,129
Fair value of hedging contracts	34,407	16,223
Current income tax receivable	2,390	—
Deferred tax asset	—	14,571
Inventory	8,594	8,717
Other current assets	878	814

Total current assets	249,867	227,747

Oil and gas properties – United States – full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $4,595,751 and $4,536,599, respectively	830,230	856,467
Unevaluated	360,117	329,242
Building and land, net	5,724	5,723
Fair value of hedging contracts	4,039	1,771
Fixed assets, net	3,859	4,084
Other assets, net	25,160	29,208

Total assets	$1,478,996	$1,454,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$59,866	$66,863
Undistributed oil and gas proceeds	16,128	15,280
Fair value of hedging contracts	34,344	34,859
Deferred taxes	4,426	—
Asset retirement obligations	29,122	30,515
Current income tax payable	—	11,110
Other current liabilities	35,966	42,983

Total current liabilities	179,852	201,610

Long-term debt	575,000	575,000
Deferred taxes	51,747	44,528
Asset retirement obligations	262,643	265,021
Fair value of hedging contracts	7,688	7,721
Other long-term liabilities	19,332	18,412

Total liabilities	1,096,262	1,112,292

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 47,648,813 and 47,509,144 shares, respectively	476	475
Treasury stock (16,582 shares, respectively, at cost)	(860)	(860)
Additional paid-in capital	1,325,474	1,324,410
Accumulated deficit	(940,071)	(966,695)
Accumulated other comprehensive loss	(2,285)	(15,380)

Total stockholders’ equity	382,734	341,950

Total liabilities and stockholders’ equity	$1,478,996	$1,454,242

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
		(Note 1)
Operating revenue:
Oil production	$100,565	$70,854
Gas production	63,226	68,150
Derivative income, net	1,188	3,939

Total operating revenue	164,979	142,943

Operating expenses:
Lease operating expenses	38,664	58,154
Production taxes	1,654	1,275
Depreciation, depletion and amortization	60,653	60,618
Write-down of oil and gas properties	—	340,083
Accretion expense	6,606	8,377
Salaries, general and administrative expenses	10,485	11,661
Incentive compensation expense	925	220
Impairment of inventory	—	5,923

Total operating expenses	118,987	486,311

Income (loss) from operations	45,992	(343,368)

Other (income) expenses:
Interest expense	4,066	5,166
Interest income	(57)	(136)
Other income	(2,032)	(1,402)
Early extinguishment of debt	1,820	—
Other expense	280	428

Total other (income) expenses	4,077	4,056

Net income (loss) before income taxes	41,915	(347,424)

Provision (benefit) for income taxes:
Current	(3,872)	23
Deferred	19,163	(121,608)

Total income taxes	15,291	(121,585)

Net income (loss)	26,624	(225,839)
Less: Net income attributable to non-controlling interest	—	27

Net income (loss) attributable to Stone Energy Corporation	$26,624	($225,866)

Basic earnings (loss) per share attributable to Stone Energy Corporation stockholders	$0.55	($5.73)
Diluted earnings (loss) per share attributable to Stone Energy Corporation stockholders	$0.55	($5.73)

Average shares outstanding	47,609	39,449
Average shares outstanding assuming dilution	47,936	39,449
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
		(Note 1)
Cash flows from operating activities:
Net income (loss)	$26,624	($225,839)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	60,653	60,618
Write-down of oil and gas properties	—	340,083
Impairment of inventory	—	5,923
Accretion expense	6,606	8,377
Deferred income tax provision (benefit)	19,163	(121,608)
Settlement of asset retirement obligations	(10,378)	(6,462)
Non-cash stock compensation expense	1,427	1,966
Excess tax benefits	(194)	—
Non-cash derivative income	(855)	(1,670)
Early extinguishment of debt	1,820	—
Other non-cash expenses	335	606
Unrecognized proceeds from unwound derivative contracts	—	112,822
Change in current income taxes	(13,500)	27,408
(Increase) decrease in accounts receivable	(7,131)	29,031
(Increase) decrease in other current assets	(53)	313
Decrease in inventory	123	13,851
Decrease in accounts payable	(864)	(2,399)
Decrease in other current liabilities	(6,169)	(28,143)
Other	27	234

Net cash provided by operating activities	77,634	215,111

Cash flows from investing activities:
Investment in oil and gas properties	(78,788)	(127,172)
Sale of fixed assets	—	35
Investment in fixed and other assets	(343)	(178)

Net cash used in investing activities	(79,131)	(127,315)

Cash flows from financing activities:
Repayments of bank borrowings	(75,000)	(25,000)
Redemption of senior subordinated notes	(200,503)	—
Proceeds from issuance of senior notes	275,000	—
Deferred financing costs	(9,701)	—
Excess tax benefits	194	—
Purchase of treasury stock	—	(347)
Net proceeds from (payments for) share based compensation	(1,056)	(385)

Net cash used in financing activities	(11,066)	(25,732)

Net increase (decrease) in cash and cash equivalents	(12,563)	62,064
Cash and cash equivalents, beginning of period	69,293	68,137

Cash and cash equivalents, end of period	$56,730	$130,201

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of future financial results.
     Certain first quarter 2009 amounts have been restated from amounts originally presented. Please refer to our June 30, 2009 Quarterly Report on Form 10-Q for the net effect of the misstatements on the individual financial statement line items for the first quarter of 2009.
Note 2 – Earnings Per Share
     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and restricted stock granted to outside directors and employees. There were approximately 327,000 dilutive shares for the three months ended March 31, 2010. There were no dilutive shares for the three months ended March 31, 2009 because we had a net loss for the period.
     Under U.S. Generally Accepted Accounting Principles (“GAAP”), instruments granted in share-based payment transactions are participating securities prior to vesting and are therefore required to be included in the earnings allocation in calculating earnings per share under the two-class method. Companies are required to treat unvested share-based payment awards with a right to receive non-forfeitable dividends as a separate class of securities in calculating earnings per share. This rule became effective for us on January 1, 2009 and the net effect of its implementation on our financial statements was immaterial.
     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 431,000 shares in the three months ended March 31, 2010. All outstanding stock options (approximately 525,000 shares) were considered antidilutive during the three months ended March 31, 2009 because we had a net loss for the period.
     During the three months ended March 31, 2010, approximately 140,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors. During the three months ended March 31, 2009, approximately 85,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors and 100,000 shares of common stock were repurchased under our stock repurchase program.
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

     We have entered into fixed-price swaps with various counterparties for a portion of our expected 2010, 2011 and 2012 oil and natural gas production from the Gulf Coast Basin. The fixed-price oil swap settlements are based upon an average of the New York Mercantile Exchange (“NYMEX”) closing price for West Texas Intermediate (“WTI”) during the entire calendar month. Some of our fixed-price gas swap settlements are based on an average of NYMEX prices for the last three days of a respective month and some are based on the NYMEX price for the last day of a respective month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our outstanding fixed-price swap contracts are with J.P. Morgan Chase Bank, N.A., The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas, The Bank of Nova Scotia and Bank of America.
     During 2009, a portion of our oil and natural gas production was hedged with zero-premium collars. The natural gas collar settlements are based on an average of NYMEX prices for the last three days of a respective month. The oil collar settlements are based on an average of the NYMEX closing price for WTI during the entire calendar month. The collar contracts require payments to the counterparties if the average price is above the ceiling price or payment from the counterparties if the average price is below the floor price.
     During the three-month periods ended March 31, 2010 and 2009, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized.
     All of our derivative instruments at March 31, 2010 and December 31, 2009 were designated as hedging instruments. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at March 31, 2010 and December 31, 2009.

Fair Value of Derivative Instruments at March 31, 2010
(in millions)
	Asset Derivatives		Liability Derivatives
		Fair		Fair
Description	Balance Sheet Location	Value	Balance Sheet Location	Value
Commodity contracts	Current assets: Fair value of hedging contracts	$34.4	Current liabilities: Fair value of hedging contracts	$(34.3)
	Long-term assets: Fair value of hedging contracts	4.0	Long-term liabilities: Fair value of hedging contracts	(7.7)

		$38.4		$(42.0)

Fair Value of Derivative Instruments at December 31, 2009
(in millions)
	Asset Derivatives		Liability Derivatives
		Fair		Fair
Description	Balance Sheet Location	Value	Balance Sheet Location	Value
Commodity contracts	Current assets: Fair value of hedging contracts	$16.2	Current liabilities: Fair value of hedging contracts	$(34.9)
	Long-term assets: Fair value of hedging contracts	1.8	Long-term liabilities: Fair value of hedging contracts	(7.7)

		$18.0		$(42.6)

     The following table discloses the effect of derivative instruments in the statement of operations for the three-month periods ended March 31, 2010 and 2009.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2010 and 2009
(in millions)
	Amount of Gain
	(Loss)
	Recognized in
	OCI on
	Derivative		Gain (Loss) Reclassified from
Derivatives in	(Effective		Accumulated OCI into Income			Gain (Loss) Recognized in Income on
Cash Flow Hedging	Portion)		(Effective Portion) (a)			Derivative (Ineffective Portion)
Relationships	2010	2009	Location	2010	2009	Location	2010	2009
Commodity contracts	$13.1	$5.2	Operating revenue - oil/gas production	$(2.6)	$40.9	Derivative income, net	$1.2	$3.9

Total	$13.1	$5.2		$(2.6)	$40.9		$1.2	$3.9

(a)	For the three months ended March 31, 2010, effective hedging contracts reduced oil revenue by $8.3 million and increased gas revenue by $5.7 million. For the three months ended March 31, 2009, effective hedging contracts increased oil revenue by $18.3 million and increased gas revenue by $22.6 million.

     On March 3, 2009, we unwound all of our then existing crude oil hedges for the period from April 2009 through December 2009, resulting in proceeds of approximately $59 million. On March 6, 2009, we unwound two of our natural gas hedges for the period from April 2009 through December 2009, resulting in proceeds of approximately $54 million. These amounts (net of the ineffective portion and related deferred income tax effect) were recorded in accumulated other comprehensive income in 2009. As the original time periods for these contracts expired, applicable amounts were reclassified into earnings.
     At March 31, 2010, we had an accumulated other comprehensive loss of $2.3 million, net of tax, which related to the fair value of our 2010, 2011 and 2012 swap contracts. We believe that approximately $6.1 million of accumulated other comprehensive income will be reclassified into earnings in the next twelve months.
     The following table illustrates our hedging positions for calendar years 2010, 2011 and 2012 as of May 5, 2010:

	Fixed-Price Swaps
	Natural Gas		Oil
	Daily
	Volume	Swap	Daily Volume		Swap
	(MMBtus/d)	Price	(Bbls/d)		Price
2010	20,000	$6.97	2,000		$63.00
2010	30,000	6.50	1,000		64.05
2010			1,000		60.20
2010			1,000		75.00
2010			1,000		75.25
2010			2,000	(a)	80.10
2010			1,000	(b)	84.35

2011	10,000	6.83	1,000		70.05
2011			1,000		78.20
2011			1,000		83.00
2011			1,000		83.05
2011			1,000	(c)	85.20

2012			1,000		90.45
2012			1,000		90.30

(a)	April — December

(b)	July — December

(c)	January — June
Note 4 – Long-Term Debt
     Long-term debt consisted of the following at:

	March 31,	December 31,
	2010	2009
	(in millions)
8 1/4% Senior Subordinated Notes due 2011	$—	$200.0
6 3/4% Senior Subordinated Notes due 2014	200.0	200.0
8.625% Senior Notes due 2017	275.0	—
Bank debt	100.0	175.0

Total long-term debt	$575.0	$575.0

     On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, with a syndicated bank group. Our borrowing base under the credit facility is currently set at $395 million. At March 31, 2010, we had $100 million in borrowings under our bank credit facility, letters of credit totaling $63.1 million had been issued pursuant to the facility, and the weighted average interest rate under our bank credit facility was approximately 2.7%. As of May 5, 2010, we had $75 million of outstanding borrowings under our bank credit facility, letters of credit totaling $63.1 million had been issued pursuant to the facility, leaving $256.9 million of availability under the facility. The facility is guaranteed by all of our material direct and indirect subsidiaries, including Stone Energy Offshore, L.L.C. (“Stone Offshore”), a wholly owned subsidiary of Stone.
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
     On January 26, 2010, we completed a public offering of $275 million aggregate principal amount of 8.625% Senior Notes due 2017 (the “2017 Notes”) which are fully and unconditionally guaranteed on a senior unsecured basis by Stone Offshore and by certain future restricted subsidiaries of the Company. The net proceeds from the offering after deducting underwriting discounts, commissions, estimated fees and expenses totaled $265 million. The 2017 Notes rank equally in right of payment with all of our existing and future senior debt, and rank senior in right of payment to all of our existing and future subordinated debt, including our outstanding senior subordinated notes. The 2017 Notes mature on February 1, 2017, and interest is payable on each February 1 and August 1, commencing on August 1, 2010. We may, at our option, redeem all or part of the 2017 Notes at any time prior to February 1, 2014 at a make-whole redemption price, and at any time on or after February 1, 2014 at fixed redemption prices. In addition, prior to February 1, 2013, we may, at our option, redeem up to 35% of the 2017 Notes with the cash proceeds of certain equity offerings. The 2017 Notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the 2017 Notes a right to accelerate payment. At March 31, 2010, $4.3 million had been accrued in connection with the August 1, 2010 interest payment.
     In January 2010, we used the proceeds from the 8.625% Senior Notes offering to purchase our 8-1/4% Senior Subordinated Notes due 2011 pursuant to a tender offer and consent solicitation. In February 2010, the remaining 8-1/4% Senior Subordinated Notes were redeemed in full. The total cost of the redemption was $202.4 million which included $200.5 million to redeem the notes plus accrued and unpaid interest of $1.9 million. The transaction resulted in a charge to earnings of approximately $1.8 million in the first quarter of 2010.
Note 5 — Comprehensive Income
     The following table illustrates the components of comprehensive income for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(in millions)
Net income (loss)	$26.6	($225.9)
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	13.1	5.2

Comprehensive income (loss)	39.7	(220.7)
Comprehensive income attributable to non-controlling interest	—	—

Comprehensive income (loss) attributable to Stone Energy Corporation	$39.7	($220.7)

Note 6 — Asset Retirement Obligations
     The change in our asset retirement obligations during the three months ended March 31, 2010 is set forth below:

Three Months
Ended
March 31, 2010
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$295.5
Liabilities settled	(10.3)
Accretion expense	6.6

Asset retirement obligations as of the end of the period, including current portion	$291.8

Note 7— Fair Value Measurements
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
     The Financial Accounting Standards Board (“FASB”) issued updated guidance in January 2010 to improve disclosures about fair value measurements by requiring a greater level of disaggregated information, more robust disclosures about valuation techniques and inputs to fair value measurements, information about significant transfers between the three levels in the fair value hierarchy, and separate presentation of information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number. This guidance became effective for us on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.
     As of March 31, 2010, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for the credit risk of Stone and its counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy and collar contracts are included within the Level 3 fair value hierarchy. Significant unobservable inputs used in establishing fair value for the collars were the volatility impacts in the pricing model as it relates to the call and put portions of the collar. For a more detailed description of our derivative instruments, see Note 3 — Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in money market funds, which are included within the Level 1 fair value hierarchy.
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2010.

	Fair Value Measurements at March 31, 2010
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Money market funds	$6.0	$6.0	$—	$—
Hedging contracts	38.4	—	38.4	—

Total	$44.4	$6.0	$38.4	$—

Fair Value Measurements at March 31, 2010
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
(in millions)
Hedging contracts	($42.0)	$—	($42.0)	$—

Total	($42.0)	$—	($42.0)	$—

     The fair value of cash and cash equivalents, accounts receivable, accounts payable to vendors and our variable-rate bank debt approximated book value at March 31, 2010 and December 31, 2009. As of March 31, 2010, the fair value of our $275 million 8.625% Senior Notes due 2017 was approximately $272 million. As of December 31, 2009, the fair value of our $200 million 8 1/4% Senior Subordinated Notes due 2011 was approximately $200 million. In January 2010, we used the proceeds from the 8.625% Senior Notes offering to purchase our 8 1/4% Senior Subordinated Notes due 2011 pursuant to a tender offer and consent solicitation. In February 2010, the remaining 8 1/4% Senior Subordinated Notes were redeemed in full. As of March 31, 2010 and December 31, 2009, the fair value of our $200 million 6 3/4% Senior Subordinated Notes due 2014 was approximately $178 million. The fair values of our outstanding notes were determined based upon quotes obtained from brokers.

Note 8 — Subsequent Events
     In April of 2010 we agreed to divest our leasehold interest in approximately 7,000 acres in the Marcellus Shale for approximately $30 million.
Note 9 — Commitments and Contingencies
     Franchise Tax Action. We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due of approximately $9.0 million plus accrued interest of approximately $4.2 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The claims relate to franchise tax years from 1999 through 2006. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2007 through 2009 for Stone and franchise tax years 2006 through 2008 for a subsidiary remain subject to examination, which potentially exposes us to additional estimated assessments of $8.1 million plus interest of $4.6 million.
     Ad Valorem Tax Suit. In August 2009, Gene P. Bonvillain, in his capacity as Assessor for the Parish of Terrebonne, State of Louisiana, filed civil action No. 90-03540 and other consolidated cases in the United States District Court for the Eastern District of Louisiana against approximately thirty oil and gas companies, including Stone, and their respective chief executive officers for allegedly unpaid ad valorem taxes. The amount originally alleged to be due by Stone for the years 1998 through 2008 was $11.3 million. The defendants were subsequently served and filed motions to dismiss this litigation pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On March 29, 2010, the trial court judge dismissed plaintiff’s claims without prejudice, with the dismissal to become effective within ten days unless plaintiff filed an amended complaint correcting its deficiencies. On April 8, 2010, plaintiff filed a first amended complaint without naming any of the chief executive officers as defendants and with an amount allegedly due by Stone of “not less than” $3.5 million. The Company believes that the assessor is in error in his allegations, and the Company intends to vigorously defend itself against these claims.
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

Note 10 — Guarantor Financial Statements
     Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 6 3/4% Senior Subordinated Notes due 2014 and our 8.625% Senior Notes due 2017. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents condensed consolidating financial information as of March 31, 2010 and December 31, 2009 and for the three-month periods ended March 31, 2010 and 2009 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, and consolidated basis. Prior periods have been adjusted to reflect a change in the allocation of amounts to individual entities. Elimination entries presented are necessary to combine the entities.
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
MARCH 31, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$56,105	$524	$101	$—	$56,730
Accounts receivable	84,929	252,674	274	(191,009)	146,868
Fair value of hedging contracts	34,407	—	—	—	34,407
Current income tax receivable	2,390	—	—	—	2,390
Inventory	8,144	450	—	—	8,594
Other current assets	835	43	—	—	878

Total current assets	186,810	253,691	375	(191,009)	249,867
Oil and gas properties – United States
Proved, net	80,201	744,874	5,155	—	830,230
Unevaluated	256,650	103,467	—	—	360,117
Building and land, net	5,724	—	—	—	5,724
Fixed assets, net	3,859	—	—	—	3,859
Other assets, net	25,160	—	—	—	25,160
Fair value of hedging contracts	4,039	—	—	—	4,039
Investment in subsidiary	777,082	798	—	(777,880)	—

Total assets	$1,339,525	$1,102,830	$5,530	($968,889)	$1,478,996

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$218,118	$32,749	$8	($191,009)	$59,866
Undistributed oil and gas proceeds	15,429	699	—	—	16,128
Fair value of hedging contracts	34,344	—	—	—	34,344
Deferred taxes	4,426	—	—	—	4,426
Asset retirement obligations	9,028	20,094	—	—	29,122
Other current liabilities	35,447	519	—	—	35,966

Total current liabilities	316,792	54,061	8	(191,009)	179,852
Long-term debt	575,000	—	—	—	575,000
Deferred taxes *	(30,297)	82,044	—	—	51,747
Asset retirement obligations	74,988	182,932	4,723	—	262,643
Fair value of hedging contracts	7,688	—	—	—	7,688
Other long-term liabilities	12,620	6,712	—	—	19,332

Total liabilities	956,791	325,749	4,731	(191,009)	1,096,262

Commitments and contingencies

Stockholders’ equity:
Common stock	476	—	—	—	476
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,325,474	2,125,517	1,639	(2,127,156)	1,325,474
Retained earnings (deficit)	(940,071)	(1,348,436)	(840)	1,349,276	(940,071)
Accumulated other comprehensive loss	(2,285)	—	—	—	(2,285)

Total stockholders’ equity	382,734	777,081	799	(777,880)	382,734

Total liabilities and stockholders’ equity	$1,339,525	$1,102,830	$5,530	($968,889)	$1,478,996

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$64,830	$3,963	$500	$—	$69,293
Accounts receivable	53,396	169,053	144	(104,464)	118,129
Fair value of hedging contracts	16,223	—	—	—	16,223
Deferred tax asset	14,571	—	—	—	14,571
Inventory	8,145	572	—	—	8,717
Other current assets	771	43	—	—	814

Total current assets	157,936	173,631	644	(104,464)	227,747
Oil and gas properties — United States
Proved, net	76,066	774,980	5,421	—	856,467
Unevaluated	226,289	102,953	—	—	329,242
Building and land, net	5,723	—	—	—	5,723
Fixed assets, net	4,084	—	—	—	4,084
Other assets, net	29,208	—	—	—	29,208
Fair value of hedging contracts	1,771	—	—	—	1,771
Investment in subsidiary	739,834	890	—	(740,724)	—

Total assets	$1,240,911	$1,052,454	$6,065	($845,188)	$1,454,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$135,518	$35,247	$562	($104,464)	$66,863
Undistributed oil and gas proceeds	14,828	452	—	—	15,280
Fair value of hedging contracts	34,859	—	—	—	34,859
Asset retirement obligations	9,597	20,918	—	—	30,515
Current income tax payable	11,110	—	—	—	11,110
Other current liabilities	42,223	760	—	—	42,983

Total current liabilities	248,135	57,377	562	(104,464)	201,610
Long-term debt	575,000	—	—	—	575,000
Deferred taxes *	(17,459)	61,987	—	—	44,528
Asset retirement obligations	73,864	186,545	4,612	—	265,021
Fair value of hedging contracts	7,721	—	—	—	7,721
Other long-term liabilities	11,700	6,712	—	—	18,412

Total liabilities	898,961	312,621	5,174	(104,464)	1,112,292

Commitments and contingencies

Stockholders’ equity:
Common stock	475	—	—	—	475
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,324,410	2,125,517	1,639	(2,127,156)	1,324,410
Retained earnings (deficit)	(966,695)	(1,385,684)	(748)	1,386,432	(966,695)
Accumulated other comprehensive loss	(15,380)	—	—	—	(15,380)

Total stockholders’ equity	341,950	739,833	891	(740,724)	341,950

Total liabilities and stockholders’ equity	$1,240,911	$1,052,454	$6,065	($845,188)	$1,454,242

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$11,076	$89,489	$—	$—	$100,565
Gas production	13,018	50,208	—	—	63,226
Derivative income, net	1,188	—	—	—	1,188

Total operating revenue	25,282	139,697	—	—	164,979

Operating expenses:
Lease operating expenses	10,911	27,753	—	—	38,664
Production taxes	1,053	601	—	—	1,654
Depreciation, depletion, amortization	10,508	49,879	266	—	60,653
Accretion expense	1,771	4,725	110	—	6,606
Salaries, general and administrative	10,482	3	—	—	10,485
Incentive compensation expense	925	—	—	—	925

Total operating expenses	35,650	82,961	376	—	118,987

Income (loss) from operations	(10,368)	56,736	(376)	—	45,992

Other (income) expenses:
Interest expense	4,066	—	—	—	4,066
Interest income	(55)	(2)	—	—	(57)
Other (income) expense, net	(809)	(659)	(284)	—	(1,752)
Early extinguishment of debt	1,820	—	—	—	1,820
(Income) loss from investment in subsidiary	(37,248)	92	—	37,156	—

Total other (income) expenses	(32,226)	(569)	(284)	37,156	4,077

Income before taxes	21,858	57,305	(92)	(37,156)	41,915

Provision (benefit) for income taxes:
Current	(3,872)	—	—	—	(3,872)
Deferred	(894)	20,057	—	—	19,163

Total income taxes	(4,766)	20,057	—	—	15,291

Net income (loss)	$26,624	$37,248	($92)	($37,156)	$26,624

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$29,910	$40,944	$—	$—	$70,854
Gas production	27,455	40,695	—	—	68,150
Derivative income, net	3,939	—	—	—	3,939

Total operating revenue	61,304	81,639	—	—	142,943

Operating expenses:
Lease operating expenses	11,228	46,926	—	—	58,154
Production taxes	962	313	—	—	1,275
Depreciation, depletion, amortization	11,174	49,385	59	—	60,618
Write-down of oil and gas properties	—	340,083	—	—	340,083
Accretion expense	2,565	5,801	11	—	8,377
Salaries, general and administrative	11,482	179	—	—	11,661
Incentive compensation expense	220	—	—	—	220
Impairment of inventory	5,514	409	—	—	5,923

Total operating expenses	43,145	443,096	70	—	486,311

Income (loss) from operations	18,159	(361,457)	(70)	—	(343,368)

Other (income) expenses:
Interest expense	5,143	23	—	—	5,166
Interest income	(135)	(1)	—	—	(136)
Other (income) expense, net	(854)	223	(343)	—	(974)
(Income) loss from investment in subsidiary	234,947	(246)	—	(234,701)	—

Total other (income) expenses	239,101	(1)	(343)	(234,701)	4,056

Income (loss) before taxes	(220,942)	(361,456)	273	234,701	(347,424)

Provision (benefit) for income taxes:
Current	23	—	—	—	23
Deferred	4,902	(126,510)	—	—	(121,608)

Total income taxes	4,925	(126,510)	—	—	(121,585)

	(225,867)	(234,946)	273	234,701	(225,839)

Less: Net income attributable to non-controlling interest	—	—	—	27	27

Net income (loss)	($225,867)	($234,946)	$273	$234,674	($225,866)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$26,624	$37,248	($92)	($37,156)	$26,624
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	10,508	49,879	266	—	60,653
Accretion expense	1,771	4,725	110	—	6,606
Deferred income tax provision (benefit)	(894)	20,057	—	—	19,163
Settlement of asset retirement obligations	(1,216)	(9,162)	—	—	(10,378)
Non-cash stock compensation expense	1,427	—	—	—	1,427
Excess tax benefits	(194)	—	—	—	(194)
Non-cash derivative income	(855)	—	—	—	(855)
Early extinguishment of debt	1,820	—	—	—	1,820
Non-cash (income) loss from investment in subsidiary	(37,248)	92	—	37,156	—
Other non-cash expenses	335	—	—	—	335
Change in current income taxes	(13,500)	—	—	—	(13,500)
(Increase) decrease in accounts receivable	63,699	(70,215)	(615)	—	(7,131)
(Increase) decrease in other current assets	(80)	27	—	—	(53)
Decrease in inventory	—	123	—	—	123
Increase (decrease) in accounts payable	271	(1,143)	8	—	(864)
Increase (decrease) in other current liabilities	(6,174)	5	—	—	(6,169)
Other expenses	54	(27)	—	—	27

Net cash provided by (used in) operating activities	46,348	31,609	(323)	—	77,634

Cash flows from investing activities:
Investment in oil and gas properties	(43,664)	(35,048)	(76)	—	(78,788)
Investment in fixed and other assets	(343)	—	—	—	(343)

Net cash used in investing activities	(44,007)	(35,048)	(76)	—	(79,131)

Cash flows from financing activities:
Repayment of bank borrowings	(75,000)	—	—	—	(75,000)
Redemption of senior subordinated notes	(200,503)	—	—	—	(200,503)
Proceeds from issuance of senior notes	275,000	—	—	—	275,000
Deferred financing costs	(9,701)	—	—	—	(9,701)
Excess tax benefits	194	—	—	—	194
Net proceeds from (payments for) share based compensation	(1,056)	—	—	—	(1,056)

Net cash used in financing activities	(11,066)	—	—	—	(11,066)

Net decrease in cash and cash equivalents	(8,725)	(3,439)	(399)	—	(12,563)
Cash and cash equivalents, beginning of period	64,830	3,963	500	—	69,293

Cash and cash equivalents, end of period	$56,105	$524	$101	$—	$56,730

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(225,867)	$(234,946)	$273	$234,701	$(225,839)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,174	49,385	59	—	60,618
Write-down of oil and gas properties	—	340,083	—	—	340,083
Impairment of inventory	5,514	409	—	—	5,923
Accretion expense	2,565	5,801	11	—	8,377
Deferred income tax provision (benefit)	4,902	(126,510)	—	—	(121,608)
Settlement of asset retirement obligations	(1,411)	(5,051)	—	—	(6,462)
Non-cash stock compensation expense	1,966	—	—	—	1,966
Non-cash derivative income	(1,670)	—	—	—	(1,670)
Non-cash (income) loss from investment in subsidiary	234,947	(246)	—	(234,701)	—
Other non-cash expenses	606	—	—	—	606
Unrecognized proceeds from unwound derivative contracts	112,822	—	—	—	112,822
Change in current income taxes	27,519	(111)	—	—	27,408
(Increase) decrease in accounts receivable	3,946	24,937	603	(455)	29,031
Decrease in other current assets	295	18	—	—	313
Decrease in inventory	13,323	528	—	—	13,851
Increase (decrease) in accounts payable	(9,864)	8,226	(761)	—	(2,399)
Decrease in other current liabilities	(26,689)	(1,454)	—	—	(28,143)
Other	12	222	—	—	234

Net cash provided by (used in) operating activities	154,090	61,291	185	(455)	215,111

Cash flows from investing activities:
Investment in oil and gas properties	(65,902)	(61,725)	—	455	(127,172)
Sale of fixed assets	—	35	—	—	35
Investment in fixed and other assets	(178)	—	—	—	(178)

Net cash provided by (used in) investing activities	(66,080)	(61,690)	—	455	(127,315)

Cash flows from financing activities:
Repayment of bank borrowings	(25,000)	—	—	—	(25,000)
Purchase of treasury stock	(347)	—	—	—	(347)
Net proceeds from (payments for) share based compensation	(385)	—	—	—	(385)

Net cash used in financing activities	(25,732)	—	—	—	(25,732)

Net increase (decrease) in cash and cash equivalents	62,278	(399)	185	—	62,064
Cash and cash equivalents, beginning of period	67,122	818	197	—	68,137

Cash and cash equivalents, end of period	$129,400	$419	$382	$—	$130,201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of March 31, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stone Energy Corporation as of December 31, 2009, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity and comprehensive income for the year then ended (not presented herein) and in our report dated February 25, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana
May 6, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
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
     We caution you that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and marketing of oil and natural gas. These risks include, among other things:
•	commodity price volatility;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under our credit facility and ceiling test write-downs and impairments;

•	our ability to replace and sustain production;

•	the impact of a financial crisis on our business operations, financial condition and ability to raise capital;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	third party interruption of sales to market;

•	inflation;

•	lack of availability of goods and services;

•	regulatory and environmental risks associated with drilling and production activities;

•	drilling and other operating risks;

•	unsuccessful exploration and development drilling activities;

•	hurricanes and other weather conditions;

•	the adverse effects of changes in applicable tax, environmental and other regulatory legislation;

•	the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures; and

•	the other risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
     Should one or more of the risks or uncertainties described above or elsewhere in this Quarterly Report on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this Form 10-Q should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
     Public Offering of Senior Notes — On January 26, 2010, we completed a public offering of $275 million aggregate principal amount of 8.625% Senior Notes due 2017. The net proceeds from the offering after deducting underwriting discounts, commissions, estimated fees and expenses totaled $265 million. Approximately $202 million of the net proceeds from the offering were used to fund the tender offer and consent solicitation and redemption of our outstanding 8 1/4% Senior Subordinated Notes due 2011. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our bank credit facility.
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
Other Factors Affecting Our Business and Financial Results
     In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion in our Annual Report on Form 10-K regarding these other risk factors and in this report under Part II, Item 1A, “Risk Factors”.
Known Trends and Uncertainties
     BP/Deepwater Horizon Oil Spill - The recent explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the GOM. Increased regulation in a number of areas could disrupt or delay future drilling programs and ultimately impact the fair value of our unevaluated properties, a substantial portion of which is in the deepwater of the GOM.
     Hurricanes — Since the majority of our production originates in the GOM, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes is becoming more difficult to obtain. We have narrowed our insurance coverage to selected properties, increased our deductibles and are shouldering more hurricane related risk in the environment of rising insurance rates.
     Reserve Replacement — We have faced challenges in replacing production at a reasonable unit cost. Our diversification into the deep water/deep shelf GOM and Appalachia are strategies we are employing to mitigate this trend.
     Louisiana Franchise Taxes — We have been involved in litigation with the state of Louisiana over the proper computation of franchise taxes allocable to the state. This litigation relates to the state’s position that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to Louisiana for purposes of computing franchise taxes. We disagree with the state’s position. However, if the state’s position were to be upheld, we could incur additional expense for alleged underpaid franchise taxes in prior years and higher franchise tax expense in future years. See “Item 1. Legal Proceedings.” As of March 31, 2010, the state of Louisiana had asserted claims of additional franchise taxes in the amount of $9.0 million plus accrued interest of $4.2 million. There are open franchise tax years which the state has not yet audited which expose us to estimated additional assessments of $8.1 million plus accrued interest of $4.6 million.
Liquidity and Capital Resources
     At May 5, 2010, we had $256.9 million of availability under our bank credit facility and cash on hand of approximately $102 million. Our capital expenditure budget for 2010 has been set at $400 million, which we intend to finance primarily with cash flow from operations. If we do not have sufficient cash flow from operations or availability under our bank credit facility, we may be forced to reduce our capital expenditures. To the extent that 2010 cash flow from operations exceeds our estimated 2010 capital expenditures, we may pay down a portion of our existing debt, expand our capital budget, or invest in the money markets.
     Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $77.6 million during the three months ended March 31, 2010 compared to $215.1 million in the comparable period in 2009. Net cash flow provided by operating activities during the three months ended March 31, 2009 included $112.8 million of proceeds from the unwinding of derivative contracts. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2010 capital expenditures with cash flow provided by operating activities.
     Net cash flow used in investing activities totaled $79.1 million during the three months ended March 31, 2010, which primarily represents our investment in oil and natural gas properties. Net cash flow used in investing activities totaled $127.3 million during the three months ended March 31, 2009, which primarily represents our investment in oil and natural gas properties.
     Net cash flow used in financing activities totaled $11.1 million for the three months ended March 31, 2010, which primarily represents repayments of borrowings under our bank credit facility of $75 million, the redemption of our 8 1/4% Senior Subordinated Notes due 2011 of $200.5 million, net of proceeds from the public offering of our 8.625% Senior Notes due 2017 of approximately $275 million less $9.7 million of deferred financing costs. Net cash flow used in financing activities totaled $25.7 million for the three months ended March 31, 2009, which primarily represents repayments of borrowings under our bank credit facility.
     We had working capital at March 31, 2010 of $70.0 million.
     Capital Expenditures. During the three months ended March 31, 2010, additions to oil and gas property costs of $63.8 million included $26.0 million of lease and property acquisition costs, $4.9 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $6.4 million of capitalized interest. These investments were financed by cash flow from operations.
     Bank Credit Facility. On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, with a syndicated bank group. Our borrowing base under the credit facility is currently set at $395 million. At March 31, 2010, we had $100 million in borrowings under our bank credit facility, letters of credit totaling $63.1 million had been issued pursuant to the facility, and the weighted average interest rate under our bank credit facility was approximately 2.7%. As of May 5, 2010, we had $75 million of outstanding borrowings under our bank credit facility, letters of credit totaling $63.1 million had been issued pursuant to the facility, leaving $256.9 million of availability under the facility. The facility is guaranteed by all of our material direct and indirect subsidiaries, including Stone Energy Offshore, L.L.C. (“Stone Offshore”), a wholly owned subsidiary of Stone.
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

     Senior Notes Offering and Redemption of Senior Subordinated Notes. On January 26, 2010, we completed a public offering of $275 million aggregate principal amount of 8.625% Senior Notes due 2017. The net proceeds from the offering after deducting underwriting discounts, commissions, estimated fees and expenses totaled $265 million. Approximately $202 million of the net proceeds from the offering were used to fund the tender offer and consent solicitation and redemption of our outstanding 8 1/4% Senior Subordinated Notes due 2011. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our bank credit facility.
     Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through March 31, 2010, 300,000 shares had been repurchased under this program at a total cost of approximately $7.1 million, or an average price of $23.57 per share. No shares were repurchased during the first quarter of 2010.
Results of Operations
     The following table sets forth certain information with respect to our oil and gas operations.

	Three Months Ended
	March 31,
	2010	2009	Variance	% Change
Production:
Oil (MBbls)	1,422	1,294	128	10%
Natural gas (MMcf)	10,598	9,659	939	10%
Oil and natural gas (MMcfe)	19,130	17,423	1,707	10%
Revenue data (in thousands) (a):
Oil revenue	$100,565	$70,854	$29,711	42%
Natural gas revenue	63,226	68,150	(4,924)	(7%)

Total oil and natural gas revenue	$163,791	$139,004	$24,787	18%
Average prices (a):
Oil (per Bbl)	$70.72	$54.76	$15.96	29%
Natural gas (per Mcf)	5.97	7.06	(1.09)	(15%)
Oil and natural gas (per Mcfe)	8.56	7.98	0.58	7%
Expenses (per Mcfe):
Lease operating expenses	$2.02	$3.34	($1.32)	(40%)
Salaries, general and administrative expenses (b)	0.55	0.67	(0.12)	(18%)
DD&A expense on oil and gas properties	3.09	3.40	(0.31)	(9%)

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
     During the three months ended March 31, 2010, we reported net income totaling $26.6 million, or $0.55 per share, compared to a net loss for the three months ended March 31, 2009 of $225.9 million, or $5.73 per share. All per share amounts are on a diluted basis.
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
     The variance in quarterly results was also due to the following components:
     Production. During the first quarter of 2010, total production volumes increased 10% to 19.1 Bcfe compared to 17.4 Bcfe produced during the first quarter of 2009. Oil production during the first quarter of 2010 totaled approximately 1,422,000 barrels compared to 1,294,000 barrels produced during the first quarter of 2009, while natural gas production totaled 10.6 Bcf during the first quarter of 2010 compared to 9.7 Bcf produced during the first quarter of 2009. Production deferrals due to hurricanes totaled approximately 6.3 Bcfe for the first quarter of 2009. Without the effects of hurricane production deferrals, production volumes decreased approximately 4.6 Bcfe for the first quarter of 2010 compared to the comparable 2009 quarter as a result of natural production declines.
     Prices. Prices realized during the first quarter of 2010 averaged $70.72 per Bbl of oil and $5.97 per Mcf of natural gas, or 7% higher, on an Mcfe basis, than first quarter 2009 average realized prices of $54.76 per Bbl of oil and $7.06 per Mcf of natural gas. All unit pricing amounts include the cash settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $0.54 per Mcf and decreased our average realized oil price by $5.88 per Bbl in the first quarter of 2010. During the first quarter of 2009, our effective hedging transactions increased our average realized natural gas price by $2.34 per Mcf and increased our average realized oil price by $14.14 per Bbl.
     Income. Oil and natural gas revenue increased 18% to $163.8 million in the first quarter of 2010 from $139.0 million during the first quarter of 2009. The increase is attributable to a 10% increase in oil and gas production volumes and an increase of 7% in average realized prices on a gas equivalent basis.
     Derivative Income/Expense. During the first quarters of 2010 and 2009, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Net derivative income for the quarter ended March 31, 2010, totaled $1.2 million, consisting of $0.3 million of cash settlements on the ineffective portion of derivative contracts, plus $0.9 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative income for the quarter ended March 31, 2009, totaled $3.9 million, consisting of $3.3 million of cash settlements on the ineffective derivative contracts, plus $0.6 million of changes in the fair market value of the ineffective portion of derivative contracts.
     Expenses. Lease operating expenses during the first quarter of 2010 totaled $38.7 million compared to $58.2 million for the first quarter of 2009. Lease operating expenses during the first quarter of 2009 included approximately $13 million of repairs in excess of estimated insurance recoveries related to damage from Hurricanes Gustav and Ike. On a unit of production basis, lease operating expenses were $2.02 per Mcfe and $3.34 per Mcfe for the three months ended March 31, 2010 and 2009, respectively.
     Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the first quarter of 2010 totaled $59.2 million, or $3.09 per Mcfe, compared to $59.2 million, or $3.40 per Mcfe, during the first quarter of 2009.
     Accretion expense for the first quarter of 2010 was $6.6 million compared to $8.4 million for the comparable period of 2009. The decrease is primarily due to a decrease in our credit adjusted risk free rate at December 31, 2009.
     Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the first quarter of 2010 were $10.5 million compared to $11.7 million in the first quarter of 2009. The decrease was primarily the result of decreases in stock based compensation and consulting fees.
     The impairment of inventory for the first quarter of 2009 totaling $5.9 million relates to the write-down of our tubular inventory. This charge was the result of the market value of these tubular goods falling below historical cost. We consider only tubular goods not committed to capital projects to be inventory items.
     Interest expense for the first quarter of 2010 totaled $4.1 million, net of $6.4 million of capitalized interest, compared to interest expense of $5.2 million, net of $6.3 million of capitalized interest, during the first quarter of 2009. The decrease is primarily the result of a decrease in outstanding borrowings under our bank credit facility, the redemption of our 8-1/4% Senior Subordinated Notes due 2011, partially offset by interest associated with our 8.625% Senior Notes due 2017 which were issued in January 2010.
     We estimate that we have an approximate $3.9 million current federal income tax benefit for the three months ended March 31, 2010, primarily due to a reclassification between current and deferred income tax expense related to a reduction to our previous estimates of liabilities associated with uncertain tax positions. We have a $2.4 million current income tax receivable at March 31, 2010.
Recent Accounting Developments
     Fair Value Measurements and Disclosures. Accounting Standards Update (“ASU”) 2010-06 was issued in January 2010 to improve disclosures about fair value measurements by requiring a greater level of disaggregated information, more robust disclosures about valuation techniques and inputs to fair value measurements, information about significant transfers between the three levels in the fair value hierarchy, and separate presentation of information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number. The guidance provided in ASU 2010-06 became effective for us on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

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
     Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 44% of our estimated 2010 production from estimated proved reserves, 18% of our estimated 2011 production from estimated proved reserves, and 7% of our estimated 2012 production from estimated proved reserves. See Item 1. Financial Statements – Note 3 – Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
     Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
     We had long-term debt outstanding of $575 million at March 31, 2010, of which $475 million, or approximately 83%, bears interest at fixed rates. The $475 million of fixed-rate debt is comprised of $275 million of 8.625% Senior Notes due 2017 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. At March 31, 2010, the remaining $100 million of our outstanding long-term debt bears interest at a floating rate and consists of borrowings outstanding under our bank credit facility. At March 31, 2010, the weighted average interest rate under our bank credit facility was approximately 2.73% per annum. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to Stone Energy Corporation and its consolidated subsidiaries (collectively “Stone”) is made known to the officers who certify Stone’s financial reports and the Board of Directors. Disclosure controls and procedures, as defined in the rules and regulations of the Securities Exchange Act of 1934, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     Our principal executive officer and our principal financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer believe:
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
Changes in Internal Controls Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
     Franchise Tax Action. On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise tax year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise tax years 1999, 2000 and 2001. On December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. Also, on January 2, 2008, Stone was served with a petition (civil action number 2007-6754) claiming $1.5 million of additional franchise taxes due for the 2004 franchise tax year, plus accrued interest of $800,000 calculated through November 30, 2007. Further, on January 7, 2009, Stone was served with a petition (civil action number 2008-7193) claiming additional franchise taxes due for the taxable years ended December 31, 2005 and 2006 in the amount of $4.0 million plus accrued interest calculated through October 21, 2008 in the amount of $1.7 million. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2007 through 2009 for Stone and franchise tax years 2006 through 2008 for a subsidiary remain subject to examination.
     Ad Valorem Tax Suit. In August 2009, Gene P. Bonvillain, in his capacity as Assessor for the Parish of Terrebonne, State of Louisiana, filed civil action No. 90-03540 and other consolidated cases in the United States District Court for the Eastern District of Louisiana against approximately thirty oil and gas companies, including Stone, and their respective chief executive officers for allegedly unpaid ad valorem taxes. The amount originally alleged to be due by Stone for the years 1998 through 2008 was $11.3 million. The defendants were subsequently served and filed motions to dismiss this litigation pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On March 29, 2010, the trial court judge dismissed plaintiff’s claims without prejudice, with the dismissal to become effective within ten days unless plaintiff filed an amended complaint correcting its deficiencies. On April 8, 2010, plaintiff filed a first amended complaint without naming any of the chief executive officers as defendants and with an amount allegedly due by Stone of “not less than” $3.5 million. The Company believes that the assessor is in error in his allegations, and the Company intends to vigorously defend itself against these claims.
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
     Federal Securities Action and Derivatives Actions. Stone has previously disclosed that on or around November 30, 2005, George Porch filed a putative class action in the United States District Court for the Western District of Louisiana (the “Federal Court”) against Stone, David Welch, Kenneth Beer, D. Peter Canty and James Prince purporting to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Three similar complaints were filed soon thereafter. On March 17, 2006, these purported class actions were consolidated, with El Paso Fireman & Policeman’s Pension Fund designated as lead plaintiff (“Securities Action”). El Paso Fireman & Policeman’s Pension Fund filed a consolidated class action complaint on or about June 14, 2006.
     Stone has also previously disclosed that on or about December 16, 2005, Robert Farer and Priscilla Fisk filed respective complaints in the Federal Court purportedly alleging claims derivatively on behalf of Stone. Similar complaints were filed thereafter in the Federal Court by Joint Pension Fund, Local No. 164, I.B.E.W., and in the 15th Judicial District Court, Parish of Lafayette, Louisiana (the “State Court”) by Gregory Sakhno. Stone was named as a nominal defendant and David Welch, Kenneth Beer, D. Peter Canty, James Prince, James Stone, John Laborde, Peter Barker, George Christmas, Richard Pattarozzi, David Voelker, Raymond Gary, B.J. Duplantis and Robert Bernhard were named as defendants in these actions. (These actions are collectively referred to as the “Derivative Actions.”)

     Stone also previously disclosed that the parties in the Securities Action and the parties in the Derivative Actions had reached agreements to settle the respective proceedings and that the parties’ settlement agreements were subject to Federal Court approval. On March 23, 2010, the Federal Court held a settlement fairness hearing to consider the proposed settlements in both the Securities Action and the Derivative Action. During the settlement fairness hearing, the Federal Court approved both proposed settlements. The Federal Court thereafter entered a Final Judgment and Order of Dismissal with Prejudice dismissing the federal Derivative Action, and an Order and Final Judgment dismissing the Securities Action. On or about April 12, 2010, the State Court Derivative Action was dismissed with prejudice by order of the State Court.

Item 1A.	Risk Factors
     The following risk factor updates the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2009. Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.
     The recent explosion and sinking of the Deepwater Horizon oil rig in the Gulf of Mexico and the resulting oil spill may have increased certain of the risks we face.
     The recent explosion and sinking of the Deepwater Horizon oil rig in the Gulf of Mexico and the resulting oil spill may have increased certain of the risks we face, including, without limitation, the following:
•	increased governmental regulation of our and our industry’s operations in a number of areas, including health and safety, environmental, permitting, taxation and equipment specifications;

•	increased difficulty in obtaining licenses to drill offshore wells;

•	higher royalty rates;

•	higher insurance costs or the unavailability of insurance at any cost;

•	decreased access to appropriate equipment, personnel and infrastructure in a timely manner; and

•	less favorable investor perception of the risk-adjusted benefits of deepwater offshore drilling.
     The occurrence of any of these factors could have a material adverse effect on our business, financial position or future results of operations, including our ability to timely execute our drilling and development plans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the first quarter of 2010:

				Total Number of
				Shares (or Units)	Maximum Number (or
				Purchased as Part	Approximate Dollar Value)
	Total Number of		Average Price	of Publicly	of Shares (or Units) that May
	Shares (or Units)		Paid per Share	Announced Plans or	Yet be Purchased Under the
Period	Purchased		(or Unit)	Programs	Plans or Programs
Share Repurchase Program:
January 2010	—		—	—
February 2010	—		—	—
March 2010	—		—	—

	—		—	—	$92,928,632

Other:
January 2010	55,535	(a)	$17.38	—
February 2010	6,440	(a)	14.75	—
March 2010	—		—	—

	61,975		17.11	—	N/A

Total	61,975		$17.11	—

(a)	Amounts include shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Item 6.	Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	Amendment No. 2 to the Second Amended and Restated Credit Agreement dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed January 12, 2010).

4.2	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed January 29, 2010).

4.3	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed January 29, 2010).

4.4	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed January 29, 2010).

*15.1	Letter from Ernst & Young LLP dated May 6, 2010, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION
Date: May 6, 2010	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	Amendment No. 2 to the Second Amended and Restated Credit Agreement dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed January 12, 2010).

4.2	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed January 29, 2010).

4.3	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed January 29, 2010).

4.4	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed January 29, 2010).

*15.1	Letter from Ernst & Young LLP dated May 6, 2010, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.