Form 10-Q
period 2010-06-30
STONE ENERGY CORP
filed 2010-08-05
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2010, there were 48,559,830 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,265	$69,293
Accounts receivable	112,236	118,129
Fair value of hedging contracts	24,977	16,223
Deferred tax asset	1,245	14,571
Inventory	7,781	8,717
Other current assets	962	814

Total current assets	224,466	227,747

Oil and gas properties — United States — full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $4,658,493 and $4,536,599, respectively	820,130	856,467
Unevaluated	378,314	329,242
Building and land, net	5,713	5,723
Fair value of hedging contracts	10,117	1,771
Fixed assets, net	4,117	4,084
Other assets, net	21,453	29,208

Total assets	$1,464,310	$1,454,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$66,644	$66,863
Undistributed oil and gas proceeds	20,413	15,280
Fair value of hedging contracts	12,609	34,859
Asset retirement obligations	30,995	30,515
Current income tax payable	2,297	11,110
Other current liabilities	16,381	42,983

Total current liabilities	149,339	201,610

Long-term debt	525,000	575,000
Deferred taxes	82,032	44,528
Asset retirement obligations	257,897	265,021
Fair value of hedging contracts	2,006	7,721
Other long-term liabilities	19,291	18,412

Total liabilities	1,035,565	1,112,292

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 47,703,799 and 47,509,144 shares, respectively	477	475
Treasury stock (16,582 shares, respectively, at cost)	(860)	(860)
Additional paid-in capital	1,327,390	1,324,410
Accumulated deficit	(910,992)	(966,695)
Accumulated other comprehensive income (loss)	12,730	(15,380)

Total stockholders’ equity	428,745	341,950

Total liabilities and stockholders’ equity	$1,464,310	$1,454,242

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating revenue:
Oil production	$103,159	$107,972	$203,724	$178,826
Gas production	60,823	62,340	124,049	130,490
Derivative income, net	2,225	—	3,413	3,196

Total operating revenue	166,207	170,312	331,186	312,512

Operating expenses:
Lease operating expenses	36,883	41,122	75,547	99,276
Other operational expense	2,447	2,400	2,447	2,400
Production taxes	1,590	2,565	3,244	3,840
Depreciation, depletion and amortization	63,765	57,052	124,418	117,670
Write-down of oil and gas properties	—	—	—	340,083
Accretion expense	6,606	8,376	13,212	16,753
Salaries, general and administrative expenses	9,963	9,922	20,448	21,583
Incentive compensation expense	421	1,197	1,346	1,417
Impairment of inventory	—	1,256	—	7,179
Derivative expenses, net	—	743	—	—

Total operating expenses	121,675	124,633	240,662	610,201

Income (loss) from operations	44,532	45,679	90,524	(297,689)

Other (income) expenses:
Interest expense	2,540	4,788	6,606	9,954
Interest income	(1,002)	(146)	(1,059)	(282)
Other income	(1,419)	(851)	(3,451)	(2,253)
Early extinguishment of debt	—	—	1,820	—
Other expense	197	—	477	428

Total other (income) expenses	316	3,791	4,393	7,847

Net income (loss) before income taxes	44,216	41,888	86,131	(305,536)

Provision (benefit) for income taxes:
Current	(1,392)	—	(5,264)	23
Deferred	16,529	14,720	35,692	(106,888)

Total income taxes	15,137	14,720	30,428	(106,865)

Net income (loss)	29,079	27,168	55,703	(198,671)
Less: Net income attributable to non-controlling interest	—	—	—	27

Net income (loss) attributable to Stone Energy Corporation	$29,079	$27,168	$55,703	$(198,698)

Basic income (loss) per share attributable to Stone Energy Corporation stockholders	$0.60	$0.65	$1.15	$(4.92)
Diluted income (loss) per share attributable to Stone Energy Corporation stockholders	$0.60	$0.65	$1.15	$(4.92)

Average shares outstanding	47,654	41,270	47,631	40,365
Average shares outstanding assuming dilution	47,678	41,270	47,657	40,365
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$55,703	$(198,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	124,418	117,670
Write-down of oil and gas properties	—	340,083
Impairment of inventory	—	7,179
Accretion expense	13,212	16,753
Deferred income tax provision (benefit)	35,692	(106,888)
Settlement of asset retirement obligations	(19,798)	(28,249)
Non-cash stock compensation expense	2,741	3,159
Excess tax benefits	(294)	—
Non-cash derivative (income) expense	(1,818)	1,902
Early extinguishment of debt	1,820	—
Other non-cash expenses	519	923
Unrecognized proceeds from unwound derivative contracts	—	71,662
Change in current income taxes	(8,813)	30,435
Decrease in accounts receivable	27,500	17,638
(Increase) decrease in other current assets	(153)	271
Decrease in inventory	936	15,950
Increase (decrease) in accounts payable	(15)	11,397
Decrease in other current liabilities	(21,469)	(27,765)
Other	153	94

Net cash provided by operating activities	210,334	273,543

Cash flows from investing activities:
Investment in oil and gas properties	(169,983)	(197,001)
Proceeds from sale of oil and gas properties, net of expenses	29,727	5,496
Sale of fixed assets	—	35
Investment in fixed and other assets	(1,125)	(376)
Acquisition of non-controlling interest in subsidiary	—	(40)

Net cash used in investing activities	(141,381)	(191,886)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	60,456
Repayments of bank borrowings	(125,000)	(100,000)
Redemption of senior subordinated notes	(200,503)	—
Proceeds from issuance of senior notes	275,000	—
Deferred financing costs	(9,701)	(175)
Excess tax benefits	294	—
Purchase of treasury stock	—	(347)
Net payments for share based compensation	(1,071)	(389)

Net cash used in financing activities	(60,981)	(40,455)

Net increase in cash and cash equivalents	7,972	41,202
Cash and cash equivalents, beginning of period	69,293	68,137

Cash and cash equivalents, end of period	$77,265	$109,339

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of June 30, 2010 and for the three and six-month periods ended June 30, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six-month periods ended June 30, 2010 are not necessarily indicative of future financial results.
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
     The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Income (numerator):
Net income (loss)	$29,079	$27,168	$55,703	$(198,698)
Net income attributable to participating securities	(506)	(369)	(969)	—

Net income (loss) attributable to common stock — basic and diluted	$28,573	$26,799	$54,734	$(198,698)

Weighted average shares (denominator):
Weighted average shares — basic	47,654	41,270	47,631	40,365
Diluted effect of stock options and unvested restricted stock	24	—	26	—

Weighted average shares — diluted	47,678	41,270	47,657	40,365

Basic income (loss) per common share	$0.60	$0.65	$1.15	$(4.92)

Diluted income (loss) per common share	$0.60	$0.65	$1.15	$(4.92)

     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 422,000 and 501,000 shares in the three months ended June 30, 2010 and 2009, respectively. Stock options that were considered antidilutive totaled 423,000 and 501,000 shares during the six months ended June 30, 2010 and 2009, respectively.
     During the three months ended June 30, 2010 and 2009, respectively, approximately 55,000 and 20,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors. On June 10, 2009, 8,050,000 shares of common stock were issued in a public offering.

     During the six months ended June 30, 2010 and 2009, respectively, approximately 195,000 and 105,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors. During the six months ended June 30, 2009, 100,000 shares of common stock were repurchased under our stock repurchase program.
Note 3 — Derivative Instruments and Hedging Activities
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
     During the six-month periods ended June 30, 2010 and 2009, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized.

     All of our derivative instruments at June 30, 2010 and December 31, 2009 were designated as effective cash flow hedges. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at June 30, 2010 and December 31, 2009.

Fair Value of Derivative Instruments at June 30, 2010
(in millions)

	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair		Current liabilities:
	value of hedging		Fair value of hedging
	contracts	$25.0	contracts	$(12.6)
	Long-term assets:		Long-term liabilities: Fair
	Fair value of hedging		value of hedging
	contracts	10.1	contracts	(2.0)

		$35.1		$(14.6)

Fair Value of Derivative Instruments at December 31, 2009
(in millions)

	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair		Current liabilities:
	value of hedging		Fair value of hedging
	contracts	$16.2	contracts	$(34.9)
	Long-term assets:		Long-term liabilities: Fair
	Fair value of hedging		value of hedging
	contracts	1.8	contracts	(7.7)

		$18.0		$(42.6)

     The following tables disclose the effect of derivative instruments in the statement of operations for the three and six-month periods ended June 30, 2010 and 2009.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended June 30, 2010 and 2009
(in millions)

Derivatives in	Amount of Gain (Loss) Recognized		Gain (Loss) Reclassified from
Cash Flow Hedging	in OCI on Derivative		Accumulated OCI into Income			Gain (Loss) Recognized in Income on
Relationships	(Effective Portion)		(Effective Portion) (a)			Derivative (Ineffective Portion)
	2010	2009	Location	2010	2009	Location	2010	2009
Commodity contracts	$15.0	$(45.6)	Operating revenue - oil/gas production	$4.8	$44.9	Derivative income, net	$2.2	$(0.7)

Total	$15.0	$(45.6)		$4.8	$44.9		$2.2	$(0.7)

(a)	For the three months ended June 30, 2010, effective hedging contracts reduced oil revenue by $5.8 million and increased gas revenue by $10.6 million. For the three months ended June 30, 2009, effective hedging contracts increased oil revenue by $19.4 million and increased gas revenue by $25.5 million.

The Effect of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010 and 2009
(in millions)

Derivatives in	Amount of Gain (Loss)		Gain (Loss) Reclassified from
Cash Flow Hedging	Recognized in OCI on Derivative		Accumulated OCI into Income			Gain (Loss) Recognized in Income on
Relationships	(Effective Portion)		(Effective Portion) (a)			Derivative (Ineffective Portion)
	2010	2009	Location	2010	2009	Location	2010	2009
Commodity contracts	$28.1	$(40.4)	Operating revenue - oil/gas production	$2.2	$85.7	Derivative income, net	$3.4	$3.2

Total	$28.1	$(40.4)		$2.2	$85.7		$3.4	$3.2

(a)	For the six months ended June 30, 2010, effective hedging contracts reduced oil revenue by $14.1 million and increased gas revenue by $16.3 million. For the six months ended June 30, 2009, effective hedging contracts increased oil revenue by $37.7 million and increased gas revenue by $48.0 million.
     On March 3, 2009, we unwound all of our existing crude oil hedges for the period from April 2009 through December 2009, resulting in proceeds of approximately $59 million. On March 6, 2009, we unwound two of our natural gas hedges for the period from April 2009 through December 2009, resulting in proceeds of approximately $54 million. These amounts (net of the ineffective portion and related deferred income tax effect) were recorded in accumulated other comprehensive income in 2009. As the original time periods for these contracts expired, applicable amounts were reclassified into earnings.

     At June 30, 2010, we had accumulated other comprehensive income of $12.7 million, net of tax, which related to the fair value of our 2010, 2011 and 2012 swap contracts. We believe that approximately $7.5 million of accumulated other comprehensive income will be reclassified into earnings in the next twelve months.
     The following table illustrates our hedging positions for calendar years 2010, 2011 and 2012 as of August 4, 2010:

	Fixed-Price Swaps
	Natural Gas		Oil
		Swap	Daily Volume	Swap
	Daily Volume (MMBtus/d)	Price	(Bbls/d)	Price
2010	20,000	$6.97	2,000	$63.00
2010	30,000	6.50	1,000	64.05
2010			1,000	60.20
2010			1,000	75.00
2010			1,000	75.25
2010			2,000 (a)	80.10
2010			1,000 (b)	84.35

2011	10,000	6.83	1,000	70.05
2011	10,000	5.20	1,000	78.20
2011			1,000	83.00
2011			1,000	83.05
2011			1,000 (c)	85.20
2011			1,000	85.25

2012			1,000	90.45
2012			1,000	90.30

(a)	April — December

(b)	July — December

(c)	January — June
Note 4 — Long-Term Debt
     Long-term debt consisted of the following at:

	June 30,	December 31,
	2010	2009
	(in millions)
8 1/4% Senior Subordinated Notes due 2011	$—	$200.0
6 3/4% Senior Subordinated Notes due 2014	200.0	200.0
8 5/8% Senior Notes due 2017	275.0	—
Bank debt	50.0	175.0

Total long-term debt	$525.0	$575.0

     On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, with a syndicated bank group. Our borrowing base under our bank credit facility is currently set at $395 million. At June 30, 2010, we had $50 million in borrowings under our bank credit facility, letters of credit totaling $63.1 million had been issued pursuant to our bank credit facility, and the weighted average interest rate under our bank credit facility was approximately 2.6%. As of August 4, 2010, we had $50 million of outstanding borrowings under our bank credit facility and letters of credit totaling $63.1 million had been issued pursuant to our bank credit facility, leaving $281.9 million of availability under our bank credit facility. Our bank credit facility is guaranteed by all of our material direct and indirect subsidiaries, including Stone Energy Offshore, L.L.C. (“Stone Offshore”), a wholly owned subsidiary of Stone.
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

     On January 26, 2010, we completed a public offering of $275 million aggregate principal amount of 8 5/8% Senior Notes due 2017 (the “2017 Notes”) which are fully and unconditionally guaranteed on a senior unsecured basis by Stone Offshore and by certain future restricted subsidiaries of Stone. The net proceeds from the offering after deducting underwriting discounts, commissions, fees and expenses totaled $265 million. The 2017 Notes rank equally in right of payment with all of our existing and future senior debt, and rank senior in right of payment to all of our existing and future subordinated debt, including our outstanding senior subordinated notes. The 2017 Notes mature on February 1, 2017, and interest is payable on each February 1 and August 1, commencing on August 1, 2010. We may, at our option, redeem all or part of the 2017 Notes at any time prior to February 1, 2014 at a make-whole redemption price, and at any time on or after February 1, 2014 at fixed redemption prices. In addition, prior to February 1, 2013, we may, at our option, redeem up to 35% of the 2017 Notes with the cash proceeds of certain equity offerings. The 2017 Notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the 2017 Notes a right to accelerate payment. At June 30, 2010, $10.2 million had been accrued in connection with the August 1, 2010 interest payment.
     In the first quarter of 2010, we used the proceeds from the 8 5/8% Senior Notes offering to purchase and redeem our 8 1/4% Senior Subordinated Notes due 2011. The total cost of the transaction was $202.4 million which included $200.5 million to purchase and redeem the notes plus accrued and unpaid interest of $1.9 million. The transaction resulted in a charge to earnings of approximately $1.8 million in the first quarter of 2010.
Note 5 — Comprehensive Income
     The following table illustrates the components of comprehensive income for the three and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Net income (loss)	$29.1	$27.2	$55.7	$(198.7)
Other comprehensive loss, net of tax effect:
Adjustment for fair value accounting of derivatives	15.0	(45.6)	28.1	(40.4)

Comprehensive income (loss) attributable to Stone Energy Corporation	$44.1	$(18.4)	$83.8	$(239.1)

Note 6 — Asset Retirement Obligations
     The change in our asset retirement obligations during the six months ended June 30, 2010 is set forth below:

Six Months Ended
June 30, 2010
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$295.5
Liabilities settled	(19.8)
Accretion expense	13.2
Asset retirement obligations as of the end of the period, including current portion	$288.9

Note 7— Impairments
     Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves, to the net capitalized costs of proved oil and gas properties net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. At March 31, 2009, our ceiling test computation resulted in a write-down of our oil and gas properties of $340.1 million based on a March 31, 2009 Henry Hub gas price of $3.63 per MMBtu and a West Texas Intermediate oil price of $44.92 per barrel. The benefit of hedges in place at March 31, 2009 reduced the write-down by $85.0 million.
     For the six months ended June 30, 2009, we recorded a write-down of our tubular inventory in the amount of $7.2 million. This charge was the result of the market value of these tubulars falling below historical cost.

Note 8— Fair Value Measurements
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
     As of June 30, 2010, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for the credit risk of Stone and its counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy and collar contracts are included within the Level 3 fair value hierarchy. Significant unobservable inputs used in establishing fair value for the collars were the volatility impacts in the pricing model as it relates to the call and put portions of the collar. For a more detailed description of our derivative instruments, see Note 3 — Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in money market funds, which are included within the Level 1 fair value hierarchy.
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2010
		Quoted Prices
		in Active Markets
		for Identical	Significant Other	Significant
		Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Money market funds	$6.1	$6.1	$—	$—
Hedging contracts	35.1	—	35.1	—

Total	$41.2	$6.1	$35.1	$—

	Fair Value Measurements at June 30, 2010
		Quoted Prices
		in Active Markets
		for Identical	Significant Other	Significant
		Liabilities	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Liabilities
Hedging contracts	$(14.6)	$—	$(14.6)	$—

Total	$(14.6)	$—	$(14.6)	$—

     The fair value of cash and cash equivalents, accounts receivable, accounts payable to vendors and our variable-rate bank debt approximated book value at June 30, 2010 and December 31, 2009. As of June 30, 2010, the fair value of our $275 million 8 5/8% Senior Notes due 2017 was approximately $248 million. As of December 31, 2009, the fair value of our $200 million 8 1/4% Senior Subordinated Notes due 2011 was approximately $200 million. In the first quarter of 2010, we used the proceeds from the 8 5/8% Senior Notes offering to purchase and redeem our 8 1/4% Senior Subordinated Notes due 2011. As of June 30, 2010 and December 31, 2009, the fair value of our $200 million 6 3/4% Senior Subordinated Notes due 2014 was approximately $171 million and $178 million, respectively. The fair values of our outstanding notes were determined based upon quotes obtained from brokers.

Note 9 — Divestitures
     In April 2010, we divested our leasehold interest in approximately 7,000 acres in the Marcellus Shale for approximately $29 million.
Note 10 — Commitments and Contingencies
     Franchise Tax Action. We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due. In addition, we have received preliminary assessments from the LDR for additional franchise taxes resulting from audits of a subsidiary. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. Total asserted claims to date amount to approximately $20.2 million in additional franchise taxes and estimated accrued interest. The franchise tax years 2007 through 2009 for Stone remain subject to examination, which potentially exposes us to additional estimated assessments of $6.1 million including accrued interest.
     Ad Valorem Tax Suit. In August 2009, Gene P. Bonvillain, in his capacity as Assessor for the Parish of Terrebonne, State of Louisiana, filed civil action No. 90-03540 and other consolidated cases in the United States District Court for the Eastern District of Louisiana against approximately thirty oil and gas companies, including Stone, and their respective chief executive officers for allegedly unpaid ad valorem taxes. The amount originally alleged to be due by Stone for the years 1998 through 2008 was $11.3 million. The defendants were subsequently served and filed motions to dismiss this litigation pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On March 29, 2010, the trial court judge dismissed plaintiff’s claims without prejudice, with the dismissal to become effective within ten days unless plaintiff filed an amended complaint correcting its deficiencies. On April 8, 2010, plaintiff filed a first amended complaint without naming any of the chief executive officers as defendants and with an amount allegedly due by Stone of “not less than” $3.5 million. Subsequently, defendants filed motions to dismiss this litigation, and the trial court judge granted these motions to dismiss on July 26, 2010.
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
Note 11 — Income Taxes
     The following is a reconciliation of unrecognized tax benefits for the six months ended June 30, 2010:

(in millions)
Total unrecognized tax benefits as of December 31, 2009	$25.7
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during a prior period	0.8
Tax positions taken during the current period	—
Settlements with taxing authorities	(24.5)
Lapse of applicable statute of limitations	(1.2)

Total unrecognized tax benefits as of June 30, 2010	$0.8

     We had a net benefit of $0.4 million in the current period as a result of net amounts recognized that impacted our effective rate. In addition, we recognized a $1.2 million net credit to interest expense associated with additions and reductions to unrecognized tax benefits. The entire balance of unrecognized tax benefits at June 30, 2010 would impact our tax rate if recognized.

Note 12 — Guarantor Financial Statements
     Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 6 3/4% Senior Subordinated Notes due 2014 and our 8 5/8% Senior Notes due 2017. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents condensed consolidating financial information as of June 30, 2010 and December 31, 2009 and for the three and six-month periods ended June 30, 2010 and 2009 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, and consolidated basis. Prior periods have been adjusted to reflect a change in the allocation of amounts to individual entities. Elimination entries presented are necessary to combine the entities.
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
JUNE 30, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$75,946	$1,203	$116	$—	$77,265
Accounts receivable	54,526	303,865	474	(246,629)	112,236
Fair value of hedging contracts	24,977	—	—	—	24,977
Deferred tax asset	1,245	—	—	—	1,245
Inventory	7,331	450	—	—	7,781
Other current assets	919	43	—	—	962

Total current assets	164,944	305,561	590	(246,629)	224,466
Oil and gas properties — United States
Proved, net	83,532	731,702	4,896	—	820,130
Unevaluated	272,603	105,711	—	—	378,314
Building and land, net	5,713	—	—	—	5,713
Fair value of hedging contracts	10,117	—	—	—	10,117
Fixed assets, net	4,117	—	—	—	4,117
Other assets, net	21,453	—	—	—	21,453
Investment in subsidiary	805,698	641	—	(806,339)	—

Total assets	$1,368,177	$1,143,615	$5,486	$(1,052,968)	$1,464,310

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$278,489	$34,773	$11	$(246,629)	$66,644
Undistributed oil and gas proceeds	19,840	573	—	—	20,413
Fair value of hedging contracts	12,609	—	—	—	12,609
Asset retirement obligations	9,608	21,387	—	—	30,995
Current income tax payable	2,297	—	—	—	2,297
Other current liabilities	16,003	378	—	—	16,381

Total current liabilities	338,846	57,111	11	(246,629)	149,339
Long-term debt	525,000	—	—	—	525,000
Deferred taxes *	(15,374)	97,406	—	—	82,032
Asset retirement obligations	76,375	176,688	4,834	—	257,897
Fair value of hedging contracts	2,006	—	—	—	2,006
Other long-term liabilities	12,579	6,712	—	—	19,291

Total liabilities	939,432	337,917	4,845	(246,629)	1,035,565

Commitments and contingencies

Stockholders’ equity:
Common stock	477	—	—	—	477
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,327,390	2,125,517	1,639	(2,127,156)	1,327,390
Retained earnings (deficit)	(910,992)	(1,319,819)	(998)	1,320,817	(910,992)
Accumulated other comprehensive income	12,730	—	—	—	12,730

Total stockholders’ equity	428,745	805,698	641	(806,339)	428,745

Total liabilities and stockholders’ equity	$1,368,177	$1,143,615	$5,486	$(1,052,968)	$1,464,310

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$64,830	$3,963	$500	$—	$69,293
Accounts receivable	53,396	169,053	144	(104,464)	118,129
Fair value of hedging contracts	16,223	—	—	—	16,223
Deferred tax asset	14,571	—	—	—	14,571
Inventory	8,145	572	—	—	8,717
Other current assets	771	43	—	—	814

Total current assets	157,936	173,631	644	(104,464)	227,747
Oil and gas properties — United States
Proved, net	76,066	774,980	5,421	—	856,467
Unevaluated	226,289	102,953	—	—	329,242
Building and land, net	5,723	—	—	—	5,723
Fair value of hedging contracts	1,771				1,771
Fixed assets, net	4,084	—	—	—	4,084
Other assets, net	29,208	—	—	—	29,208
Investment in subsidiary	739,834	890	—	(740,724)	—

Total assets	$1,240,911	$1,052,454	$6,065	($845,188)	$1,454,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$135,518	$35,247	$562	($104,464)	$66,863
Undistributed oil and gas proceeds	14,828	452	—	—	15,280
Fair value of hedging contracts	34,859	—	—	—	34,859
Asset retirement obligations	9,597	20,918	—	—	30,515
Current income tax payable	11,110	—	—	—	11,110
Other current liabilities	42,223	760	—	—	42,983

Total current liabilities	248,135	57,377	562	(104,464)	201,610
Long-term debt	575,000	—	—	—	575,000
Deferred taxes *	(17,459)	61,987	—	—	44,528
Asset retirement obligations	73,864	186,545	4,612	—	265,021
Fair value of hedging contracts	7,721	—	—	—	7,721
Other long-term liabilities	11,700	6,712	—	—	18,412

Total liabilities	898,961	312,621	5,174	(104,464)	1,112,292

Commitments and contingencies

Stockholders’ equity:
Common stock	475	—	—	—	475
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,324,410	2,125,517	1,639	(2,127,156)	1,324,410
Retained earnings (deficit)	(966,695)	(1,385,684)	(748)	1,386,432	(966,695)
Accumulated other comprehensive loss	(15,380)	—	—	—	(15,380)

Total stockholders’ equity	341,950	739,833	891	(740,724)	341,950

Total liabilities and stockholders’ equity	$1,240,911	$1,052,454	$6,065	($845,188)	$1,454,242

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$13,533	$89,626	$—	$—	$103,159
Gas production	16,406	44,417	—	—	60,823
Derivative income, net	2,225	—	—	—	2,225

Total operating revenue	32,164	134,043	—	—	166,207

Operating expenses:
Lease operating expenses	6,285	30,598	—	—	36,883
Other operational expense	1,275	1,172	—	—	2,447
Production taxes	1,256	334	—	—	1,590
Depreciation, depletion, amortization	10,318	53,170	277	—	63,765
Accretion expense	1,771	4,724	111	—	6,606
Salaries, general and administrative	9,960	3	—	—	9,963
Incentive compensation expense	421	—	—	—	421

Total operating expenses	31,286	90,001	388	—	121,675

Income (loss) from operations	878	44,042	(388)	—	44,532

Other (income) expenses:
Interest expense	2,563	(23)	—	—	2,540
Interest income	(1,002)	—	—	—	(1,002)
Other (income) expense, net	(1,009)	17	(230)	—	(1,222)
(Income) loss from investment in subsidiary	(28,617)	158	—	28,459	—

Total other (income) expenses	(28,065)	152	(230)	28,459	316

Income (loss) before taxes	28,943	43,890	(158)	(28,459)	44,216

Provision (benefit) for income taxes:
Current	(1,304)	(88)	—	—	(1,392)
Deferred	1,168	15,361	—	—	16,529

Total income taxes	(136)	15,273	—	—	15,137

Net income (loss)	$29,079	$28,617	($158)	($28,459)	$29,079

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$36,540	$71,432	$—	$—	$107,972
Gas production	30,512	31,828	—	—	62,340

Total operating revenue	67,052	103,260	—	—	170,312

Operating expenses:
Lease operating expenses	7,958	33,164	—	—	41,122
Other operational expense	2,400	—	—	—	2,400
Production taxes	2,334	231	—	—	2,565
Depreciation, depletion, amortization	10,495	46,494	63	—	57,052
Accretion expense	2,564	5,800	12	—	8,376
Salaries, general and administrative	9,929	(7)	—	—	9,922
Incentive compensation expense	1,197	—	—	—	1,197
Impairment of inventory	845	411	—	—	1,256
Derivative expense, net	743	—	—	—	743

Total operating expenses	38,465	86,093	75	—	124,633

Income (loss) from operations	28,587	17,167	(75)	—	45,679

Other (income) expenses:
Interest expense	4,770	18	—	—	4,788
Interest income	(146)	—	—	—	(146)
Other (income) expense, net	(701)	(183)	33	—	(851)
(Income) loss from investment in subsidiary	(11,187)	109	—	11,078	—

Total other (income) expenses	(7,264)	(56)	33	11,078	3,791

Income (loss) before taxes	35,851	17,223	(108)	(11,078)	41,888

Provision for income taxes:
Current	—	—	—	—	—
Deferred	8,681	6,039	—	—	14,720

Total income taxes	8,681	6,039	—	—	14,720

Net income (loss)	$27,170	$11,184	($108)	($11,078)	$27,168

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$24,609	$179,115	$—	$—	$203,724
Gas production	29,424	94,625	—	—	124,049
Derivative income, net	3,413	—	—	—	3,413

Total operating revenue	57,446	273,740	—	—	331,186

Operating expenses:
Lease operating expenses	17,196	58,351	—	—	75,547
Other operational expense	1,275	1,172	—	—	2,447
Production taxes	2,309	935	—	—	3,244
Depreciation, depletion, amortization	20,826	103,049	543	—	124,418
Accretion expense	3,542	9,449	221	—	13,212
Salaries, general and administrative	20,442	6	—	—	20,448
Incentive compensation expense	1,346	—	—	—	1,346

Total operating expenses	66,936	172,962	764	—	240,662

Income (loss) from operations	(9,490)	100,778	(764)	—	90,524

Other (income) expenses:
Interest expense	6,629	(23)	—	—	6,606
Interest income	(1,057)	(2)	—	—	(1,059)
Other (income) expense, net	(1,818)	(642)	(514)	—	(2,974)
Early extinguishment of debt	1,820	—	—	—	1,820
(Income) loss from investment in subsidiary	(65,865)	250	—	65,615	—

Total other (income) expenses	(60,291)	(417)	(514)	65,615	4,393

Income (loss) before taxes	50,801	101,195	(250)	(65,615)	86,131

Provision (benefit) for income taxes:
Current	(5,176)	(88)	—	—	(5,264)
Deferred	274	35,418	—	—	35,692

Total income taxes	(4,902)	35,330	—	—	30,428

Net income (loss)	$55,703	$65,865	($250)	($65,615)	$55,703

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$66,450	$112,376	$—	$—	$178,826
Gas production	57,967	72,523	—	—	130,490
Derivative income, net	3,196	—	—	—	3,196

Total operating revenue	127,613	184,899	—	—	312,512

Operating expenses:
Lease operating expenses	19,186	80,090	—	—	99,276
Other operational expense	2,400	—	—	—	2,400
Production taxes	3,296	544	—	—	3,840
Depreciation, depletion, amortization	21,669	95,879	122	—	117,670
Write-down of oil and gas properties	—	340,083	—	—	340,083
Accretion expense	5,129	11,601	23	—	16,753
Salaries, general and administrative	21,411	172	—	—	21,583
Incentive compensation expense	1,417	—	—	—	1,417
Impairment of inventory	6,359	820	—	—	7,179

Total operating expenses	80,867	529,189	145	—	610,201

Income (loss) from operations	46,746	(344,290)	(145)	—	(297,689)

Other (income) expenses:
Interest expense	9,913	41	—	—	9,954
Interest income	(281)	(1)	—	—	(282)
Other (income) expense, net	(1,555)	40	(310)	—	(1,825)
(Income) loss from investment in subsidiary	223,760	(137)	—	(223,623)	—

Total other (income) expenses	231,837	(57)	(310)	(223,623)	7,847

Income (loss) before taxes	(185,091)	(344,233)	165	223,623	(305,536)

Provision (benefit) for income taxes:
Current	23	—	—	—	23
Deferred	13,583	(120,471)	—	—	(106,888)

Total income taxes	13,606	(120,471)	—	—	(106,865)

	(198,697)	(223,762)	165	223,623	(198,671)
Less: Net income attributable to non-controlling interest	—	—	—	27	27

Net income (loss)	($198,697)	($223,762)	$165	$223,596	($198,698)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$55,703	$65,865	($250)	($65,615)	$55,703
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	20,826	103,049	543	—	124,418
Accretion expense	3,542	9,449	221	—	13,212
Deferred income tax provision (benefit)	274	35,418	—	—	35,692
Settlement of asset retirement obligations	(960)	(18,838)	—	—	(19,798)
Non-cash stock compensation expense	2,741	—	—	—	2,741
Excess tax benefits	(294)	—	—	—	(294)
Non-cash derivative income	(1,818)	—	—	—	(1,818)
Early extinguishment of debt	1,820	—	—	—	1,820
Non-cash (income) loss from investment in subsidiary	(65,865)	250	—	65,615	—
Other non-cash expenses	519	—	—	—	519
Change in current income taxes	(8,725)	(88)	—	—	(8,813)
(Increase) decrease in accounts receivable	149,721	(121,407)	(814)	—	27,500
(Increase) decrease in other current assets	(181)	28	—	—	(153)
Decrease in inventory	813	123	—	—	936
Increase (decrease) in accounts payable	47	(62)	—	—	(15)
Decrease in other current liabilities	(21,209)	(260)	—	—	(21,469)
Other expenses	181	(28)	—	—	153

Net cash provided by (used in) operating activities	137,135	73,499	(300)	—	210,334

Cash flows from investing activities:
Investment in oil and gas properties	(92,960)	(76,939)	(84)	—	(169,983)
Proceeds from sale of oil and gas properties, net of expenses	29,047	680	—	—	29,727
Investment in fixed and other assets	(1,125)	—	—	—	(1,125)

Net cash used in investing activities	(65,038)	(76,259)	(84)	—	(141,381)

Cash flows from financing activities:
Repayment of bank borrowings	(125,000)	—	—	—	(125,000)
Redemption of senior subordinated notes	(200,503)	—	—	—	(200,503)
Proceeds from issuance of senior notes	275,000	—	—	—	275,000
Deferred financing costs	(9,701)	—	—	—	(9,701)
Excess tax benefits	294	—	—	—	294
Net payments for share based compensation	(1,071)	—	—	—	(1,071)

Net cash used in financing activities	(60,981)	—	—	—	(60,981)

Net increase (decrease) in cash and cash equivalents	11,116	(2,760)	(384)	—	7,972
Cash and cash equivalents, beginning of period	64,830	3,963	500	—	69,293

Cash and cash equivalents, end of period	$75,946	$1,203	$116	$—	$77,265

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	($198,697)	($223,762)	$165	$223,623	($198,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	21,669	95,879	122	—	117,670
Write-down of oil and gas properties	—	340,083	—	—	340,083
Impairment of inventory	6,359	820	—	—	7,179
Accretion expense	5,129	11,601	23	—	16,753
Deferred income tax provision (benefit)	13,583	(120,471)	—	—	(106,888)
Settlement of asset retirement obligations	(3,773)	(24,476)	—	—	(28,249)
Non-cash stock compensation expense	3,159	—	—	—	3,159
Non-cash derivative expense	1,902	—	—	—	1,902
Non-cash (income) loss from investment in subsidiary	223,760	(137)	—	(223,623)	—
Other non-cash expenses	923	—	—	—	923
Unrecognized proceeds from unwound derivative contracts	71,662	—	—	—	71,662
Change in current income taxes	28,760	1,675	—	—	30,435
(Increase) decrease in accounts receivable	36,362	(19,066)	797	(455)	17,638
Decrease in other current assets	237	34	—	—	271
Decrease in inventory	15,422	528	—	—	15,950
Increase (decrease) in accounts payable	(4,899)	16,977	(681)	—	11,397
Decrease in other current liabilities	(27,332)	(433)	—	—	(27,765)
Other expenses	66	28	—	—	94

Net cash provided by (used in) operating activities	194,292	79,280	426	(455)	273,543

Cash flows from investing activities:
Investment in oil and gas properties	(120,964)	(76,492)	—	455	(197,001)
Proceeds from sale of oil and gas properties, net of expenses	5,496	—	—	—	5,496
Sale of fixed assets	—	35	—	—	35
Investment in fixed and other assets	(376)	—	—	—	(376)
Acquisition of non-controlling interest in subsidiary	—	(40)	—	—	(40)

Net cash provided by (used in) investing activities	(115,844)	(76,497)	—	455	(191,886)

Cash flows from financing activities:
Net proceeds from issuance of common stock	60,456	—	—	—	60,456
Repayment of bank borrowings	(100,000)	—	—	—	(100,000)
Deferred financing costs	(175)	—	—	—	(175)
Purchase of treasury stock	(347)	—	—	—	(347)
Net payments for share based compensation	(389)	—	—	—	(389)

Net cash used in financing activities	(40,455)	—	—	—	(40,455)

Net increase in cash and cash equivalents	37,993	2,783	426	—	41,202
Cash and cash equivalents, beginning of period	67,122	818	197	—	68,137

Cash and cash equivalents, end of period	$105,115	$3,601	$623	$—	$109,339

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of June 30, 2010, and the related condensed consolidated statement of operations for the three and six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
August 5, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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
     We caution you that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and marketing of oil and natural gas. These risks include, among other things:
•	commodity price volatility;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under our credit facility and ceiling test write-downs and impairments;

•	our ability to replace and sustain production;

•	the impact of a financial crisis on our business operations, financial condition and ability to raise capital;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	third party interruption of sales to market;

•	inflation;

•	lack of availability of goods and services;

•	regulatory and environmental risks associated with drilling and production activities;

•	drilling and other operating risks;

•	unsuccessful exploration and development drilling activities;

•	hurricanes and other weather conditions;

•	the adverse effects of changes in applicable tax, environmental, derivatives and other regulatory legislation, including changes affecting our offshore operations;

•	the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures; and

•	the other risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
     Should one or more of the risks or uncertainties described above, in our Annual Report on Form 10-K for the year ended December 31, 2009, or elsewhere in this Quarterly Report on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

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
     On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon and it sank, leading to the oil spill currently affecting the GOM. In response to this incident, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement, or “BOEMRE”) of the U.S. Department of the Interior issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the U.S. Gulf of Mexico. Implementation of the moratorium was blocked by a U.S. district court, which was subsequently affirmed on appeal, but on July 12, 2010, the BOEMRE issued a new moratorium that applies to certain deep water drilling operations. The new moratorium will last until November 30, 2010, or until such earlier time that the BOEMRE determines that affected drilling operations can proceed safely. The BOEMRE has imposed numerous new safety requirements on the drilling of new wells in offshore waters and these new requirements have slowed the issuance of permits for new wells in shallow waters not subject to the moratorium. The BOEMRE is also expected to issue new safety and environmental guidelines or regulations for drilling in the Gulf of Mexico and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. Our drilling operations at Amberjack were halted by the moratorium in May 2010 and the second well in our Amberjack drilling program was temporarily abandoned. For the three months ended June 30, 2010, we recorded $1.1 million of charges related to the delay in the drilling of the second well in our Amberjack drilling program. In July 2010, we received approval to resume operations at Amberjack, and we expect to commence drilling the second well in our Amberjack program in August 2010.
     In May 2010, we renewed our insurance policies, which include coverage for general liability, physical damage to our oil and gas properties, operational control of wells, oil pollution, third party liability, workers’ compensation and employers’ liability and other coverage. Our insurance coverage includes deductibles that must be met prior to recovery, as well as sub-limits and/or self-insurance. Additionally, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages and losses.
     For more information, please read the discussion in this report under Part II, Item 1A. “Risk Factors.”
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

Other Factors Affecting Our Business and Financial Results
     In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion in Part I, Item 1A of our Annual Report on Form 10-K regarding these other risk factors and in this report under Part II, Item 1A, “Risk Factors”.
Known Trends and Uncertainties
     BP/Deepwater Horizon Oil Spill - The recent explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the GOM (see “Item 1A. Risk Factors”). Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties, a substantial portion of which is in the deep water of the GOM. As of June 30, 2010, we have approximately $285 million of investments in unevaluated oil and gas properties that relate to offshore leases, the majority of which are in the deep water GOM. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of June 30, 2010, the computation of our ceiling test indicated a cushion of approximately $244 million.
     Hurricanes — Since the majority of our production originates in the GOM, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes is becoming more difficult to obtain. We have narrowed our insurance coverage to selected properties, increased our deductibles and are shouldering more hurricane related risk in the environment of rising insurance rates. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs.
     Reserve Replacement — We have faced challenges in replacing reserves at a reasonable unit cost. Our diversification into the deep water/deep shelf GOM and Appalachia are strategies we are employing to mitigate this trend. Failure to replace reserves at an acceptable unit cost can result in higher unit rates of depreciation, depletion and amortization and ceiling test write-downs.
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
Liquidity and Capital Resources
     At August 4, 2010, we had $281.9 million of availability under our bank credit facility and cash on hand of approximately $64.0 million. Our capital expenditure budget for 2010 has been set at $400 million, which we intend to finance primarily with cash flow from operations. If we do not have sufficient cash flow from operations or availability under our bank credit facility, we may be forced to reduce our capital expenditures. To the extent that 2010 cash flow from operations exceeds our estimated 2010 capital expenditures, we may pay down a portion of our existing debt, expand our capital budget, or invest in money markets.
     There is a significant amount of uncertainty regarding our industry resulting from the explosion and sinking of the Deepwater Horizon oil rig in the Gulf of Mexico and resulting oil spill. Several bills have been introduced in Congress which would require us to demonstrate our capabilities for greater financial responsibility in the event of spills. In addition, we are subject to an annual evaluation for exemption from supplemental bonding on plugging and abandoning obligations. It is possible that the resolution of these uncertainties could cause severe impacts on our liquidity in the event we are required to post additional bonds or letters of credit.
     Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $210.3 million during the six months ended June 30, 2010 compared to $273.5 million in the comparable period in 2009. Net cash flow provided by operating activities during the six months ended June 30, 2009 included $71.7 million of proceeds from the unwinding of derivative contracts. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2010 capital expenditures with cash flow provided by operating activities.
     Net cash flow used in investing activities totaled $141.4 million during the six months ended June 30, 2010, which primarily represents our investment in oil and natural gas properties offset by proceeds from the sale of oil and natural gas properties. Net cash flow used in investing activities totaled $191.9 million during the six months ended June 30, 2009, which primarily represents our investment in oil and natural gas properties offset by proceeds from the sale of oil and natural gas properties.
     Net cash flow used in financing activities totaled $61.0 million for the six months ended June 30, 2010, which primarily represents repayments of borrowings under our bank credit facility of $125.0 million, the redemption of our 8 1/4% Senior Subordinated Notes due 2011 of $200.5 million, net of proceeds from the public offering of our 8 5/8% Senior Notes due 2017 of approximately $275 million less $9.7 million of deferred financing costs. Net cash flow used in financing activities totaled $40.5 million for the six months ended June 30, 2009, which primarily represents repayments of borrowings under our bank credit facility of approximately $100 million net of proceeds from the sale of common stock of approximately $60.5 million.
     We had working capital at June 30, 2010 of $75.1 million.
     Capital Expenditures. During the three months ended June 30, 2010, additions to oil and gas property costs of $70.8 million included $24.8 million of lease and property acquisition costs, $4.1 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $7.2 million of capitalized interest. During the six months ended June 30, 2010, additions to oil and gas property costs of $134.6 million included $50.8 million of lease and property acquisition costs, $9.0 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $13.6 million of capitalized interest. These investments were financed by cash flow from operations.
     Bank Credit Facility. On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, with a syndicated bank group. In May 2010, our borrowing base was reaffirmed at $395 million. At June 30, 2010, we had $50 million in borrowings under our bank credit facility, letters of credit totaling $63.1 million had been issued pursuant to our bank credit facility, and the weighted average interest rate under our bank credit facility was approximately 2.6%. As of August 4, 2010, we had $50 million of outstanding borrowings under our bank credit facility and letters of credit totaling $63.1 million had been issued pursuant to our bank credit facility, leaving $281.9 million of availability under our bank credit facility. Our bank credit facility is guaranteed by all of our material direct and indirect subsidiaries, including Stone Offshore.
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
     Senior Notes Offering and Redemption of Senior Subordinated Notes. On January 26, 2010, we completed a public offering of $275 million aggregate principal amount of 8 5/8% Senior Notes due 2017. The net proceeds from the offering after deducting underwriting discounts, commissions, fees and expenses totaled $265 million. Approximately $202 million of the net proceeds from the offering were used to fund the tender offer and consent solicitation and redemption of our outstanding 8 1/4% Senior Subordinated Notes due 2011. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our bank credit facility.
     Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through June 30, 2010, 300,000 shares had been repurchased under this program at a total cost of approximately $7.1 million, or an average price of $23.57 per share. No shares were repurchased during the six months ended June 30, 2010.

Results of Operations
     The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	June 30,
	2010	2009	Variance	% Change
Production:
Oil (MBbls)	1,430	1,544	(114)	(7)%
Natural gas (MMcf)	11,146	9,723	1,423	15%
Oil and natural gas (MMcfe)	19,726	18,987	739	4%
Revenue data (in thousands) (a):
Oil revenue	$103,159	$107,972	$(4,813)	(4)%
Natural gas revenue	60,823	62,340	(1,517)	(2)%

Total oil and natural gas revenue	$163,982	$170,312	$(6,330)	(4)%
Average prices (a):
Oil (per Bbl)	$72.14	$69.93	$2.21	3%
Natural gas (per Mcf)	5.46	6.41	(0.95)	(15)%
Oil and natural gas (per Mcfe)	8.31	8.97	(0.66)	(7)%
Expenses (per Mcfe):
Lease operating expenses	$1.87	$2.17	$(0.30)	(14)%
Salaries, general and administrative expenses (b)	0.51	0.52	(0.01)	(2)%
DD&A expense on oil and gas properties	3.16	2.93	0.23	8%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.

	Six Months Ended
	June 30,
	2010	2009	Variance	% Change
Production:
Oil (MBbls)	2,852	2,838	14	0.5%
Natural gas (MMcf)	21,744	19,382	2,362	12%
Oil and natural gas (MMcfe)	38,856	36,410	2,446	7%
Revenue data (in thousands) (a):
Oil revenue	$203,724	$178,826	$24,898	14%
Natural gas revenue	124,049	130,490	(6,441)	(5)%

Total oil and natural gas revenue	$327,773	$309,316	$18,457	6%
Average prices (a):
Oil (per Bbl)	$71.43	$63.01	$8.42	13%
Natural gas (per Mcf)	5.71	6.73	(1.02)	(15)%
Oil and natural gas (per Mcfe)	8.44	8.50	(0.06)	(0.7)%
Expenses (per Mcfe):
Lease operating expenses	$1.94	$2.73	$(0.79)	(29)%
Salaries, general and administrative expenses (b)	0.53	0.59	(0.06)	(10)%
DD&A expense on oil and gas properties	3.13	3.15	(0.02)	(0.6)%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
     During the three months ended June 30, 2010, we reported net income totaling $29.1 million, or $0.60 per share, compared to net income for the three months ended June 30, 2009 of $27.2 million, or $0.65 per share. For the six months ended June 30, 2010, we reported net income of $55.7 million, or $1.15 per share. For the six months ended June 30, 2009, we reported a net loss totaling $198.7 million, or $4.92 per share. All per share amounts are on a diluted basis.
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
     The variance in the three and six-month periods’ results was also due to the following components:
     Production. During the second quarter of 2010, total production volumes increased 4% to 19.7 Bcfe compared to 19.0 Bcfe produced during the second quarter of 2009. Oil production during the second quarter of 2010 totaled approximately 1,430,000 barrels compared to 1,544,000 barrels produced during the second quarter of 2009, while natural gas production totaled

11.1 Bcf during the second quarter of 2010 compared to 9.7 Bcf produced during the second quarter of 2009. Production deferrals due to hurricanes totaled approximately 4.4 Bcfe for the second quarter of 2009. Without the effects of hurricane production deferrals, production volumes decreased approximately 3.7 Bcfe for the second quarter of 2010 compared to the comparable 2009 quarter as a result of natural production declines.
     Year-to-date 2010 production totaled 2,852,000 barrels of oil and 21.7 Bcf of natural gas compared to 2,838,000 barrels of oil and 19.4 Bcf of natural gas produced during the comparable 2009 period. Production deferrals due to hurricanes for the six months ended June 30, 2009 amounted to 10.7 Bcfe. Without the effects of hurricane production deferrals, year-to-date 2010 production volumes decreased approximately 8.3 Bcfe from year-to-date 2009 production volumes as a result of natural production declines.
     Prices. Prices realized during the second quarter of 2010 averaged $72.14 per Bbl of oil and $5.46 per Mcf of natural gas, or 7% lower, on an Mcfe basis, than second quarter 2009 average realized prices of $69.93 per Bbl of oil and $6.41 per Mcf of natural gas. During the six months ended June 30, 2010, average realized prices were $71.43 per Bbl of oil and $5.71 per Mcf of natural gas, compared to $63.01 per Bbl of oil and $6.73 per Mcf of natural gas for the comparable 2009 period. All unit pricing amounts include the cash settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $0.95 per Mcf and decreased our average realized oil price by $4.02 per Bbl in the second quarter of 2010. During the second quarter of 2009, our effective hedging transactions increased our average realized natural gas price by $2.62 per Mcf and increased our average realized oil price by $12.57 per Bbl. Effective hedging transactions for the six months ended June 30, 2010 increased our average realized natural gas price by $0.75 per Mcf and decreased our average realized oil price by $4.95 per Bbl. During the six months ended June 30, 2009, effective hedging transactions increased our average realized natural gas price by $2.48 per Mcf and increased our average realized oil price by $13.28 per Bbl.
     Income. Oil and natural gas revenue decreased 4% to $164.0 million in the second quarter of 2010 from $170.3 million during the second quarter of 2009. The decrease is attributable to a 7% decrease in average realized prices on a gas equivalent basis partially offset by a 4% increase in oil and natural gas production volumes. Oil and natural gas revenue for the six months ended June 30, 2010 totaled $327.8 million compared to $309.3 million during the comparable 2009 period. The increase was primarily due to a 7% increase in oil and natural gas production volumes.
     Derivative Income/Expense. During the year-to-date periods ended June 30, 2010 and 2009, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Net derivative income for the quarter ended June 30, 2010, totaled $2.2 million, consisting of $1.2 million of cash settlements on the ineffective portion of derivative contracts, plus $1.0 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative expense for the quarter ended June 30, 2009, totaled $0.7 million, consisting of $1.5 million of cash settlements on the ineffective derivative contracts, less $2.2 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative income for the six months ended June 30, 2010 totaled $3.4 million, consisting of $1.6 million of cash settlements on the ineffective portion of the derivative contracts, plus $1.8 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative income for the six months ended June 30, 2009 totaled $3.2 million, consisting of $7.6 million of cash settlements on the ineffective portion of the derivative contracts, less $4.4 million of changes in the fair market value of the ineffective portion of derivative contracts.
     Expenses. Lease operating expenses during the second quarter of 2010 totaled $36.9 million compared to $41.1 million for the second quarter of 2009. For the six months ended June 30, 2010 and 2009, lease operating expenses totaled $75.5 million and $99.3 million, respectively. Lease operating expenses during the first half of 2009 included approximately $16.6 million of repairs in excess of estimated insurance recoveries related to damage from Hurricanes Gustav and Ike. On a unit of production basis, lease operating expenses were $1.94 per Mcfe and $2.73 per Mcfe for the six months ended June 30, 2010 and 2009, respectively.
     The other operational expense charge of $2.4 million for the three and six-month periods ended June 30, 2010 related to a $1.3 million loss on the sale of non-dedicated tubular inventory and $1.1 million of charges related to a delay in the drilling of the second well in our Amberjack drilling program as a result of the deep water drilling moratorium. The other operational expense charge of $2.4 million for the three and six-month periods ended June 30, 2009 related to the cancellation of a drilling contract based on declining commodity prices and the economic environment at that time.
     Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the second quarter of 2010 totaled $62.3 million, or $3.16 per Mcfe, compared to $55.6 million, or $2.93 per Mcfe, during the second quarter of 2009. For the six months ended June 30, 2010 and 2009, DD&A expense totaled $121.4 million and $114.7 million, respectively.
     Accretion expense for the second quarter of 2010 was $6.6 million compared to $8.4 million for the comparable period of 2009. For the six months ended June 30, 2010 and 2009, accretion expense totaled $13.2 million and $16.8 million, respectively. The decrease is primarily due to a decrease in our credit adjusted risk free rate at December 31, 2009.

     Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the second quarter of 2010 were $10.0 million compared to $9.9 million in the second quarter of 2009. For the six months ended June 30, 2010 and 2009, SG&A totaled $20.4 million and $21.6 million, respectively.
     The impairment of inventory for the second quarter of 2009 totaling $1.3 million related to the write-down of our tubular inventory. For the six months ended June 30, 2009, the impairment charge totaled $7.2 million. This charge was the result of the market value of these tubular goods falling below historical cost. We consider only tubular goods not committed to capital projects to be inventory items.
     Interest expense for the second quarter of 2010 totaled $2.5 million, net of $7.2 million of capitalized interest, compared to interest expense of $4.8 million, net of $6.5 million of capitalized interest, during the second quarter of 2009. For the six months ended June 30, 2010, interest expense totaled $6.6 million, net of capitalized interest of $13.6 million, compared to interest expense of $10.0 million, net of capitalized interest of $12.8 million for the comparable 2009 period. The decrease is primarily the result of a decrease in outstanding borrowings under our bank credit facility and the redemption of our 8 1/4% Senior Subordinated Notes due 2011, partially offset by interest associated with our 8 5/8% Senior Notes due 2017 which were issued in January 2010.
     We estimate that we have an approximate $5.3 million current federal income tax benefit for the six months ended June 30, 2010, primarily due to a reclassification between current and deferred income tax expense related to a reduction to our previous estimates of liabilities associated with uncertain tax positions. We have a $2.3 million current income tax payable at June 30, 2010.
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
     Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 46% of our estimated 2010 production from estimated proved reserves, 25% of our estimated 2011 production from estimated proved reserves, and 7% of our estimated 2012 production from estimated proved reserves. See Item 1. Financial Statements — Note 3 - Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.

     Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
     We had long-term debt outstanding of $525 million at June 30, 2010, of which $475 million, or approximately 91%, bears interest at fixed rates. The $475 million of fixed-rate debt is comprised of $275 million of 8 5/8 % Senior Notes due 2017 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. At June 30, 2010, the remaining $50 million of our outstanding long-term debt bears interest at a floating rate and consists of borrowings outstanding under our bank credit facility. At June 30, 2010, the weighted average interest rate under our bank credit facility was approximately 2.6% per annum. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

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
     Our principal executive officer and our principal financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer believe:
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
Changes in Internal Controls Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     Franchise Tax Action. On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise tax year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise tax years 1999, 2000 and 2001. On December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. Also, on January 2, 2008, Stone was served with a petition (civil action number 2007-6754) claiming $1.5 million of additional franchise taxes due for the 2004 franchise tax year, plus accrued interest of $800,000 calculated through November 30, 2007. Further, on January 7, 2009, Stone was served with a petition (civil action number 2008-7193) claiming additional franchise taxes due for the taxable years ended December 31, 2005 and 2006 in the amount of $4.0 million plus accrued interest calculated through October 21, 2008 in the amount of $1.7 million. In addition, we have received assessments from the LDR for additional franchise taxes in the amount of $2.9 million resulting from audits of a subsidiary. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2007 through 2009 for Stone remain subject to examination.
     Litigation is subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation. Accordingly, we cannot currently predict the manner and timing of the resolution of these matters and are unable to estimate a range of possible losses or any minimum loss from such matters.
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
     Ad Valorem Tax Suit. In August 2009, Gene P. Bonvillain, in his capacity as Assessor for the Parish of Terrebonne, State of Louisiana, filed civil action No. 90-03540 and other consolidated cases in the United States District Court for the Eastern District of Louisiana against approximately thirty oil and gas companies, including Stone, and their respective chief executive officers for allegedly unpaid ad valorem taxes. The amount originally alleged to be due by Stone for the years 1998 through 2008 was $11.3 million. The defendants were subsequently served and filed motions to dismiss this litigation pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On March 29, 2010, the trial court judge dismissed plaintiff’s claims without prejudice, with the dismissal to become effective within ten days unless plaintiff filed an amended complaint correcting its deficiencies. On April 8, 2010, plaintiff filed a first amended complaint without naming any of the chief executive officers as defendants and with an amount allegedly due by Stone of “not less than” $3.5 million. Subsequently, defendants filed motions to dismiss this litigation, and the trial court judge granted these motions to dismiss on July 26, 2010.
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
     The explosion and sinking of the Deepwater Horizon oil rig in the Gulf of Mexico and the resulting oil spill has increased certain of the risks that we face and could have a material adverse effect on our business.
     On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon and it sank, leading to the oil spill currently affecting the Gulf of Mexico. The explosion and sinking of the Deepwater Horizon oil rig in the Gulf of Mexico and the resulting oil spill has increased certain of the risks we face, including, without limitation, the following:
•	imposition of a drilling moratorium or increased governmental regulation of our and our industry’s operations in a number of areas, including financial responsibility, health and safety, environmental, permitting, taxation and equipment specifications;

•	increased difficulty in obtaining licenses to drill offshore wells;

•	higher royalty rates;

•	higher insurance costs or the unavailability of insurance at any cost;

•	decreased access to appropriate equipment, personnel and infrastructure in a timely manner; and

•	less favorable investor perception of the risk-adjusted benefits of deep water offshore drilling.
     These factors could have a material adverse effect on our business, financial position or future results of operations, including our ability to timely execute our drilling and development plans.
     A drilling moratorium in the Gulf of Mexico, or other regulatory initiatives in response to the current oil spill in the Gulf of Mexico, could have a material adverse effect our business.
     On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon and it sank, leading to the oil spill currently affecting the Gulf of Mexico. In response to this incident, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement, or “BOEMRE”) of the U.S. Department of the Interior issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the U.S. Gulf of Mexico. Implementation of the moratorium was blocked by a U.S. district court, which was subsequently affirmed on appeal, but on July 12, 2010, the BOEMRE issued a new moratorium that applies to deep water drilling operations that use subsea blowout preventers or surface blowout preventers on floating facilities. Certain exceptions to the moratorium, include, among others, operations necessary to sustain reservoir pressure from producing wells and workover operations. The new moratorium will last until November 30, 2010, or until such earlier time that the BOEMRE determines that affected drilling operations can proceed safely. The BOEMRE has imposed numerous new safety requirements on the drilling of new wells in offshore waters and these new requirements have slowed the issuance of permits for new wells in shallow waters not subject to the moratorium. The BOEMRE is also expected to issue new safety and environmental guidelines or regulations for drilling in the Gulf of Mexico, and potentially in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. This incident could also result in drilling suspensions or other regulatory initiatives in other areas of the United States and abroad. Although it is difficult to predict the ultimate impact of the moratorium or any new guidelines, regulations or legislation, a prolonged suspension of drilling activity in the Gulf of Mexico and other areas, new regulations and increased liability for companies operating in this sector could reduce drilling and production activity, or increase the costs of our services, or could have a material adverse effect on our business, financial position or future results of operations, including our ability to timely execute our drilling and development plans.
     The Oil Pollution Act of 1990 (the “OPA”) and regulations adopted pursuant to the OPA impose a variety of requirements related to the prevention of and response to oil spills into waters of the United States. The OPA subjects operators of offshore leases and owners and operators of oil handling facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. The OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. The OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the Outer Continental Shelf, although the Secretary of Interior may increase this amount up to $150 million in certain situations. The OPA also currently limits the liability of a responsible party for economic damages, excluding all oil spill response costs, to $75 million, although this limit does not apply if a federal safety, construction or operating regulation was violated. The states in which we operate have also adopted similar laws and regulations relating to offshore operations in their waters. The United States Congress is currently considering a variety of amendments to the OPA in response to the recent Deepwater Horizon incident in the Gulf of Mexico, including an increase in the minimum level of financial responsibility, an elimination of all liability limitations on damages, and enhancements to safety and spill-response requirements. Additional state regulation in these areas is also possible. Any new requirements would likely increase the cost of operations for our offshore activities, including insurance costs, and expose us to increased liability, which could have an adverse effect on our results of operations. In addition, we are subject to an annual evaluation for exemption from supplemental bonding on plugging and abandoning obligations. Any new requirement to post additional bonds or letters of credit could have an adverse effect on our liquidity. If we are unable to satisfy new legislative and regulatory requirements, we may be required to curtail operations, sell our offshore properties or operations, or enter into partnerships with other companies that can meet the new requirements, which may have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether the OPA will be amended or new state regulations adopted, what the substance of any such amendment or regulations will be or what impact any such amendments might have on our operations. In addition, our costs could also increase for our onshore operations due to changes in standard industry practices in anticipation of, or in reaction to, any new offshore regulation.
     We may not be insured against all of the operating risks to which our business in exposed.
     In accordance with industry practice, we maintain insurance coverage against some, but not all, of the operating risks to which our business is exposed. We insure some, but not all, of our properties from operational and hurricane related events. We currently have insurance policies that include coverage for general liability, physical damage to our oil and gas properties, operational control of wells, oil pollution, third party liability, workers’ compensation and employers’ liability and other coverage. Our insurance coverage includes deductibles that must be met prior to recovery, as well as sub-limits and/or self-insurance. Additionally, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages and losses.
     Currently, we have general liability insurance coverage with an annual aggregate limit of up to $75 million applicable to our working interest. We also have an offshore property physical damage policy that contains a $75 million annual aggregate named windstorm limit. Our operational control of well coverage provides limits that vary by well location and depth and range from a combined single limit of $10 million to $150 million per occurrence. Exploratory deep water wells have a coverage limit of $300 million per occurrence. Additionally, we maintain $35 million in oil pollution liability coverage. Our control of well and oil pollution liability policy limits are scaled proportionately to our working interests, and all of our policies described above are subject to deductibles, sub-limits and/or self-insurance. Under our service agreements, including drilling contracts, generally we are indemnified for injuries and death of the service provider’s employees as well as contractors and subcontractors hired by the service provider.
     An operational or hurricane related event may cause damage or liability in excess of our coverage, which might severely impact our financial position. We may be liable for damages from an event relating to a project in which we are a non-operator, but have a working interest in such project. Such an event may also cause a significant interruption to our business, which might also severely impact our financial position. For example, we experienced production interruptions in 2005, 2006 and 2007 from Hurricanes Katrina and Rita and in 2008 and 2009 from Hurricanes Gustav and Ike for which we had no production interruption insurance.
     We reevaluate the purchase of insurance, policy limits and terms annually each May. In light of the recent catastrophic accident in the Gulf of Mexico, we may not be able to secure similar coverage for the same costs. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable and we may elect to maintain minimal or no insurance coverage. We may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations in the Gulf of Mexico, which might severely impact our financial position. The occurrence of a significant event, not fully insured against, could have a material adverse effect on our financial condition and results of operations.

     The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
     The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The new legislation was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”) and the Securities and Exchange Commission (the “SEC”) to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the second quarter of 2010:

					Maximum Number (or
				Total Number of	Approximate Dollar
				Shares (or Units)	Value) of Shares
				Purchased as Part	(or Units) that May
	Total Number of			of Publicly	Yet be Purchased
	Shares (or Units)		Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased		per Share (or Unit)	Programs	Programs
Share Repurchase Program:
April 2010	—		—	—
May 2010	—		—	—
June 2010	—		—	—

	—		—	—	$92,928,632

Other:
April 2010	458	(a)	$18.20	—
May 2010	469	(a)	15.10	—
June 2010	—		—	—

	927		16.63	—	N/A

Total	927		$16.63	—

(a)	Amounts include shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Item 6.	Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed January 29, 2010).

4.2	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed January 29, 2010).

4.3	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed January 29, 2010).

*15.1	Letter from Ernst & Young LLP dated August 5, 2010, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION
Date: August 5, 2010	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed January 29, 2010).

4.2	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed January 29, 2010).

4.3	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed January 29, 2010).

*15.1	Letter from Ernst & Young LLP dated August 5, 2010, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.