Form 10-Q
period 2010-09-30
STONE ENERGY CORP
filed 2010-11-04
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2010, there were 48,531,749 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,370	$69,293
Accounts receivable	100,167	118,129
Fair value of hedging contracts	22,538	16,223
Deferred tax asset	14,561	14,571
Inventory	6,939	8,717
Other current assets	1,162	814

Total current assets	230,737	227,747

Oil and gas properties — United States — full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $4,717,734 and $4,536,599, respectively	893,437	856,467
Unevaluated	416,726	329,242
Building and land, net	5,717	5,723
Fair value of hedging contracts	4,462	1,771
Fixed assets, net	4,236	4,084
Other assets, net	20,464	29,208

Total assets	$1,575,779	$1,454,242

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$50,000	$—
Accounts payable to vendors	66,615	66,863
Undistributed oil and gas proceeds	21,143	15,280
Fair value of hedging contracts	14,104	34,859
Asset retirement obligations	40,892	30,515
Current income tax payable	5,096	11,110
Other current liabilities	68,347	42,983

Total current liabilities	266,197	201,610

Long-term debt	475,000	575,000
Deferred taxes	95,263	44,528
Asset retirement obligations	271,803	265,021
Fair value of hedging contracts	2,651	7,721
Other long-term liabilities	20,730	18,412

Total liabilities	1,131,644	1,112,292

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 47,763,216 and 47,509,144 shares, respectively	478	475
Treasury stock (16,582 shares, respectively, at cost)	(860)	(860)
Additional paid-in capital	1,329,013	1,324,410
Accumulated deficit	(890,711)	(966,695)
Accumulated other comprehensive income (loss)	6,215	(15,380)

Total stockholders’ equity	444,135	341,950

Total liabilities and stockholders’ equity	$1,575,779	$1,454,242

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating revenue:
Oil production	$97,688	$134,737	$301,412	$313,563
Gas production	55,522	67,982	179,571	198,472
Derivative income, net	405	—	3,818	3,106

Total operating revenue	153,615	202,719	484,801	515,141

Operating expenses:
Lease operating expenses	36,882	28,136	112,429	127,412
Other operational expense	3,003	—	5,450	2,400
Production taxes	1,517	2,126	4,761	5,966
Depreciation, depletion and amortization	60,482	68,652	184,900	186,322
Write-down of oil and gas properties	—	—	—	340,083
Accretion expense	6,605	8,131	19,817	24,884
Salaries, general and administrative expenses	9,751	9,490	30,199	31,073
Incentive compensation expense	767	1,932	2,113	3,349
Impairment of inventory	—	1,275	—	8,454
Derivative expenses, net	—	91	—	—

Total operating expenses	119,007	119,833	359,669	729,943

Income (loss) from operations	34,608	82,886	125,132	(214,802)

Other (income) expenses:
Interest expense	2,667	5,170	9,273	15,124
Interest income	(51)	(155)	(1,110)	(437)
Other income	(1,802)	(1,017)	(5,253)	(3,270)
Early extinguishment of debt	—	—	1,820	—
Other expense	57	80	534	508

Total other expenses	871	4,078	5,264	11,925

Net income (loss) before income taxes	33,737	78,808	119,868	(226,727)

Provision (benefit) for income taxes:
Current	10,182	1,615	4,918	1,638
Deferred	3,274	26,140	38,966	(80,748)

Total income taxes	13,456	27,755	43,884	(79,110)

Net income (loss)	20,281	51,053	75,984	(147,617)
Less: Net income attributable to non-controlling interest	—	—	—	27

Net income (loss) attributable to Stone Energy Corporation	$20,281	$51,053	$75,984	$(147,644)

Basic income (loss) per share attributable to Stone Energy Corporation stockholders	$0.42	$1.06	$1.57	$(3.45)
Diluted income (loss) per share attributable to Stone Energy Corporation stockholders	$0.42	$1.06	$1.57	$(3.45)

Average shares outstanding	47,713	47,478	47,659	42,762
Average shares outstanding assuming dilution	47,727	47,490	47,681	42,762
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$75,984	$(147,617)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	184,900	186,322
Write-down of oil and gas properties	—	340,083
Impairment of inventory	—	8,454
Accretion expense	19,817	24,884
Deferred income tax provision (benefit)	38,966	(80,748)
Settlement of asset retirement obligations	(28,652)	(61,394)
Non-cash stock compensation expense	4,023	4,392
Excess tax benefits	(297)	—
Non-cash derivative (income) expense	(1,459)	3,451
Early extinguishment of debt	1,820	—
Other non-cash expenses	741	(96)
Unrecognized proceeds from unwound derivative contracts	—	35,095
Change in current income taxes	(6,014)	32,050
Decrease in accounts receivable	39,569	49,885
(Increase) decrease in other current assets	(305)	391
Decrease in inventory	1,778	16,923
Decrease in accounts payable	(1,265)	(18,516)
Decrease in other current liabilities	(21,401)	(20,477)
Other	1,261	(164)

Net cash provided by operating activities	309,466	372,918

Cash flows from investing activities:
Investment in oil and gas properties	(261,970)	(232,209)
Proceeds from sale of oil and gas properties, net of expenses	31,635	5,571
Sale of fixed assets	—	35
Investment in fixed and other assets	(1,722)	(1,276)
Acquisition of non-controlling interest in subsidiary	—	(40)

Net cash used in investing activities	(232,057)	(227,919)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	60,442
Repayments of bank borrowings	(125,000)	(175,000)
Redemption of senior subordinated notes	(200,503)	—
Proceeds from issuance of senior notes	275,000	—
Deferred financing costs	(9,766)	(65)
Excess tax benefits	297	—
Purchase of treasury stock	—	(347)
Net payments for share based compensation	(1,360)	(417)

Net cash used in financing activities	(61,332)	(115,387)

Net increase in cash and cash equivalents	16,077	29,612
Cash and cash equivalents, beginning of period	69,293	68,137

Cash and cash equivalents, end of period	$85,370	$97,749

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of September 30, 2010 and for the three and nine-month periods ended September 30, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of future financial results.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Income (numerator):
Net income (loss)	$20,281	$51,053	$75,984	$(147,644)
Net income attributable to participating securities	(329)	(816)	(1,234)	—

Net income (loss) attributable to common stock — basic and diluted	$19,952	$50,237	$74,750	$(147,644)

Weighted average shares (denominator):
Weighted average shares — basic	47,713	47,478	47,659	42,762
Diluted effect of stock options and unvested restricted stock	14	12	22	—

Weighted average shares — diluted	47,727	47,490	47,681	42,762

Basic income (loss) per common share	$0.42	$1.06	$1.57	$(3.45)

Diluted income (loss) per common share	$0.42	$1.06	$1.57	$(3.45)

     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 422,000 and 436,000 shares in the three months ended September 30, 2010 and 2009, respectively. Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 422,000 shares during the nine months ended September 30, 2010. All outstanding stock options (approximately 501,000 shares) were considered antidilutive during the nine months ended September 30, 2009 because we had a net loss for the period.
     During the three months ended September 30, 2010 and 2009, respectively, approximately 59,000 and 8,900 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors. During the nine months ended September 30, 2010 and 2009, respectively, approximately 254,000 and 114,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors. During the nine months ended September 30, 2009, 100,000 shares of common stock were repurchased under our stock repurchase program. On June 10, 2009, 8,050,000 shares of common stock were issued in a public offering.

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
          During the nine-month periods ended September 30, 2010 and 2009, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized.
          All of our derivative instruments at September 30, 2010 and December 31, 2009 were designated as effective cash flow hedges. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at September 30, 2010 and December 31, 2009.

Fair Value of Derivative Instruments at September 30, 2010
(in millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$22.5	Current liabilities: Fair value of hedging contracts	$(14.1)
	Long-term assets: Fair value of hedging contracts	4.5	Long-term liabilities: Fair value of hedging contracts	(2.7)

		$27.0		$(16.8)

Fair Value of Derivative Instruments at December 31, 2009
(in millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$16.2	Current liabilities: Fair value of hedging contracts	$(34.9)
	Long-term assets: Fair value of hedging contracts	1.8	Long-term liabilities: Fair value of hedging contracts	(7.7)

		$18.0		$(42.6)

          The following tables disclose the effect of derivative instruments in the statement of operations for the three and nine-month periods ended September 30, 2010 and 2009.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended September 30, 2010 and 2009
(in millions)
	Amount of Gain
	(Loss) Recognized
Derivatives in Cash	in OCI on		Gain (Loss) Reclassified from			Gain (Loss) Recognized in Income
Flow Hedging	Derivative		Accumulated OCI into Income			on Derivative
Relationships	(Effective Portion)		(Effective Portion) (a)			(Ineffective Portion)
	2010	2009	Location	2010	2009	Location	2010	2009
Commodity contracts	$(6.5)	$(28.5)	Operating revenue - oil/gas production	$6.0	$46.4	Derivative income (expense), net	$0.4	$(0.1)

Total	$(6.5)	$(28.5)		$6.0	$46.4		$0.4	$(0.1)

(a)	For the three months ended September 30, 2010, effective hedging contracts reduced oil revenue by $3.7 million and increased gas revenue by $9.7 million. For the three months ended September 30, 2009, effective hedging contracts increased oil revenue by $19.0 million and increased gas revenue by $27.4 million.

The Effect of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010 and 2009
(in millions)
	Amount of Gain
	(Loss) Recognized
Derivatives in Cash	in OCI on		Gain (Loss) Reclassified from			Gain (Loss) Recognized in Income
Flow Hedging	Derivative		Accumulated OCI into Income			on Derivative
Relationships	(Effective Portion)		(Effective Portion) (a)			(Ineffective Portion)
	2010	2009	Location	2010	2009	Location	2010	2009
Commodity contracts	$21.6	$(68.9)	Operating revenue - oil/gas production	$8.2	$132.1	Derivative income, net	$3.8	$3.1

Total	$21.6	$(68.9)		$8.2	$132.1		$3.8	$3.1

(a)	For the nine months ended September 30, 2010, effective hedging contracts reduced oil revenue by $17.8 million and increased gas revenue by $26.0 million. For the nine months ended September 30, 2009, effective hedging contracts increased oil revenue by $56.7 million and increased gas revenue by $75.4 million.
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
          At September 30, 2010, we had accumulated other comprehensive income of $6.2 million, net of tax, which related to the fair value of our 2010, 2011 and 2012 swap contracts. We believe that approximately $5.2 million of accumulated other comprehensive income will be reclassified into earnings in the next twelve months.

          The following table illustrates our hedging positions for calendar years 2010, 2011 and 2012 as of November 3, 2010:

	Fixed-Price Swaps
	Natural Gas		Oil
	Daily Volume	Swap	Daily Volume		Swap
	(MMBtus/d)	Price	(Bbls/d)		Price
2010	30,000	$6.50	1,000		$60.20
2010	20,000	6.97	2,000		63.00
2010			1,000		64.05
2010			1,000		75.00
2010			1,000		75.25
2010			2,000	(a)	80.10
2010			1,000	(b)	84.35

2011	20,000	5.20	1,000		70.05
2011	10,000	6.83	1,000		78.20
2011			1,000		80.20
2011			1,000		83.00
2011			1,000		83.05
2011			1,000	(c)	85.20
2011			1,000		85.25

2012			1,000		90.30
2012			1,000		90.45

(a)	April — December

(b)	July — December

(c)	January — June
Note 4 – Long-Term Debt
          Long-term debt consisted of the following at:

	September 30,	December 31,
	2010	2009
	(in millions)
8 1/4% Senior Subordinated Notes due 2011	$—	$200.0
6 3/4% Senior Subordinated Notes due 2014	200.0	200.0
8 5/8% Senior Notes due 2017	275.0	—
Bank debt	50.0	175.0

Total debt	525.0	575.0
Less: Current portion of long-term debt	50.0	—

Total long-term debt	$475.0	$575.0

          On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, with a syndicated bank group. At September 30, 2010, we had $50 million of outstanding borrowings under our bank credit facility, letters of credit totaling $63.1 million had been issued pursuant to our bank credit facility, and the weighted average interest rate under our bank credit facility was approximately 2.5%. Our borrowing base under our bank credit facility was reaffirmed at $395 million on October 29, 2010. As of November 3, 2010, we had $50 million of outstanding borrowings under our bank credit facility and letters of credit totaling $63.1 million had been issued pursuant to our bank credit facility, leaving $281.9 million of availability under our bank credit facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).
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

          On January 26, 2010, we completed a public offering of $275 million aggregate principal amount of 8 5/8% Senior Notes due 2017 (the “2017 Notes”), which are fully and unconditionally guaranteed on a senior unsecured basis by Stone Offshore and by certain future restricted subsidiaries of Stone. The net proceeds from the offering after deducting underwriting discounts, commissions, fees and expenses totaled $265 million. The 2017 Notes rank equally in right of payment with all of our existing and future senior debt, and rank senior in right of payment to all of our existing and future subordinated debt, including our outstanding senior subordinated notes. The 2017 Notes mature on February 1, 2017, and interest is payable on each February 1 and August 1, commencing on August 1, 2010. We may, at our option, redeem all or part of the 2017 Notes at any time prior to February 1, 2014 at a make-whole redemption price, and at any time on or after February 1, 2014 at fixed redemption prices. In addition, prior to February 1, 2013, we may, at our option, redeem up to 35% of the 2017 Notes with the cash proceeds of certain equity offerings. The 2017 Notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the 2017 Notes a right to accelerate payment. At September 30, 2010, $4.0 million had been accrued in connection with the February 1, 2011 interest payment.
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
Note 5 – Comprehensive Income
          The following table illustrates the components of comprehensive income for the three and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Net income (loss)	$20.3	$51.1	$76.0	$(147.6)
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	(6.5)	(28.5)	21.6	(68.9)

Comprehensive income (loss) attributable to Stone Energy Corporation	$13.8	$22.6	$97.6	$(216.5)

Note 6 – Asset Retirement Obligations
     The change in our asset retirement obligations during the nine months ended September 30, 2010 is set forth below:

Nine Months
Ended
September 30,
2010
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$295.5
Revision of estimates	26.1
Liabilities settled	(28.7)
Accretion expense	19.8

Asset retirement obligations as of the end of the period, including current portion	$312.7

          In October 2010, we received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) indicating that certain identified wells and facilities operated by us will need to be retired on a timing schedule, which was accelerated from the timing estimated in calculating liabilities for asset retirement obligations. The BOEMRE has requested that we submit an abandonment plan by February 2011 for the identified wells and facilities after which the BOEMRE will issue a final order. In the third quarter of 2010, we increased our asset retirement obligations in the amount of $26.1 million for the estimated impact of the accelerated timing of the retirement of these assets. The final order will ultimately determine the impact on our asset retirement obligations and could result in an additional upward or downward revision.

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
          As of September 30, 2010, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for the credit risk of Stone and its counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy and collar contracts are included within the Level 3 fair value hierarchy. Significant unobservable inputs used in establishing fair value for the collars were the volatility impacts in the pricing model as it relates to the call and put portions of the collar. For a more detailed description of our derivative instruments, see Note 3 — Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in money market funds, which are included within the Level 1 fair value hierarchy.
          The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2010
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Money market funds	$7.2	$7.2	$—	$—
Hedging contracts	27.0	—	27.0	—

Total	$34.2	$7.2	$27.0	$—

Fair Value Measurements at September 30, 2010
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
(in millions)
Hedging contracts	$(16.8)	$—	$(16.8)	$—

Total	$(16.8)	$—	$(16.8)	$—

          The fair value of cash and cash equivalents, accounts receivable, accounts payable to vendors and our variable-rate bank debt approximated book value at September 30, 2010 and December 31, 2009. As of September 30, 2010, the fair value of our $275 million 8 5/8% Senior Notes due 2017 was approximately $269.5 million. As of December 31, 2009, the fair value of our $200 million 8 1/4% Senior Subordinated Notes due 2011 was approximately $200 million. In the first quarter of 2010, we used the proceeds from the 8 5/8% Senior Notes offering to purchase and redeem our 8 1/4% Senior Subordinated Notes due 2011. As of September 30, 2010 and December 31, 2009, the fair value of our $200 million 6 3/4% Senior Subordinated Notes due 2014 was approximately $185 million and $178 million, respectively. The fair values of our outstanding notes were determined based upon quotes obtained from brokers.
Note 9 – Acquisitions and Divestitures
     Included in other current liabilities at September 30, 2010, is a $52.6 million accrual for amounts due related to lease acreage acquisitions from various landowners in Appalachia, which represents a non-cash investing activity for purposes of the statement of cash flows.
     In April 2010, we divested our leasehold interest in approximately 7,000 acres in the Marcellus Shale for approximately $29 million.
Note 10 — Commitments and Contingencies
          Franchise Tax Action. We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due. In addition, we have received preliminary assessments from the LDR for additional franchise taxes resulting from audits of a subsidiary. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. Total asserted claims plus estimated accrued interest amount to approximately $20.4 million. The franchise tax years 2007 through 2009 for Stone remain subject to examination, which potentially exposes us to additional estimated assessments of $7.2 million including accrued interest.
          Ad Valorem Tax Suit. In August 2009, Gene P. Bonvillain, in his capacity as Assessor for the Parish of Terrebonne, State of Louisiana, filed civil action No. 90-03540 and other consolidated cases in the United States District Court for the Eastern District of Louisiana against approximately thirty oil and gas companies, including Stone, and their respective chief executive officers for allegedly unpaid ad valorem taxes. The amount originally alleged to be due by Stone for the years 1998 through 2008 was $11.3 million. The defendants were subsequently served and filed motions to dismiss this litigation pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On March 29, 2010, the trial court judge dismissed plaintiff’s claims without prejudice, with the dismissal to become effective within ten days unless plaintiff filed an amended complaint correcting its deficiencies. On April 8, 2010, plaintiff filed a first amended complaint without naming any of the chief executive officers as defendants and with an amount allegedly due by Stone of “not less than” $3.5 million. Defendants filed motions to dismiss this litigation, and the trial court judge granted these motions to dismiss on July 26, 2010. Subsequently, Bonvillain appealed the dismissal, and the appeal is currently pending before the 5th Circuit Court of Appeals.
Note 11 — Income Taxes
          The following is a reconciliation of unrecognized tax benefits for the nine months ended September 30, 2010:

(in millions)
Total unrecognized tax benefits as of December 31, 2009	$25.7
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during a prior period	0.9
Tax positions taken during the current period	—
Settlements with taxing authorities	(24.5)
Lapse of applicable statute of limitations	(1.2)

Total unrecognized tax benefits as of September 30, 2010	$0.9

     We had a net benefit of $0.3 million in the current period as a result of net amounts recognized that impacted our effective rate. In addition, we recognized a $1.1 million net credit to interest expense associated with additions and reductions to unrecognized tax benefits. The entire balance of unrecognized tax benefits at September 30, 2010 would impact our tax rate if recognized.

Note 12 — Guarantor Financial Statements
     Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 6 3/4% Senior Subordinated Notes due 2014 and our 8 5/8% Senior Notes due 2017. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents condensed consolidating financial information as of September 30, 2010 and December 31, 2009 and for the three and nine-month periods ended September 30, 2010 and 2009 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, and consolidated basis. Prior periods have been adjusted to reflect a change in the allocation of amounts to individual entities. Elimination entries presented are necessary to combine the entities.
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$83,632	$1,556	$182	$—	$85,370
Accounts receivable	49,162	373,802	691	(323,488)	100,167
Fair value of hedging contracts	22,538	—	—	—	22,538
Deferred tax asset	14,561	—	—	—	14,561
Inventory	6,642	297	—	—	6,939
Other current assets	1,147	15	—	—	1,162

Total current assets	177,682	375,670	873	(323,488)	230,737
Oil and gas properties — United States Proved, net	127,809	760,969	4,659	—	893,437
Unevaluated	340,325	76,401	—	—	416,726
Building and land, net	5,717	—	—	—	5,717
Fair value of hedging contracts	4,462	—	—	—	4,462
Fixed assets, net	4,236	—	—	—	4,236
Other assets, net	20,464	—	—	—	20,464
Investment in subsidiary	835,370	581	—	(835,951)	—

Total assets	$1,516,065	$1,213,621	$5,532	$(1,159,439)	$1,575,779

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$50,000	$—	$—	$—	$50,000
Accounts payable to vendors	359,267	30,830	6	(323,488)	66,615
Undistributed oil and gas proceeds	20,693	450	—	—	21,143
Fair value of hedging contracts	14,104	—	—	—	14,104
Asset retirement obligations	—	40,892	—	—	40,892
Current income tax payable	5,096	—	—	—	5,096
Other current liabilities	67,816	531	—	—	68,347

Total current liabilities	516,976	72,703	6	(323,488)	266,197
Long-term debt	475,000	—	—	—	475,000
Deferred taxes *	(20,415)	115,678	—	—	95,263
Asset retirement obligations	83,700	183,159	4,944	—	271,803
Fair value of hedging contracts	2,651	—	—	—	2,651
Other long-term liabilities	14,018	6,712	—	—	20,730

Total liabilities	1,071,930	378,252	4,950	(323,488)	1,131,644

Commitments and contingencies

Stockholders’ equity:
Common stock	478	—	—	—	478
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,329,013	2,125,517	1,639	(2,127,156)	1,329,013
Accumulated earnings (deficit)	(890,711)	(1,290,148)	(1,057)	1,291,205	(890,711)
Accumulated other comprehensive income	6,215	—	—	—	6,215

Total stockholders’ equity	444,135	835,369	582	(835,951)	444,135

Total liabilities and stockholders’ equity	$1,516,065	$1,213,621	$5,532	$(1,159,439)	$1,575,779

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$64,830	$3,963	$500	$—	$69,293
Accounts receivable	53,396	169,053	144	(104,464)	118,129
Fair value of hedging contracts	16,223	—	—	—	16,223
Deferred tax asset	14,571	—	—	—	14,571
Inventory	8,145	572	—	—	8,717
Other current assets	771	43	—	—	814

Total current assets	157,936	173,631	644	(104,464)	227,747
Oil and gas properties — United States Proved, net	76,066	774,980	5,421	—	856,467
Unevaluated	226,289	102,953	—	—	329,242
Building and land, net	5,723	—	—	—	5,723
Fair value of hedging contracts	1,771	—	—	—	1,771
Fixed assets, net	4,084	—	—	—	4,084
Other assets, net	29,208	—	—	—	29,208
Investment in subsidiary	739,834	890	—	(740,724)	—

Total assets	$1,240,911	$1,052,454	$6,065	$(845,188)	$1,454,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$135,518	$35,247	$562	$(104,464)	$66,863
Undistributed oil and gas proceeds	14,828	452	—	—	15,280
Fair value of hedging contracts	34,859	—	—	—	34,859
Asset retirement obligations	9,597	20,918	—	—	30,515
Current income tax payable	11,110	—	—	—	11,110
Other current liabilities	42,223	760	—	—	42,983

Total current liabilities	248,135	57,377	562	(104,464)	201,610
Long-term debt	575,000	—	—	—	575,000
Deferred taxes *	(17,459)	61,987	—	—	44,528
Asset retirement obligations	73,864	186,545	4,612	—	265,021
Fair value of hedging contracts	7,721	—	—	—	7,721
Other long-term liabilities	11,700	6,712	—	—	18,412

Total liabilities	898,961	312,621	5,174	(104,464)	1,112,292

Commitments and contingencies

Stockholders’ equity:
Common stock	475	—	—	—	475
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,324,410	2,125,517	1,639	(2,127,156)	1,324,410
Accumulated earnings (deficit)	(966,695)	(1,385,684)	(748)	1,386,432	(966,695)
Accumulated other comprehensive loss	(15,380)	—	—	—	(15,380)

Total stockholders’ equity	341,950	739,833	891	(740,724)	341,950

Total liabilities and stockholders’ equity	$1,240,911	$1,052,454	$6,065	$(845,188)	$1,454,242

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$16,653	$81,035	$—	$—	$97,688
Gas production	14,742	40,780	—	—	55,522
Derivative income, net	405	—	—	—	405

Total operating revenue	31,800	121,815	—	—	153,615

Operating expenses:
Lease operating expenses	19,865	17,017	—	—	36,882
Other operational expense	698	2,305	—	—	3,003
Production taxes	1,172	345	—	—	1,517
Depreciation, depletion, amortization	10,824	49,418	240	—	60,482
Accretion expense	1,769	4,725	111	—	6,605
Salaries, general and administrative	9,742	8	1	—	9,751
Incentive compensation expense	767	—	—	—	767

Total operating expenses	44,837	73,818	352	—	119,007

Income (loss) from operations	(13,037)	47,997	(352)	—	34,608

Other (income) expenses:
Interest expense	2,654	13	—	—	2,667
Interest income	(49)	(2)	—	—	(51)
Other (income) expense, net	(1,436)	(16)	(293)	—	(1,745)
(Income) loss from investment in subsidiary	(29,671)	59	—	29,612	—

Total other (income) expenses	(28,502)	54	(293)	29,612	871

Income (loss) before taxes	15,465	47,943	(59)	(29,612)	33,737

Provision (benefit) for income taxes:
Current	10,182	—	—	—	10,182
Deferred	(14,998)	18,272	—	—	3,274

Total income taxes	(4,816)	18,272	—	—	13,456

Net income (loss)	$20,281	$29,671	$(59)	$(29,612)	$20,281

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$40,212	$94,525	$—	$—	$134,737
Gas production	31,952	36,030	—	—	67,982

Total operating revenue	72,164	130,555	—	—	202,719

Operating expenses:
Lease operating expenses	9,401	18,735	—	—	28,136
Production taxes	1,432	694	—	—	2,126
Depreciation, depletion, amortization	11,515	57,059	78	—	68,652
Accretion expense	2,319	5,801	11	—	8,131
Salaries, general and administrative	9,480	9	1	—	9,490
Incentive compensation expense	1,932	—	—	—	1,932
Impairment of inventory	1,055	220	—	—	1,275
Derivative expense, net	91	—	—	—	91

Total operating expenses	37,225	82,518	90	—	119,833

Income (loss) from operations	34,939	48,037	(90)	—	82,886

Other (income) expenses:
Interest expense	5,149	21	—	—	5,170
Interest income	(149)	(6)	—	—	(155)
Other (income) expense, net	(813)	25	(149)	—	(937)
(Income) loss from investment in subsidiary	(31,234)	(60)	—	31,294	—

Total other (income) expenses	(27,047)	(20)	(149)	31,294	4,078

Income (loss) before taxes	61,986	48,057	59	(31,294)	78,808

Provision for income taxes:
Current	1,615	—	—	—	1,615
Deferred	9,319	16,821	—	—	26,140

Total income taxes	10,934	16,821	—	—	27,755

Net income (loss)	$51,052	$31,236	$59	$(31,294)	$51,053

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$41,262	$260,150	$—	$—	$301,412
Gas production	44,166	135,405	—	—	179,571
Derivative income, net	3,818	—	—	—	3,818

Total operating revenue	89,246	395,555	—	—	484,801

Operating expenses:
Lease operating expenses	37,061	75,368	—	—	112,429
Other operational expense	1,973	3,477	—	—	5,450
Production taxes	3,481	1,280	—	—	4,761
Depreciation, depletion, amortization	31,650	152,467	783	—	184,900
Accretion expense	5,311	14,174	332	—	19,817
Salaries, general and administrative	30,184	14	1	—	30,199
Incentive compensation expense	2,113	—	—	—	2,113

Total operating expenses	111,773	246,780	1,116	—	359,669

Income (loss) from operations	(22,527)	148,775	(1,116)	—	125,132

Other (income) expenses:
Interest expense	9,283	(10)	—	—	9,273
Interest income	(1,106)	(4)	—	—	(1,110)
Other (income) expense, net	(3,254)	(658)	(807)	—	(4,719)
Early extinguishment of debt	1,820	—	—	—	1,820
(Income) loss from investment in subsidiary	(95,536)	309	—	95,227	—

Total other (income) expenses	(88,793)	(363)	(807)	95,227	5,264

Income (loss) before taxes	66,266	149,138	(309)	(95,227)	119,868

Provision (benefit) for income taxes:
Current	5,006	(88)	—	—	4,918
Deferred	(14,724)	53,690	—	—	38,966

Total income taxes	(9,718)	53,602	—	—	43,884

Net income (loss)	$75,984	$95,536	$(309)	$(95,227)	$75,984

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2009
(In thousands of dollars)

		Guarantor	Non- Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$106,662	$206,901	$—	$—	$313,563
Gas production	89,919	108,553	—	—	198,472
Derivative income, net	3,106	—	—	—	3,106

Total operating revenue	199,687	315,454	—	—	515,141

Operating expenses:
Lease operating expenses	28,587	98,825	—	—	127,412
Other operational expense	2,400	—	—	—	2,400
Production taxes	4,728	1,238	—	—	5,966
Depreciation, depletion, amortization	33,184	152,938	200	—	186,322
Write-down of oil and gas properties	—	340,083	—	—	340,083
Accretion expense	7,448	17,402	34	—	24,884
Salaries, general and administrative	30,891	181	1	—	31,073
Incentive compensation expense	3,349	—	—	—	3,349
Impairment of inventory	7,414	1,040	—	—	8,454

Total operating expenses	118,001	611,707	235	—	729,943

Income (loss) from operations	81,686	(296,253)	(235)	—	(214,802)

Other (income) expenses:
Interest expense	15,062	62	—	—	15,124
Interest income	(430)	(7)	—	—	(437)
Other (income) expense, net	(2,368)	65	(459)	—	(2,762)
(Income) loss from investment in subsidiary	192,526	(197)	—	(192,329)	—

Total other (income) expenses	204,790	(77)	(459)	(192,329)	11,925

Income (loss) before taxes	(123,104)	(296,176)	224	192,329	(226,727)

Provision (benefit) for income taxes:
Current	1,638	—	—	—	1,638
Deferred	22,902	(103,650)	—	—	(80,748)

Total income taxes	24,540	(103,650)	—	—	(79,110)

Net income (loss)	(147,644)	(192,526)	224	192,329	(147,617)
Less: Net income attributable to non-controlling interest	—	—	—	27	27

Net income (loss) attributable to Stone Energy Corporation	$(147,644)	$(192,526)	$224	$192,302	$(147,644)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010
(In thousands of dollars)

		Guarantor	Non- Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$75,984	$95,536	($309)	($95,227)	$75,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	31,650	152,467	783	—	184,900
Accretion expense	5,311	14,174	332	—	19,817
Deferred income tax provision (benefit)	(14,724)	53,690	—	—	38,966
Settlement of asset retirement obligations	(5,012)	(23,640)	—	—	(28,652)
Non-cash stock compensation expense	4,023	—	—	—	4,023
Excess tax benefits	(297)	—	—	—	(297)
Non-cash derivative income	(1,459)	—	—	—	(1,459)
Early extinguishment of debt	1,820	—	—	—	1,820
Non-cash (income) loss from investment in subsidiary	(95,536)	309	—	95,227	—
Other non-cash expenses	741	—	—	—	741
Change in current income taxes	(5,926)	(88)	—	—	(6,014)
(Increase) decrease in accounts receivable	231,945	(191,343)	(1,033)	—	39,569
(Increase) decrease in other current assets	(361)	56	—	—	(305)
Decrease in inventory	1,503	275	—	—	1,778
Decrease in accounts payable	(959)	(306)	—	—	(1,265)
Decrease in other current liabilities	(21,171)	(230)	—	—	(21,401)
Other expenses	561	700	—	—	1,261

Net cash provided by (used in) operating activities	208,093	101,600	(227)	—	309,466

Cash flows from investing activities:
Investment in oil and gas properties	(157,192)	(104,687)	(91)	—	(261,970)
Proceeds from sale of oil and gas properties, net of expenses	30,955	680	—	—	31,635
Investment in fixed and other assets	(1,722)	—	—	—	(1,722)

Net cash used in investing activities	(127,959)	(104,007)	(91)	—	(232,057)

Cash flows from financing activities:
Repayment of bank borrowings	(125,000)	—	—	—	(125,000)
Redemption of senior subordinated notes	(200,503)	—	—	—	(200,503)
Proceeds from issuance of senior notes	275,000	—	—	—	275,000
Deferred financing costs	(9,766)	—	—	—	(9,766)
Excess tax benefits	297	—	—	—	297
Net payments for share based compensation	(1,360)	—	—	—	(1,360)

Net cash used in financing activities	(61,332)	—	—	—	(61,332)

Net increase (decrease) in cash and cash equivalents	18,802	(2,407)	(318)	—	16,077
Cash and cash equivalents, beginning of period	64,830	3,963	500	—	69,293

Cash and cash equivalents, end of period	$83,632	$1,556	$182	$—	$85,370

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(147,644)	$(192,526)	$224	$192,329	$(147,617)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	33,184	152,938	200	—	186,322
Write-down of oil and gas properties	—	340,083	—	—	340,083
Impairment of inventory	7,414	1,040	—	—	8,454
Accretion expense	7,448	17,402	34	—	24,884
Deferred income tax provision (benefit)	22,902	(103,650)	—	—	(80,748)
Settlement of asset retirement obligations	(6,138)	(55,256)	—	—	(61,394)
Non-cash stock compensation expense	4,392	—	—	—	4,392
Non-cash derivative expense	3,451	—	—	—	3,451
Non-cash (income) loss from investment in subsidiary	192,526	(197)	—	(192,329)	—
Other non-cash expenses	(96)	—	—	—	(96)
Unrecognized proceeds from unwound derivative contracts	35,095	—	—	—	35,095
Change in current income taxes	30,374	1,676	—	—	32,050
(Increase) decrease in accounts receivable	100,980	(50,903)	263	(455)	49,885
Decrease in other current assets	349	42	—	—	391
Decrease in inventory	16,129	794	—	—	16,923
Increase (decrease) in accounts payable	(20,668)	2,867	(715)	—	(18,516)
Decrease in other current liabilities	(19,519)	(958)	—	—	(20,477)
Other expenses	(191)	27	—	—	(164)

Net cash provided by (used in) operating activities	259,988	113,379	6	(455)	372,918

Cash flows from investing activities:
Investment in oil and gas properties	(132,681)	(99,983)	—	455	(232,209)
Proceeds from sale of oil and gas properties, net of expenses	5,571	—	—	—	5,571
Sale of fixed assets	—	35	—	—	35
Investment in fixed and other assets	(1,276)	—	—	—	(1,276)
Acquisition of non-controlling interest in subsidiary	—	(40)	—	—	(40)

Net cash provided by (used in) investing activities	(128,386)	(99,988)	—	455	(227,919)

Cash flows from financing activities:
Net proceeds from issuance of common stock	60,442	—	—	—	60,442
Repayment of bank borrowings	(175,000)	—	—	—	(175,000)
Deferred financing costs	(65)	—	—	—	(65)
Purchase of treasury stock	(347)	—	—	—	(347)
Net payments for share based compensation	(417)	—	—	—	(417)

Net cash used in financing activities	(115,387)	—	—	—	(115,387)

Net increase in cash and cash equivalents	16,215	13,391	6	—	29,612
Cash and cash equivalents, beginning of period	67,122	818	197	—	68,137

Cash and cash equivalents, end of period	$83,337	$14,209	$203	$—	$97,749

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of September 30, 2010, and the related condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
November 4, 2010

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
          Forward-looking statements appear in a number of places and include statements with respect to, among other things:
•	any expected results or benefits associated with our acquisitions;

•	estimates of our future oil and natural gas production, including estimates of any increases in oil and gas production;

•	planned capital expenditures and the availability of capital resources to fund capital expenditures;

•	our outlook on oil and gas prices;

•	estimates of our oil and gas reserves;

•	any estimates of future earnings growth;

•	the impact of political and regulatory developments;

•	our outlook on the resolution of pending litigation and government inquiry;

•	estimates of the impact of new accounting pronouncements on earnings in future periods;

•	our future financial condition or results of operations and our future revenues and expenses;

•	our access to capital and our anticipated liquidity;

•	estimates of future income taxes; and

•	our business strategy and other plans and objectives for future operations.
          We caution you that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and marketing of oil and natural gas. These risks include, among other things:
•	commodity price volatility;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under our credit facility and ceiling test write-downs and impairments;

•	our ability to replace and sustain production;

•	the impact of a financial crisis on our business operations, financial condition and ability to raise capital;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	third party interruption of sales to market;

•	inflation;

•	lack of availability of goods and services;

•	regulatory and environmental risks associated with drilling and production activities;

•	drilling and other operating risks;

•	unsuccessful exploration and development drilling activities;

•	hurricanes and other weather conditions;

•	the adverse effects of changes in applicable tax, environmental, derivatives and other regulatory legislation, including changes affecting our offshore and Appalachian operations;

•	the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures; and

•	the other risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.
          Should one or more of the risks or uncertainties described above, in our Annual Report on Form 10-K for the year ended December 31, 2009, or in our Quarterly Reports on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

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
          In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by BP in ultra deep water in the Gulf of Mexico. As a result of the explosion, ensuing fire and apparent failure of the blowout preventers, the rig sank and created a catastrophic oil spill that produced widespread economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, the Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE,” formerly the Minerals Management Service) of the U.S. Department of the Interior issued a “Notice to Lessees” (“NTL”) on May 30, 2010, and a revised notice on July 12, 2010, implementing a moratorium on deepwater drilling activities that effectively halted deepwater drilling of wells. While the moratorium was in place, the BOEMRE issued a series of NTLs and adopted changes to its regulations to impose a variety of new measures intended to help prevent a similar disaster in the future. The moratorium was lifted on October 12, 2010, but offshore operators must now comply with strict new safety and operating requirements.
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
          For more information, please read the discussion in this report under Part II, Item 1A “Risk Factors.”
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
Other Factors Affecting Our Business and Financial Results
          In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion in Part I, Item 1A, of our Annual Report on Form 10-K and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 regarding these other risk factors and in this report under Part II, Item 1A, “Risk Factors.”

Known Trends and Uncertainties
          BP/Deepwater Horizon Oil Spill — The explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the GOM (see “Item 1A. Risk Factors”). Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties, a substantial portion of which is in the deep water of the GOM. As of September 30, 2010, we have approximately $256 million of investments in unevaluated oil and gas properties that relate to offshore leases, the majority of which are in the deep water GOM. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of September 30, 2010, the computation of our ceiling test indicated a cushion of approximately $242.3 million.
          Asset Retirement Obligations — In October 2010, we received notification from the BOEMRE indicating that certain identified wells and facilities operated by us will need to be retired on a timing schedule which was accelerated from the timing estimated in calculating liabilities for asset retirement obligations. The BOEMRE has requested that we submit an abandonment plan by February 2011 for the identified wells and facilities after which the BOEMRE will issue a final order. In the third quarter of 2010, we increased our asset retirement obligations in the amount of $26.1 million for the estimated impact of the accelerated timing of the retirement of these assets. The final order will ultimately determine the impact on our asset retirement obligations and could result in an additional upward or downward revision. See “Item 1A. Risk Factors”.
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
          Reserve Replacement — We have faced challenges in replacing reserves at a reasonable unit cost. Our diversification into the deep water/deep shelf GOM and Appalachia are strategies we are employing to mitigate this trend. Failure to replace reserves at an acceptable unit cost can result in higher unit rates of depreciation, depletion and amortization and ceiling test write-downs. Failure to replace reserves can also result in a net reduction in production volumes.
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
Liquidity and Capital Resources
          At November 3, 2010, we had $281.9 million of availability under our bank credit facility and cash on hand of approximately $92.7 million. Our capital expenditure budget for 2010 has been increased to $425 million, which includes specific Appalachian lease acreage acquisitions, but excludes material acquisitions and capitalized interest and general administrative expenses. We intend to finance our capital expenditure budget primarily with cash flow from operations and borrowings under our bank credit facility. If we do not have sufficient cash flow from operations or availability under our bank credit facility, we may be forced to reduce our capital expenditures. To the extent that 2010 cash flow from operations exceeds our estimated 2010 capital expenditures, we may pay down a portion of our existing debt, expand our capital budget, or invest in money markets.
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
          Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $309.5 million during the nine months ended September 30, 2010 compared to $372.9 million in the comparable period in 2009. Net cash flow provided by operating activities during the nine months ended September 30, 2009 included $35.1 million of proceeds from the unwinding of derivative contracts. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2010 capital expenditures with cash flow provided by operating activities and borrowings under our bank credit facility.

          Net cash flow used in investing activities totaled $232.1 million during the nine months ended September 30, 2010, which primarily represents our investment in oil and natural gas properties offset by proceeds from the sale of oil and natural gas properties. Net cash flow used in investing activities totaled $227.9 million during the nine months ended September 30, 2009, which primarily represents our investment in oil and natural gas properties offset by proceeds from the sale of oil and natural gas properties.
          Net cash flow used in financing activities totaled $61.3 million for the nine months ended September 30, 2010, which primarily represents repayments of borrowings under our bank credit facility of $125.0 million, the redemption of our 8 1/4% Senior Subordinated Notes due 2011 of $200.5 million, net of proceeds from the public offering of our 8 5/8% Senior Notes due 2017 of approximately $275.0 million less $9.8 million of deferred financing costs. Net cash flow used in financing activities totaled $115.4 million for the nine months ended September 30, 2009, which primarily represents repayments of borrowings under our bank credit facility of approximately $175.0 million net of proceeds from the sale of common stock of approximately $60.4 million.
          We had a working capital deficit at September 30, 2010 of $35.5 million primarily due to the classification of our outstanding borrowings of $50.0 million under our bank credit facility as current.
          Capital Expenditures. During the three months ended September 30, 2010, additions to oil and gas property costs of $171.0 million included $64.2 million of lease and property acquisition costs, $4.4 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $8.0 million of capitalized interest. During the nine months ended September 30, 2010, additions to oil and gas property costs of $305.6 million included $115.0 million of lease and property acquisition costs, $13.4 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $21.6 million of capitalized interest. These investments were financed by cash flow from operations.
          Bank Credit Facility. On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, with a syndicated bank group. We are currently exploring alternatives for an extension or renegotiation of our bank credit facility which would extend the due date. At September 30, 2010, we had $50 million of outstanding borrowings under our bank credit facility, letters of credit totaling $63.1 million had been issued pursuant to our bank credit facility, and the weighted average interest rate under our bank credit facility was approximately 2.5%. On October 29, 2010, our borrowing base was reaffirmed at $395 million. As of November 3, 2010, we had $281.9 million of availability under our bank credit facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Offshore.
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
          Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through September 30, 2010, 300,000 shares had been repurchased under this program at a total cost of approximately $7.1 million, or an average price of $23.57 per share. No shares were repurchased during the nine months ended September 30, 2010.

Results of Operations
          The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	September 30,
	2010	2009	Variance	% Change
Production:
Oil (MBbls)	1,347	1,741	(394)	(23%)
Natural gas (MMcf)	10,130	11,517	(1,387)	(12%)
Oil and natural gas (MMcfe)	18,212	21,963	(3,751)	(17%)
Revenue data (in thousands) (a):
Oil revenue	$97,688	$134,737	$(37,049)	(28%)
Natural gas revenue	55,522	67,982	(12,460)	(18%)

Total oil and natural gas revenue	$153,210	$202,719	$(49,509)	(24%)
Average prices (a):
Oil (per Bbl)	$72.52	$77.39	$(4.87)	(6%)
Natural gas (per Mcf)	5.48	5.90	(0.42)	(7%)
Oil and natural gas (per Mcfe)	8.41	9.23	(0.82)	(9%)
Expenses (per Mcfe):
Lease operating expenses	$2.03	$1.28	$0.75	59%
Salaries, general and administrative expenses (b)	0.54	0.43	0.11	26%
DD&A expense on oil and gas properties	3.24	3.06	0.18	6%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.

	Nine Months Ended
	September 30,
	2010	2009	Variance	% Change
Production:
Oil (MBbls)	4,199	4,579	(380)	(8%)
Natural gas (MMcf)	31,874	30,899	975	3%
Oil and natural gas (MMcfe)	57,068	58,373	(1,305)	(2%)
Revenue data (in thousands) (a):
Oil revenue	$301,412	$313,563	$(12,151)	(4%)
Natural gas revenue	179,571	198,472	(18,901)	(10%)

Total oil and natural gas revenue	$480,983	$512,035	$(31,052)	(6%)
Average prices (a):
Oil (per Bbl)	$71.78	$68.48	$3.30	5%
Natural gas (per Mcf)	5.63	6.42	(0.79)	(12%)
Oil and natural gas (per Mcfe)	8.43	8.77	(0.34)	(4%)
Expenses (per Mcfe):
Lease operating expenses	$1.97	$2.18	$(0.21)	(10%)
Salaries, general and administrative expenses (b)	0.53	0.53	—	—
DD&A expense on oil and gas properties	3.16	3.12	0.04	1%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
          During the three months ended September 30, 2010, we reported net income totaling $20.3 million, or $0.42 per share, compared to net income for the three months ended September 30, 2009 of $51.1 million, or $1.06 per share. For the nine months ended September 30, 2010, we reported net income of $76.0 million, or $1.57 per share. For the nine months ended September 30, 2009, we reported a net loss totaling $147.6 million, or $3.45 per share. All per share amounts are on a diluted basis.
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
          The variance in the three and nine-month periods’ results was also due to the following components:
          Production. During the three months ended September 30, 2010, total production volumes decreased 17% to 18.2 Bcfe compared to 22.0 Bcfe produced during the comparable 2009 period. Oil production during the three months ended September 30, 2010 totaled approximately 1,347,000 barrels compared to 1,741,000 barrels produced during the three months ended September, 2009, while natural gas production totaled 10.1 Bcf during the three months ended September 30, 2010 compared to

11.5 Bcf produced during the comparable period of 2009. Production deferrals due to hurricanes totaled approximately 1.1 Bcfe for the three months ended September 30, 2009. Without the effects of hurricane production deferrals, production volumes decreased approximately 4.9 Bcfe for the three months ended September 30, 2010 compared to the comparable 2009 period as a result of natural production declines in the GOM.
          Production volumes for the nine months ended September 30, 2010 totaled 4,199,000 barrels of oil and 31.9 Bcf of natural gas compared to 4,579,000 barrels of oil and 30.9 Bcf of natural gas produced during the comparable 2009 period. Production deferrals due to hurricanes for the nine months ended September 30, 2009 amounted to 11.8 Bcfe. Without the effects of hurricane production deferrals, year-to-date 2010 production volumes decreased approximately 13.1 Bcfe from year-to-date 2009 production volumes as a result of natural production declines in the GOM.
          Prices. Prices realized during the three months ended September 30, 2010 averaged $72.52 per Bbl of oil and $5.48 per Mcf of natural gas, or 9% lower, on an Mcfe basis, than average realized prices of $77.39 per Bbl of oil and $5.90 per Mcf of natural gas during the comparable 2009 period. During the nine months ended September 30, 2010, average realized prices were $71.78 per Bbl of oil and $5.63 per Mcf of natural gas, compared to $68.48 per Bbl of oil and $6.42 per Mcf of natural gas for the comparable 2009 period. All unit pricing amounts include the cash settlement of effective hedging contracts.
          We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $0.96 per Mcf and decreased our average realized oil price by $2.79 per Bbl during the three months ended September 30, 2010. During the three months ended September 30, 2009, our effective hedging transactions increased our average realized natural gas price by $2.37 per Mcf and increased our average realized oil price by $10.92 per Bbl. Effective hedging transactions for the nine months ended September 30, 2010 increased our average realized natural gas price by $0.82 per Mcf and decreased our average realized oil price by $4.25 per Bbl. During the nine months ended September 30, 2009, effective hedging transactions increased our average realized natural gas price by $2.44 per Mcf and increased our average realized oil price by $12.39 per Bbl.
          Income. Oil and natural gas revenue was $153.2 million during the three months ended September 30, 2010, compared to $202.7 million during the comparable period of 2009. The decrease is attributable to a 9% decrease in average realized prices on a gas equivalent basis along with a 17% decrease in oil and natural gas production volumes. Oil and natural gas revenue for the nine months ended September 30, 2010 totaled $481.0 million compared to $512.0 million during the comparable 2009 period. The decrease was primarily due to a 4% decrease in average realized prices on a gas equivalent basis along with a 2% decrease in oil and natural gas production volumes.
          Derivative Income/Expense. During the year-to-date periods ended September 30, 2010 and 2009, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Net derivative income for the three months ended September 30, 2010, totaled $0.4 million, consisting of $0.8 million of cash settlements on the ineffective portion of derivative contracts, less $0.4 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative expense for the three months ended September 30, 2009, totaled $0.1 million, consisting of $0.2 million of cash settlements on the ineffective derivative contracts, less $0.3 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative income for the nine months ended September 30, 2010 totaled $3.8 million, consisting of $2.4 million of cash settlements on the ineffective portion of the derivative contracts, plus $1.4 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative income for the nine months ended September 30, 2009 totaled $3.1 million, consisting of $7.8 million of cash settlements on the ineffective portion of the derivative contracts, less $4.7 million of changes in the fair market value of the ineffective portion of derivative contracts.
          Expenses. Lease operating expenses during the three months ended September 30, 2010 and 2009 totaled $36.9 million and $28.1 million, respectively. The three months ended September 30, 2009 included approximately $12 million in downward adjustments of previously accrued major maintenance and base lease operating costs as a result of actual costs being less than the previously accrued estimated amounts. For the nine months ended September 30, 2010 and 2009, lease operating expenses totaled $112.4 million and $127.4 million, respectively. Lease operating expenses during the nine months ended September 30, 2009 included approximately $9.5 million of repairs in excess of estimated insurance recoveries related to damage from Hurricanes Gustav and Ike. On a unit of production basis, lease operating expenses were $1.97 per Mcfe and $2.18 per Mcfe for the nine months ended September 30, 2010 and 2009, respectively.
          The other operational expense charge of $3.0 million for the three months ended September 30, 2010 included a $0.8 million loss on the sale of non-dedicated tubular inventory and $2.2 million of charges related to a delay in the drilling of the second well in our Amberjack drilling program as a result of the deep water drilling moratorium. For the nine months ended September 30, 2010, other operational expenses of $5.5 million included a $2.2 million loss on the sale of non-dedicated tubular inventory and a total of $3.3 million of charges related to a delay in the drilling of the second well in our Amberjack drilling program as a result of the deep water drilling moratorium. The other operational expense charge of $2.4 million for the nine months ended September 30, 2009 related to the cancellation of a drilling contract based on declining commodity prices and the economic environment at that time.

          Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the three months ended September 30, 2010 totaled $59.0 million, or $3.24 per Mcfe, compared to $67.2 million, or $3.06 per Mcfe, during the comparable period of 2009. For the nine months ended September 30, 2010 and 2009, DD&A expense totaled $180.4 million and $181.9 million, respectively.
          Accretion expense for the three months ended September 30, 2010 was $6.6 million compared to $8.1 million for the comparable period of 2009. For the nine months ended September 30, 2010 and 2009, accretion expense totaled $19.8 million and $24.9 million, respectively. The decrease is primarily due to a decrease in our credit adjusted risk free rate at December 31, 2009.
          Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the three months ended September 30, 2010 were $9.8 million compared to $9.5 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, SG&A totaled $30.2 million and $31.1 million, respectively.
          The impairment of inventory for the three months ended September 30, 2009 totaled $1.3 million and related to the write-down of our tubular inventory. For the nine months ended September 30, 2009, the impairment charge totaled $8.5 million. This charge was the result of the market value of these tubular goods falling below historical cost. We consider only tubular goods not committed to capital projects to be inventory items.
          Interest expense for the three months ended September 30, 2010 totaled $2.7 million, net of $8.0 million of capitalized interest, compared to interest expense of $5.2 million, net of $6.6 million of capitalized interest, during the comparable 2009 period. For the nine months ended September 30, 2010, interest expense totaled $9.3 million, net of capitalized interest of $21.6 million, compared to interest expense of $15.1 million, net of capitalized interest of $19.4 million for the comparable 2009 period. The decrease in interest cost is primarily the result of a decrease in outstanding borrowings under our bank credit facility.
          Total income taxes for the third quarter of 2010 were $13.5 million of which $10.2 million was in current income taxes. The increased effective tax rate of 40% was due to an increase in the provision for state income taxes as operational activities in the Marcellus Shale increase.
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

          Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 49% of our estimated 2010 production from estimated proved reserves, 32% of our estimated 2011 production from estimated proved reserves, and 6% of our estimated 2012 production from estimated proved reserves. See Item 1. Financial Statements — Note 3 — Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
          Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
          We had total debt outstanding of $525 million at September 30, 2010, of which $475 million, or approximately 91%, bears interest at fixed rates. The $475 million of fixed-rate debt is comprised of $275 million of 8 5/8% Senior Notes due 2017 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. At September 30, 2010, the remaining $50 million of our outstanding debt bears interest at a floating rate and consists of borrowings outstanding under our bank credit facility. At September 30, 2010, the weighted average interest rate under our bank credit facility was approximately 2.5% per annum. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.
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
          Our principal executive officer and our principal financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer believe that as of the end of the quarterly period ended September 30, 2010:
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
Changes in Internal Controls Over Financial Reporting
          There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          Ad Valorem Tax Suit. In August 2009, Gene P. Bonvillain, in his capacity as Assessor for the Parish of Terrebonne, State of Louisiana, filed civil action No. 90-03540 and other consolidated cases in the United States District Court for the Eastern District of Louisiana against approximately thirty oil and gas companies, including Stone, and their respective chief executive officers for allegedly unpaid ad valorem taxes. The amount originally alleged to be due by Stone for the years 1998 through 2008 was $11.3 million. The defendants were subsequently served and filed motions to dismiss this litigation pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On March 29, 2010, the trial court judge dismissed plaintiff’s claims without prejudice, with the dismissal to become effective within ten days unless plaintiff filed an amended complaint correcting its deficiencies. On April 8, 2010, plaintiff filed a first amended complaint without naming any of the chief executive officers as defendants and with an amount allegedly due by Stone of “not less than” $3.5 million. Defendants filed motions to dismiss this litigation, and the trial court judge granted these motions to dismiss on July 26, 2010. Subsequently, Bonvillain appealed the dismissal, and the appeal is currently pending before the 5th Circuit Court of Appeals.
          Litigation is subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation. Accordingly, we cannot currently predict the manner and timing of the resolution of these matters and are unable to estimate a range of possible losses or any minimum loss from such matters.
Item 1A. Risk Factors
          The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. Except as set forth below and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.
          The explosion and sinking of the Deepwater Horizon drilling platform in the Gulf of Mexico and the resulting oil spill have increased certain of the regulatory and other risks that we face and could have a material adverse effect on our business.
          In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by BP in ultra deep water in the Gulf of Mexico. As a result of the explosion, ensuing fire and apparent failure of the blowout preventers, the rig sank and created a catastrophic oil spill that produced widespread economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, the Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE,” formerly the Minerals Management Service) of the U.S. Department of the Interior issued a “Notice to Lessees” (“NTL”) on May 30, 2010, and a revised notice on July 12, 2010, implementing a moratorium on deepwater drilling activities that effectively halted deepwater drilling of wells using subsea blowout preventers (“BOPs”) or surface BOPs on a floating facility. While the moratorium was in place, the BOEMRE issued a series of NTLs and adopted changes to its regulations to impose a variety of new measures intended to help prevent a similar disaster in the future. The moratorium was lifted on October 12, 2010, but offshore operators must now comply with strict new safety and operating requirements. For example, before being allowed to resume drilling in deepwater, outer continental shelf operators must certify compliance with all applicable operating regulations found in 30 C.F.R. Part 250, including those rules recently placed into effect, such as rules relating to well casing and cementing,

BOPs, safety certification, emergency response, and worker training. Operators also must demonstrate the availability of adequate spill response and blowout containment resources. Notwithstanding the lifting of the moratorium, we anticipate that there will continue to be delays in the resumption of drilling-related activities, including delays in the issuance of drilling permits, as these various regulatory initiatives are fully implemented.
          In addition to the new requirements recently imposed by the BOEMRE, there have been a variety of proposals to change existing laws and regulations that could affect our operations and cause us to incur substantial costs. Implementation of any one or more of the various proposed changes could materially adversely affect operations in the Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory burdens, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the Gulf of Mexico and other offshore waters more difficult, more time consuming, and more costly. For example, Congress is currently considering a variety of amendments to the Oil Pollution Act of 1990, or “OPA”, in response to the Deepwater Horizon incident. OPA and regulations adopted pursuant to OPA impose a variety of requirements related to the prevention of and response to oil spills into waters of the United States, including the outer continental shelf waters where we have substantial operations. OPA subjects operators of offshore leases and owners and operators of oil handling facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from an oil spill, including, but not limited to, the costs of responding to a spill, natural resource damages and economic damages suffered by persons adversely affected by the spill. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating in offshore waters, although the Secretary of Interior may increase this amount. If OPA is amended to significantly increase the minimum level of financial responsibility, we may experience difficulty in providing financial assurances sufficient to comply with this requirement. If we are unable to provide the level of financial assurance required by OPA, we may be forced to sell our properties or operations located in offshore waters or enter into partnerships with other companies that can meet the increased financial responsibility requirement, and any such developments could have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating in offshore waters will be increased.
          Our estimates of future asset retirement obligations may vary significantly from period to period and are especially significant because our operations are almost exclusively in the Gulf of Mexico.
          We are required to record a liability for the discounted present value of our asset retirement obligations to plug and abandon inactive, non-producing wells, to remove inactive or damaged platforms, facilities and equipment, and to restore the land or seabed at the end of oil and natural gas production operations. These costs are typically considerably more expensive for offshore operations as compared to most land-based operations due to increased regulatory scrutiny and the logistical issues associated with working in waters of various depths. Estimating future restoration and removal costs in the Gulf of Mexico is especially difficult because most of the removal obligations may be many years in the future, regulatory requirements are subject to change or more restrictive interpretation, and asset removal technologies are constantly evolving, which may result in additional or increased costs. As a result, we may make significant increases or decreases to our estimated asset retirement obligations in future periods. For example, because we operate in the Gulf of Mexico, platforms, facilities and equipment are subject to damage or destruction as a result of hurricanes. The estimated cost to plug and abandon a well or dismantle a platform can change dramatically if the host platform from which the work was anticipated to be performed is damaged or toppled rather than structurally intact. Accordingly, our estimate of future asset retirement obligations could differ dramatically from what we may ultimately incur as a result of damage from a hurricane.
          In addition, the BOEMRE recently issued a NTL dated to be effective October 15, 2010 that establishes a more stringent regimen for the timely decommissioning of what is known as “idle iron” — wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator’s lease — in the Gulf of Mexico. Historically, many oil and natural gas producers in the Gulf of Mexico have delayed the plugging, abandoning or removal of such idle iron until they met the final decommissioning regulatory requirement, which has been established as being within one year after the lease expires or terminates, a time period that sometimes is years after use of the idle iron has been discontinued. The determination of productive lease termination dates are generally based on management’s estimate as to when it would become likely that production, including from future development activities, would cease on the lease. The recently issued NTL, however, sets forth more stringent standards for decommissioning timing requirements — any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years. Plugging or abandonment of wells may be delayed by two years if all of the well’s hydrocarbon and sulphur zones are appropriately isolated. Similarly, platforms or other facilities that are no longer useful for operations must be removed within five years of the cessation of operations. Triggering of these plugging, abandonment and removal activities under what may be viewed as an accelerated schedule in comparison to historical decommissioning efforts may serve to increase, perhaps materially, our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future asset retirement obligations required to meet such increased costs. In addition, the potential increase in decommissioning activity in the Gulf of Mexico over the next few years as a result of the NTL could likely result in increased demand for salvage contractors and equipment, resulting in increased estimates of plugging, abandonment and removal costs and increases in related asset retirement obligations. For additional information about our asset retirement obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Asset Retirement Obligations.”
          Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could make it more difficult or costly for us to perform fracturing of producing formations and could have an adverse effect on our ability to produce oil and gas from new wells
          Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the U.S. Environmental Protection Agency, or the EPA, recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Pennsylvania, Colorado, and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the third quarter of 2010:

				Total Number of
				Shares (or Units)	Maximum Number (or
				Purchased as Part	Approximate Dollar Value)
	Total Number of		Average Price	of Publicly	of Shares (or Units) that May
	Shares (or Units)		Paid per Share	Announced Plans or	Yet be Purchased Under the
Period	Purchased		(or Unit)	Programs	Plans or Programs
Share Repurchase Program:
July 2010	—		—	—
August 2010	—		—	—
September 2010	—		—	—

	—		—	—	$92,928,632

Other:
July 2010	4,431	(a)	$10.95	—
August 2010	—		—	—
September 2010	20,628	(a)	11.66	—

	25,059		$11.53	—	N/A

Total	25,059		$11.53	—

(a)	Amounts include shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed January 29, 2010).

4.2	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed January 29, 2010).

4.3	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed January 29, 2010).

*15.1	Letter from Ernst & Young LLP dated November 4, 2010, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION
Date: November 4, 2010	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed January 29, 2010).

4.2	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed January 29, 2010).

4.3	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed January 29, 2010).

*15.1	Letter from Ernst & Young LLP dated November 4, 2010, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.