Form 10-K
period 2010-12-31
STONE ENERGY CORP
filed 2011-03-03
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-12074
STONE ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: Delaware	I.R.S. Employer Identification No. 72-1235413

625 E. Kaliste Saloom Road Lafayette, Louisiana (Address of principal executive offices)	70508 (Zip Code)
Registrant’s telephone number, including area code: (337) 237-0410
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $.01 Per Share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $471,997,324 as of June 30, 2010 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape on that day).
As of February 22, 2011, the registrant had outstanding 49,009,409 shares of Common Stock, par value $.01 per share.
Documents incorporated by reference: Portions of the Definitive Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 20, 2011 are incorporated by reference into Part III of this Form 10-K.

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
ITEM 1. BUSINESS
The Company
     Stone Energy is an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties located primarily in the Gulf of Mexico (“GOM”). We have been operating in the Gulf Coast Basin since our incorporation in 1993 and have established a technical and operational expertise in this area. More recently, we have made strategic investments in the deep water and deep shelf GOM, which we have targeted as an important exploration area. We are also active in the Appalachia region, where we have established a significant acreage position and have development operations in the Marcellus Shale. We have also targeted several exploratory oil projects in the Rocky Mountain region. As of December 31, 2010, our estimated proved oil and natural gas reserves were approximately 473.9 Bcfe. We were incorporated in 1993 as a Delaware corporation. Our corporate headquarters are located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana.
Strategy and Operational Overview
     Our business strategy is to leverage high cash flow generated from existing assets to maintain relatively stable GOM shelf production, profitably grow gas reserves and production rates in price-advantaged basins such as Appalachia and the Gulf Coast Basin, and profitably grow oil reserves and production rates in material impact areas such as the deep water GOM and the Rocky Mountain region.
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
     Appalachia
     During 2006, we began securing leasehold interests in the Appalachia regions of Pennsylvania and West Virginia. As of February 22, 2011, we have secured leasehold interests in approximately 79,000 net acres. During 2010, we successfully drilled 15 operated horizontal wells. We expect to add leasehold interests and drill additional wells to further expand our interests in Appalachia.
     Rocky Mountain Region
     We maintain working interests in several undeveloped plays in the Rocky Mountain region, which totaled approximately 92,000 net acres as of February 22, 2011. In December 2010, drilling operations on an exploration well in the Paradox Basin were finished, and the well is currently being tested. A second horizontal exploration well started drilling in January 2011.

Oil and Gas Marketing
     Our oil and natural gas production is sold at current market prices under short-term contracts. Shell Trading (US) Company, Conoco, Inc., Sequent Energy Management LP and Hess Corporation each accounted for between 10% — 40% of our oil and natural gas revenue generated during the year ended December 31, 2010. No other purchaser accounted for 10% or more of our total oil and natural gas revenue during 2010. We do not believe that the loss of any of our major purchasers would result in a material adverse effect on our ability to market future oil and gas production. From time to time, we may enter into transactions that hedge the price of oil and natural gas. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk.”
Competition and Markets
     Competition in the Gulf Coast Basin, the deep water and deep shelf GOM, the Appalachia region and the Rocky Mountain region is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. We compete with major oil and gas companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of our competitors have financial resources and exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete. See “Item 1A. Risk Factors — Competition within our industry may adversely affect our operations.”
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
     Certain operations that we conduct are on federal oil and gas leases, which are administered by the Bureau of Land Management (the “BLM”) and the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”), the successor agency to the Minerals Management Service. These leases contain relatively standardized terms and require compliance with detailed BLM and BOEMRE regulations and orders pursuant to various federal laws, including the Outer Continental Shelf Lands Act (the “OCSLA”) (which are subject to change by the applicable agency). Many onshore leases contain stipulations limiting activities that may be conducted on the lease. Some stipulations are unique to particular geographic areas and may limit the times during which activities on the lease may be conducted, the manner in which certain activities may be conducted or, in some cases, may ban any surface activity. For offshore operations, lessees must obtain BOEMRE approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the U.S. Environmental Protection Agency, the (“EPA”)), lessees must obtain a permit from the BLM or the BOEMRE, as applicable, prior to the commencement of drilling, and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the Outer Continental Shelf (the “OCS”) of the GOM, calculation of royalty payments and the valuation of production for this purpose, and removal of facilities. To cover the various obligations of lessees on the OCS, the BOEMRE generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met, unless the BOEMRE exempts the lessee from such obligations. The cost of such bonds or other surety can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. Under certain circumstances, the BLM or BOEMRE, as applicable, may require our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations.
     Natural Gas. In 2005, the U.S. Congress enacted the Energy Policy Act of 2005 (“EPAct 2005”). Among other matters, EPAct 2005 amends the Natural Gas Act (“NGA”) to make it unlawful for “any entity”, including otherwise non-jurisdictional producers such as Stone Energy, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the Federal Energy Regulatory Commission (“FERC”), in contravention of rules prescribed by the FERC. In 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA up to $1,000,000 per day per violation. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC’s enforcement authority. The Commodities Futures Trading Commission (“CFTC”) has similar authority with respect to energy futures commodity markets. Stone Energy does not anticipate it will be affected any differently than other producers of natural gas.
     In 2007, the FERC issued rules (“Order 704”) requiring that any market participant, including a producer such as Stone Energy, that engages in sales for resale or purchases for resale of natural gas that equal or exceed 2.2 million MMBtus during a calendar year to annually report such sales or purchases to the FERC, beginning on May 1, 2009. These rules are intended to increase the transparency of the wholesale natural gas markets and to assist the FERC in monitoring such markets and in detecting market manipulation. The monitoring and reporting required by these rules have increased our administrative costs. Stone Energy does not anticipate it will be affected any differently than other producers of natural gas.
     Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, the FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of FERC Order No. 636 require that interstate pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the results of FERC Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. Similarly, the natural gas pipeline industry is also subject to state regulations, which may change from time to time in ways that affect the availability, terms, and cost of transportation. However, we do not believe that any such changes would affect our business in a way that would be materially different from the way such changes would affect our competitors.
     Oil. Effective November 4, 2009, pursuant to the Energy Independence and Security Act of 2007, the Federal Trade Commission (“FTC”) issued a rule prohibiting market manipulation in the petroleum industry. The FTC rule prohibits any person, directly or indirectly, in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale from knowingly engaging in any act, practice, or course of business, including the making of any untrue statement of material fact, that operates or would operate as a fraud or deceit upon any person, or intentionally failing to state a material fact that under the circumstances renders a statement made by such person misleading, provided that such omission distorts or is likely to distort market conditions for any such product. A violation of this rule may result in civil penalties of up to $1,000,000 per day per violation, in addition to any applicable penalty under the Federal Trade Commission Act.
     Our sales of crude oil, condensate and natural gas liquids are not currently regulated and are transacted at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. The price we receive from the sale of oil and natural gas liquids is affected by the cost of transporting those products to market. Interstate transportation rates for oil, natural gas liquids, and other products are regulated by the FERC. The FERC has established an indexing system for such transportation, which allows such pipelines to take an annual inflation-based rate increase.
     In other instances, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes. As it relates to intrastate crude oil, condensate and natural gas liquids pipelines, state regulation is generally less rigorous than the federal regulation of interstate pipelines. State agencies have generally not investigated or challenged existing or proposed rates in the absence of shipper complaints or protests, which are infrequent and are usually resolved informally.
     We do not believe that the regulatory decisions or activities relating to interstate or intrastate crude oil, condensate or natural gas liquids pipelines will affect us in a way that materially differs from the way it affects other crude oil, condensate and natural gas liquids producers or marketers.
     Miscellaneous. Additional proposals and proceedings that might affect the oil and gas industry are regularly considered by the U.S. Congress, states, the FERC and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the oil and natural gas industry has been heavily regulated. We can give no assurance that the regulatory approach currently pursued by the FERC or any other agency will continue indefinitely. We do not anticipate, however, that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect on our financial condition, results of operations or competitive position.
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
     Oil Pollution Act. The Oil Pollution Act of 1990 (“OPA”) and regulations adopted pursuant to OPA impose a variety of requirements related to the prevention of and response to oil spills into waters of the United States, including the OCS. The OPA subjects owners of oil handling facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages. Although defenses exist to the liability imposed by OPA, they are limited. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to $150 million in certain situations. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating on the OCS will be increased. In any event, if there were to occur an oil discharge or substantial threat of discharge, we may be liable for costs and damages, which costs and liabilities could be material to our results of operations and financial position.
     Climate Change. In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act (“CAA”). The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.
     In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.
     The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.
     Hydraulic fracturing. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA, recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Pennsylvania, Colorado, and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.
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
Employees
     On February 22, 2011, we had 331 full time employees. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement. We utilize the services of independent contractors to perform various daily operational duties.
Available Information
     We make available free of charge on our Internet web site (www.stoneenergy.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). We also make available on our Internet web site our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and Audit, Compensation and Nominating and Governance Committee Charters, which have been approved by our board of directors. We will make timely disclosure by a Current Report on Form 8-K and on our web site of any change to, or waiver from, the Code of Business Conduct and Ethics for our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is also available, free of charge by writing us at: Chief Financial Officer, Stone Energy Corporation, P.O. Box 52807, Lafayette, LA 70505. The annual CEO certification required by Section 303A.12 of the New York Stock Exchange Listed Company Manual was submitted on February 17, 2010.
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
     We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and marketing of oil and natural gas. These risks include, among other things:
•	consequences of the Deepwater Horizon oil spill and resulting stringent regulatory requirements;

•	commodity price volatility;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under our credit facility and ceiling test write-downs and impairments;

•	our ability to replace and sustain production;

•	the impact of a financial crisis on our business operations, financial condition and ability to raise capital;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	third party interruption of sales to market;

•	lack of availability and cost of goods and services;

•	regulatory and environmental risks associated with drilling and production activities;

•	drilling and other operating risks;

•	unsuccessful exploration and development drilling activities;

•	hurricanes and other weather conditions;

•	the adverse effects of changes in applicable tax, environmental, derivatives and other regulatory legislation, including changes affecting our offshore and Appalachian operations;

•	the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures; and

•	the other risks described in this Form 10-K.
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
ITEM 1A. RISK FACTORS
     Our business is subject to a number of risks including, but not limited to, those described below:
BP’s Deepwater Horizon explosion and ensuing oil spill could have broad adverse consequences affecting our operations in the Gulf of Mexico, some of which may be unforeseeable.
     In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by BP in ultra deep water in the Gulf of Mexico. As a result of the explosion, ensuing fire and apparent failure of the blowout preventers, the rig sank and created a catastrophic oil spill that produced widespread economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, there have been many proposals by governmental and private constituencies to address the direct impact of the disaster and to prevent similar disasters in the future. Beginning in May 2010, the BOEMRE issued a series of notices to lessees and operators implementing a six-month moratorium on drilling activities in federal offshore waters and imposing a variety of new safety measures and permitting requirements.
     In addition to the drilling restrictions, new safety measures and permitting requirements already issued by the BOEMRE, there have been numerous additional proposed changes in laws, regulations, guidance and policy in response to the Deepwater Horizon explosion and oil spill that could affect our operations and cause us to incur substantial losses or expenditures. Implementation of any one or more of the various proposed responses to the disaster could materially adversely affect operations in the Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory costs, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the Gulf of Mexico more difficult, more time consuming, and more costly. For example, OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to $150 million in certain situations. If we are unable to provide the level of financial assurance required by OPA, we may be forced to sell our properties or operations located on the OCS or enter into partnerships with other companies that can meet the increased financial responsibility requirement, and any such developments could have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating on the OCS will be increased.
New regulatory requirements and permitting procedures recently imposed by the Bureau of Ocean Energy Management, Regulation and Enforcement could significantly delay our ability to obtain permits to drill new wells in offshore waters.
     Subsequent to the BP Deepwater Horizon incident in the U.S. Gulf of Mexico, the BOEMRE issued a series of “Notice to Lessees” (“NTLs”) imposing new regulatory requirements and permitting procedures for new wells to be drilled in federal waters of the OCS. These new regulatory requirements include the following:
•	The Environmental NTL, which imposes new and more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements.

•	The Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes, and also requires certifications of compliance from senior corporate officers.

•	The Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams.

•	The Workplace Safety Rule, which requires operators to have a comprehensive safety and environmental management system in order to reduce human and organizational errors as root causes of work-related accidents and offshore spills.
     Since the adoption of these new regulatory requirements, BOEMRE has been taking much longer to review and approve permits for new wells. Due to the extremely slow pace of permit review and approval, various industry sources have determined that BOEMRE may take six months or longer to approve applications for drilling permits that were previously approved in less than 30 days. The new rules also increase the cost of preparing each permit application and will increase the cost of each new well, particularly for wells drilled in deeper waters on the OCS.

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
     In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Gulf of Mexico reservoirs tend to be recovered quickly through production with associated steep declines, while declines in other regions after initial flush production tend to be relatively low. Approximately 83% of our estimated proved reserves at December 31, 2010 and 99.5% of our production during 2010 were associated with our Gulf Coast Basin properties. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration drilling activities. Our future natural gas and oil production is highly dependent upon our level of success in finding or acquiring additional reserves at a unit cost that is sustainable at prevailing commodity prices.
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
     You should not assume that any present value of future net cash flows from our producing reserves contained in this Form 10-K represents the market value of our estimated oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves at December 31, 2010 on average 12-month prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower. Further, actual future net revenues will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations or taxes. At December 31, 2010, approximately 31% of our estimated proved reserves (by volume) were undeveloped. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling operations. Our reserve estimates include the assumption that we will make significant capital expenditures to develop these undeveloped reserves and the actual costs, development schedule, and results associated with these properties may not be as estimated. In addition, the 10% discount factor that we use to calculate the net present value of future net revenues and cash flows may not necessarily be the most appropriate discount factor based on our cost of capital in effect from time to time and the risks associated with our business and the oil and gas industry in general.
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
     We are required to record a liability for the discounted present value of our asset retirement obligations to plug and abandon inactive, non-producing wells, to remove inactive or damaged platforms, facilities and equipment, and to restore the land or seabed at the end of oil and natural gas production operations. These costs are typically considerably more expensive for offshore operations as compared to most land-based operations due to increased regulatory scrutiny and the logistical issues associated with working in waters of various depths. Estimating future restoration and removal costs in the GOM is especially difficult because most of the removal obligations may be many years in the future, regulatory requirements are subject to change or more restrictive interpretation, and asset removal technologies are constantly evolving, which may result in additional or increased costs. As a result, we may make significant increases or decreases to our estimated asset retirement obligations in future periods. For example, because we operate in the GOM, platforms, facilities and equipment are subject to damage or destruction as a result of hurricanes. The estimated cost to plug and abandon a well or dismantle a platform can change dramatically if the host platform from which the work was anticipated to be performed is damaged or toppled rather than structurally intact. Accordingly, our estimate of future asset retirement obligations could differ dramatically from what we may ultimately incur as a result of damage from a hurricane.
     In addition, the BOEMRE recently issued a NTL dated to be effective October 15, 2010 that establishes a more stringent regimen for the timely decommissioning of what is known as “idle iron” — wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator’s lease — in the GOM. Historically, many oil and natural gas producers in the GOM have delayed the plugging, abandoning or removal of such idle iron until they met the final decommissioning regulatory requirement, which has been established as being within one year after the lease expires or terminates, a time period that sometimes is years after use of the idle iron has been discontinued. The determination of productive lease termination dates are generally based on management’s estimate as to when it would become likely that production, including from future development activities, would cease on the lease. The recently issued NTL, however, sets forth more stringent standards for decommissioning timing requirements — any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years. Plugging or abandonment of wells may be delayed by two years if all of the well’s hydrocarbon and sulphur zones are appropriately isolated. Similarly, platforms or other facilities that are no longer useful for operations must be removed within five years of the cessation of operations. Triggering of these plugging, abandonment and removal activities under what may be viewed as an accelerated schedule in comparison to historical decommissioning efforts may serve to increase, perhaps materially, our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future asset retirement obligations required to meet such increased costs. In addition, the potential increase in decommissioning activity in the GOM over the next few years as a result of the NTL could likely result in increased demand for salvage contractors and equipment, resulting in increased estimates of plugging, abandonment and removal costs and increases in related asset retirement obligations. For additional information about our asset retirement obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Asset Retirement Obligations.”
A financial crisis may impact our business and financial condition. A financial crisis may adversely impact our ability to obtain funding under our current bank credit facility or in the capital markets.
     The credit crisis and related turmoil in the global financial systems had an impact on our business and our financial condition. An economic crisis could reduce the demand for oil and natural gas and put downward pressure on the prices for oil and natural gas. Historically, we have used our cash flow from operations and borrowings under our bank credit facility to fund our capital expenditures and have relied on the capital markets and asset monetization transactions to provide us with additional capital for large or exceptional transactions. In the future, we may not be able to access adequate funding under our bank credit facility as a result of (i) a decrease in our borrowing base due to the outcome of a borrowing base redetermination, or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. In addition, we may face limitations on our ability to access the debt and equity capital markets and complete asset sales, an increased counterparty credit risk on our derivatives contracts and the requirement by contractual counterparties of us to post collateral guaranteeing performance.
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
     We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the agreements governing our debt, it could lead to an event of default and the acceleration of our repayment of outstanding debt. Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions. Our borrowing base under our bank credit facility, which is redetermined semi-annually, is based on an amount established by the bank group after its evaluation of our proved oil and gas reserve values. Our borrowing base is scheduled to be redetermined by May 2011. Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to repay a portion of our bank debt.
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
     Approximately 83% of our estimated proved reserves at December 31, 2010 and 99.5% of our production during 2010 were associated with our Gulf Coast Basin properties. Accordingly, if the level of production from these properties substantially declines, it could have a material adverse effect on our overall production level and our revenue. We are particularly vulnerable to significant risk from hurricanes and tropical storms in the Gulf of Mexico. During 2009 and 2008, we experienced production deferrals due to Hurricanes Gustav and Ike. During 2007, 2006 and 2005, we experienced production deferrals due to Hurricanes Katrina and Rita, and during 2004, we experienced production deferrals due to Hurricane Ivan. We are unable to predict what impact future hurricanes and tropical storms might have on our future results of operations and production.
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
     We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost method of accounting, we compare, at the end of each financial reporting period for each cost center, the present value of estimated future net cash flows from proved reserves (based on a 12-month average hedge adjusted commodity price and excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the estimated discounted future net cash flows. A write-down of oil and gas properties does not impact cash flow from operating activities, but does reduce net income. We also assess the carrying amount of goodwill when events occur that may indicate an impairment exists. These events include, for example, a significant decline in oil and gas prices or a decline in our market capitalization. We recorded an impairment of all our goodwill of approximately $466 million for the year ended December 31, 2008. The risk that we will be required to write down the carrying value of oil and gas properties and goodwill increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our undeveloped property values, or if estimated future development costs increase. For example, oil and natural gas prices declined significantly throughout the second half of 2008 and into 2009. We recorded a non-cash ceiling test impairment of approximately $1.3 billion for the year ended December 31, 2008 and approximately $509.0 million for the year ended December 31, 2009. Volatility in commodity prices, poor conditions in the global economic markets and other factors could cause us to record additional write-downs of our oil and natural gas properties and other assets in the future and incur additional charges against future earnings.
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
     We have made initial investments in acreage and wells in Appalachia and in the Rocky Mountain region. These activities are more uncertain than drilling in areas that are developed and have established production. Our operations in Appalachia and in the Rocky Mountain region are still in the early stages. Because emerging plays and new formations have limited or no production history, we are less able to use past drilling results to help predict future results. The lack of historical information may result in not being able to fully execute our expected drilling programs in these areas or the return on investment in these areas may turn out not to be as attractive as anticipated. We cannot assure you that our future drilling activities in these emerging plays will be successful, or if successful will achieve the resource potential levels that we currently anticipate based on the drilling activities that have been completed or achieve the anticipated economic returns based on our current cost models.
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
     We reevaluate the purchase of insurance, policy limits and terms annually each May. In light of the recent catastrophic accident in the GOM, we may not be able to secure similar coverage for the same costs. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable and we may elect to maintain minimal or no insurance coverage. We may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations in the GOM, which might severely impact our financial position. The occurrence of a significant event, not fully insured against, could have a material adverse effect on our financial condition and results of operations.
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
     Competition in the Gulf Coast Basin, the Appalachia region and the Rocky Mountain region is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. We compete with major oil and gas companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of our competitors have financial resources and exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete.
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
     Legislation has been proposed that would, if enacted into law, make significant changes to U.S. federal income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. Federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively impact the value of an investment in our common stock.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.
     In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.
     In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.
     The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.
The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
     The United States Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was signed into law by the President on July 21, 2010 and requires the CFTC and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In its rulemaking, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions would be exempt from these position limits. It is not possible to predict when the CFTC will finalize these regulations. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could make it more difficult or costly for us to perform fracturing of producing formations and could have an adverse effect on our ability to produce oil and gas from new wells.
     Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. We routinely use hydraulic fracturing techniques in many of our natural gas wells drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA, recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Pennsylvania, Colorado, and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     As of February 22, 2011, our property portfolio consisted of 65 active properties and 102 primary term leases in the Gulf Coast Basin, five active properties in the Appalachia region, and two active properties in the Rocky Mountain region. We serve as operator on 76% of our active properties. The properties that we operate accounted for 90.2% of our year-end 2010 estimated proved reserves. This high operating percentage allows us to better control the timing, selection and costs of our drilling and production activities.
Oil and Natural Gas Reserves
     In December 2008, the SEC issued a final rule, “Modernization of Oil and Gas Reporting,” which adopted revisions to the SEC’s oil and gas reporting requirements. Among other things, the revisions: (1) replaced the single-day year-end pricing with a twelve-month average pricing assumption; (2) permit the reporting of probable and possible reserves in addition to the existing requirement to disclose proved reserves; (3) allow the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; (4) require the disclosure of the independence and qualifications of third party preparers of reserves; and (5) require the filing of reports when a third party is relied upon to prepare or audit reserve estimates. We were required to adopt the provisions of the new rule as of December 31, 2009.
     Our Reserves Committee Charter provides that the reserves committee has the sole authority to recommend to the Board of Directors appointments or replacements of one or more firms of independent reservoir engineers and geoscientists. The reserves committee reviews annually the arrangements of the independent reservoir engineers and geoscientists with management, including the scope and general extent of the examination of our reserves, the reports to be rendered, the services and fees, and consideration of the independence of such independent reservoir engineers and geoscientists. The reserves committee may consult with management but may not delegate these responsibilities. The reserves committee provides oversight in regards to the reserve estimation process but not the actual determination of estimated proved reserves. Our Reserves Committee Charter provides that it is the duty of management and not the duty of the reserves committee to plan or conduct reviews or to determine that our reserve estimates are complete and accurate and are in accordance with generally accepted engineering standards and applicable rules and regulations of the SEC. Our Director of Strategic Planning is the in-house person designated as primarily responsible for the process of reserve preparation. He is a petroleum engineer with nineteen years experience in reservoir engineering and analysis. His duties include oversight of estimate preparation of non year-end quarterly estimations and coordination with the outside engineering consultants on the preparation of year-end reserve estimates. The year-end reserve estimates prepared by our outside engineering firm are independent of any oversight of the Director of Strategic Planning or the reserves committee.

     Estimates of our proved reserves at December 31, 2010 were prepared by Netherland, Sewell & Associates, Inc. (“NSA”), a nationally recognized engineering firm. NSA provides a complete range of geological, geophysical, petrophysical and engineering services and has the technical experience and ability to perform these services in any of the onshore and offshore oil and gas producing areas of the world. NSA currently has a technical staff of approximately 70 professionals who are intimately familiar with recognized industry reserve and resource definitions, specifically those set forth by the SEC. NSA’s letter is filed as an exhibit to this Annual Report on Form 10-K.
     The following table sets forth our estimated proved oil and gas reserves (83% of which are located in the Gulf Coast Basin and 17% are located in the Appalachia region) as of December 31, 2010. The 2010 average 12-month oil and gas prices net of differentials were $77.68 per barrel of oil and $4.46 per Mcf of gas.
Summary of Oil and Gas Reserves as of December 31, 2010
Based on Average Fiscal-Year Prices

			Oil and
	Oil	Natural Gas	Natural Gas
	(MBbls)	(MMcf)	(MMcfe)
Reserves Category:
PROVED
Developed	25,000	174,876	324,876
Undeveloped	8,203	99,829	149,047
TOTAL PROVED	33,203	274,705	473,923
     At December 31, 2010, we reported estimated proved undeveloped reserves (“PUD’s”) of 149.0 Bcfe, which accounted for 31% of our total estimated proved oil and gas reserves. This figure ties to a projected 31 new wells (95.3 Bcfe) and 18 sidetracks from existing wellbores (53.7 Bcfe). Our timetable for the 18 sidetrack wells is totally dependent on the life of the currently producing zones. After the current zones have depleted, we would utilize the existing wellbore to sidetrack to the PUD objective. Regarding the remaining 31 PUD locations, we project eight wells to be drilled in 2011 (21.0 Bcfe); eleven wells in 2012 (40.8 Bcfe); ten wells in 2013 (28.6 Bcfe); and two wells in 2014 (4.9 Bcfe). None of these 31 PUD wells will have been on our books in excess of five years at the time of their scheduled drilling. The following table discloses our progress toward the conversion of PUD’s during 2010.

		Future Development
	Oil and Natural Gas	Costs
	(MMcfe)	($ in thousands)
PUD’s beginning of year	91,982	$254,299
Revisions of previous estimates	(4,302)	(8,970)
Conversions to proved developed reserves	—	—
Additional PUD’s added	61,367	121,155

PUD’s end of year	149,047	$366,484

     Our progress in 2010 towards the drilling of PUD wells was delayed due to permitting restrictions in the GOM. However, we did spud a PUD well in late 2010 that was completed in early 2011. This resulted in the conversion of approximately 4.2 Bcfe of previously booked PUD reserves to proved developed producing reserves in 2011.
     The following represents additional information on our significant properties:

			December 31, 2010
		2010	Estimated Proved
		Production	Reserves	Nature of
Field Name	Location	(MMcfe)	(MMcfe)	Interest
Mississippi Canyon Block 109	GOM Shelf	10,019	87,038	Working
Ship Shoal Block 113	GOM Shelf	5,782	59,399	Working
Ewing Bank Block 305	GOM Shelf	6,176	27,796	Working
Mary	Appalachia	23	26,092	Working
Main Pass Block 288	GOM Shelf	3,374	20,308	Working
South Pelto Block 22	GOM Shelf	3,802	19,483	Working

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
Acquisition, Production and Drilling Activity
     Acquisition and Development Costs. The following table sets forth certain information regarding the costs incurred in our acquisition, development and exploratory activities in the United States and China during the periods indicated. Certain amounts for 2008 have been corrected in the following table to reflect a change in our asset retirement obligations during that year.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Acquisition costs, net of sales of unevaluated properties	$127,069	$9,072	$1,830,468
Development costs (1)	241,387	199,375	78,359
Exploratory costs	42,205	78,582	146,529

Subtotal	410,661	287,029	2,055,356
Capitalized salaries, general and administrative costs and interest, net of fees and reimbursements	51,016	44,282	45,757

Total additions to oil and gas properties, net	$461,677	$331,311	$2,101,113

(1)	Includes asset retirement costs of $56,444, $78,387 and ($77,573) for the years ended December 31, 2010, 2009 and 2008, respectively.
     Production Volumes, Sales Price and Cost Data. The following table sets forth certain information regarding our production volumes, sales prices and average production costs for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
Production:
Oil (MBbls)	5,714	6,207	4,916
Natural gas (MMcf)	41,937	41,335	34,409
Oil and natural gas (MMcfe)	76,221	78,577	63,903
Average sales prices: (1)
Oil (per Bbl)	$73.14	$70.72	$93.79
Natural gas (per Mcf)	5.56	6.59	9.78
Oil and natural gas (per Mcfe)	8.54	9.05	12.48
Expenses (per Mcfe):
Lease operating expenses (2)	$2.00	$2.00	$2.68

(1)	Includes the settlement of effective hedging contracts.

(2)	Includes oil and gas operating costs and major maintenance expense and excludes production and ad valorem taxes.

     Production Volumes, Sales Price and Cost Data for Individually Significant Fields. The following table sets forth certain information regarding our production volumes, sales prices and average production costs for the periods indicated for any field(s) containing 15% or more of our total estimated proved reserves at December 31, 2010.

	Year Ended December 31,
Mississippi Canyon Block 109	2010	2009	2008
Production:
Oil (MBbls)	1,389	861	1,035
Natural gas (MMcf)	1,686	1,092	1,700
Oil and natural gas (MMcfe)	10,019	6,256	7,913
Average sales prices: (1)
Oil (per Bbl)	$77.29	$66.68	$107.96
Natural gas (per Mcf)	4.89	3.81	9.55
Oil and natural gas (per Mcfe)	11.54	9.86	16.18
Expenses (per Mcfe):
Lease operating expenses (2)	$1.27	$2.19	$0.86

(1)	Exclusive of the settlement of effective hedging contracts.

(2)	Includes oil and gas operating costs and major maintenance expense and excludes production and ad valorem taxes.
     Drilling Activity. The following table sets forth our drilling activity for the periods indicated.

	Year Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive	6.00	4.10	12.00	6.75	6.00	3.50
Dry	—	—	—	—	6.00	3.98
Development Wells:
Productive	20.00	15.75	5.00	4.00	9.00	7.18
Dry	—	—	4.00	4.00	1.00	0.25
     During the period beginning January 1, 2011 and ending February 22, 2011, we participated in the drilling of five gross (2.89 net) exploratory wells and four gross (4.00 net) development wells.

     Productive Well and Acreage Data. The following table sets forth certain statistics regarding the number of productive wells and developed and undeveloped acreage as of December 31, 2010.

	Gross	Net
Productive Wells:
Oil (1):
Gulf Coast Basin	153	119
Rocky Mountain Region	3	1
Appalachia	—	—

	156	120

Gas (2):
Gulf Coast Basin	105	79
Rocky Mountain Region	—	—
Appalachia	10	8

	115	87

Total	271	207

Developed Acres:
Gulf Coast Basin	440,195	338,856
Rocky Mountain Region	1,234	432
Appalachia	1,116	1,116

	442,545	340,404

Undeveloped Acres (3):
Gulf Coast Basin	528,656	377,609
Rocky Mountain Region	109,030	91,708
Appalachia	88,253	78,599

	725,939	547,916

Total	1,168,484	888,320

(1)	16 gross wells each have dual completions.

(2)	13 gross wells each have dual completions.

(3)	Leases covering approximately 7.8% of our undeveloped gross acreage will expire in 2011, 9.4% in 2012, 36.1% in 2013, 5.5% in 2014, 14.7% in 2015, 4.1% in 2016, 1.8% in 2017, 10.3% in 2018, 4.8% in 2019 and 5.5% thereafter.
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

ITEM 3. LEGAL PROCEEDINGS
     Franchise Tax Action. On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise tax year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise tax years 1999, 2000 and 2001. On December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. Also, on January 2, 2008, Stone was served with a petition (civil action number 2007-6754) claiming $1.5 million of additional franchise taxes due for the 2004 franchise tax year, plus accrued interest of $800,000 calculated through November 30, 2007. Further, on January 7, 2009, Stone was served with a petition (civil action number 2008-7193) claiming additional franchise taxes due for the taxable years ended December 31, 2005 and 2006 in the amount of $4.0 million plus accrued interest calculated through October 21, 2008 in the amount of $1.7 million. In addition, we have received assessments from the LDR for additional franchise taxes in the amount of $2.9 million resulting from audits of a subsidiary. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2007 through 2010 for Stone remain subject to examination.
     Ad Valorem Tax Suit. In August 2009, Gene P. Bonvillain, in his capacity as Assessor for the Parish of Terrebonne, State of Louisiana, filed civil action No. 90-03540 and other consolidated cases in the United States District Court for the Eastern District of Louisiana against approximately thirty oil and gas companies, including Stone, and their respective chief executive officers for allegedly unpaid ad valorem taxes. The amount originally alleged to be due by Stone for the years 1998 through 2008 was $11.3 million. The defendants were subsequently served and filed motions to dismiss this litigation pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On March 29, 2010, the trial court judge dismissed plaintiff’s claims without prejudice, with the dismissal to become effective within ten days unless plaintiff filed an amended complaint correcting its deficiencies. On April 8, 2010, plaintiff filed a first amended complaint without naming any of the chief executive officers as defendants and with an amount allegedly due by Stone of “not less than” $3.5 million. Defendants filed motions to dismiss this litigation, and the trial court judge granted these motions to dismiss on July 26, 2010. Subsequently, Bonvillain appealed the dismissal, and the appeal is currently pending before the 5th Circuit Court of Appeals. In its appellate brief, Bonvillain stated that its appeal against Stone “is hereby waived.” On January 26, 2011, an order was entered formally dismissing Stone from this appeal, and this matter is now concluded.
     Lafourche Parish, Louisiana, Landowner Action. In December 2008, Stephen E. Coignet, et al., filed civil action No. 110741 in the 17th Judicial District Court, Lafourche Parish, Louisiana, against Stone. Plaintiffs have since filed three supplemental petitions, including a third supplemental and restated petition on October 25, 2010. Plaintiffs are landowners of approximately sixty acres that are subject to mineral leases in favor of Stone. Plaintiffs allege that Stone conducted its mineral operations imprudently resulting in damages to plaintiffs in excess of $60 million. Plaintiffs’ expert witness provided his report, dated December 28, 2010, stating his opinion that one well did not produce as much production as it should have, resulting in a loss to plaintiffs “in excess of $4 million,” that imprudent operations destroyed hydrocarbon bearing zones resulting in a loss to plaintiffs “in excess of $20 million,” and that imprudent operation of a water injection secondary recovery project resulted in damages to plaintiffs of “approximately $4,755,000.” There are also allegations of failure to protect from drainage from a well on adjoining land, trespass, and various other breaches of the mineral leases. The Company disagrees with plaintiffs’ contentions and intends to vigorously defend itself against these claims.
     Litigation is subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation. Accordingly, we cannot currently predict the manner and timing of the resolution of these matters and are unable to estimate a range of possible losses or any minimum loss from such matters.
ITEM 4. (REMOVED AND RESERVED)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER                 PURCHASES OF EQUITY SECURITIES
     Since July 9, 1993, our common stock has been listed on the New York Stock Exchange under the symbol “SGY.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock.

	High	Low
2009
First Quarter	$13.73	$1.55
Second Quarter	9.85	3.09
Third Quarter	18.43	5.83
Fourth Quarter	20.51	13.75
2010
First Quarter	$19.76	$14.12
Second Quarter	20.63	11.13
Third Quarter	15.19	10.30
Fourth Quarter	23.31	14.21
2011
First Quarter (through February 22, 2011)	$27.21	$21.28
     On February 22, 2011, the last reported sales price on the New York Stock Exchange Composite Tape was $26.00 per share. As of that date, there were 406 holders of record of our common stock.
Dividend Restrictions
     In the past, we have not paid cash dividends on our common stock, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and development of our business. The restrictions on our present or future ability to pay dividends are included in the provisions of the Delaware General Corporation Law and in certain restrictive provisions in the indentures executed in connection with our 6 3/4% Senior Subordinated Notes due 2014 and our 8 5/8% Senior Notes due 2017. In addition, our bank credit facility contains provisions that may have the effect of limiting or prohibiting the payment of dividends.
Issuer Purchases of Equity Securities
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the fourth quarter of 2010:

Maximum Number (or
				Total Number of	Approximate Dollar
				Shares (or Units)	Value) of Shares
				Purchased as Part	(or Units) that May
	Total Number of			of Publicly	Yet be Purchased
	Shares (or Units)		Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased		per Share (or Unit)	Programs	Programs
Share Repurchase Program:
October 2010	—		—	—
November 2010	—		—	—
December 2010	—		—	—

	—		—	—	$92,928,632

Other:
October 2010	378	(a)	$14.91	—
November 2010	—		—	—
December 2010	—		—	—

	378		$14.91	—	N/A

Total	378		$14.91	—

(a)	Amounts represent shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Equity Compensation Plan Information
     Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity compensation plan.
Stock Performance Graph
     As required by applicable rules of the Securities and Exchange Commission (“SEC”), the performance graph shown below was prepared based upon the following assumptions:
1.	$100 was invested in the Company’s Common Stock, the S&P 500 Index and the Peer Groups (as defined below) on December 31, 2005 at $45.53 per share for the Company’s Common Stock and at the closing price of the stocks comprising the S&P 500 Index and the Peer Groups, respectively, on such date.

2.	Peer Group investment is weighted based upon the market capitalization of each individual company within the Peer Group at the beginning of the period.

3.	Dividends are reinvested on the ex-dividend dates.

Measurement Period				S&P 500
(Fiscal Year Covered)	SGY	2010 Peer Group	2009 Peer Group	Index
12/31/06	77.64	99.35	98.12	115.79
12/31/07	103.03	110.24	104.95	122.16
12/31/08	24.20	41.00	39.32	76.96
12/31/09	39.64	68.62	65.52	97.33
12/31/10	48.96	105.30	102.21	111.99
     The companies that comprised our Peer Group in 2010 were: ATP Oil & Gas Corporation, Carrizo Oil & Gas, Inc., Energy Partners, Ltd., Energy XXI (Bermuda) Limited, Mariner Energy Inc., McMoRan Exploration Company, Newfield Exploration Company, PetroQuest Energy, Inc., Swift Energy Company, and W&T Offshore, Inc. Callon Petroleum Company was removed from the Peer Group and was replaced by Carrizo Oil & Gas, Inc. in 2010 due to its more comparable size, focus areas and market capitalization with the other members of the Peer Group.
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

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth a summary of selected historical financial information for each of the years in the five-year period ended December 31, 2010. This information is derived from our Consolidated Financial Statements and the notes thereto. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The information included in this table for the years ended December 31, 2009 and 2008 includes the effects of corrections on the previously reported financial statements, as further discussed in “Item 8. Financial Statements and Supplementary Data — Note 2.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(In thousands, except per share amounts)
Statement of Operations Data:
Operating revenue:
Oil production	$417,948	$438,942	$461,050	$424,205	$348,979
Gas production	233,055	272,353	336,665	329,047	337,321
Derivative income, net	3,265	3,061	3,327	—	2,688

Total operating revenue	654,268	714,356	801,042	753,252	688,988

Operating expenses:
Lease operating expenses	152,326	156,786	171,107	149,702	159,043
Other operational expense	5,450	2,400	—	—	—
Production taxes	5,808	7,920	7,990	9,945	13,472
Depreciation, depletion and amortization	248,201	259,639	288,384	302,739	320,696
Write-down of oil and gas properties	—	508,989	1,324,327	8,164	510,013
Goodwill impairment	—	—	465,985	—	—
Accretion expense	34,469	39,306	17,392	17,620	12,391
Salaries, general and administrative expenses	42,759	41,367	43,504	33,584	34,266
Incentive compensation expense	5,888	6,402	2,315	5,117	4,356
Impairment of inventory	129	9,398	—	—	—
Derivative expenses, net	—	—	—	666	—

Total operating expenses	495,030	1,032,207	2,321,004	527,537	1,054,237

Gain on Rocky Mountain Region properties divestiture	—	—	—	59,825	—

Income (loss) from operations	159,238	(317,851)	(1,519,962)	285,540	(365,249)

Other (income) expenses:
Interest expense	12,192	21,361	13,243	32,068	35,931
Interest income	(1,464)	(528)	(11,250)	(12,135)	(2,524)
Other income, net	(6,021)	(3,854)	(5,800)	(5,657)	(4,657)
Merger expense reimbursement	—	—	—	—	(51,500)
Merger expenses	—	—	—	—	50,029
Loss on early extinguishment of debt	1,820	—	—	844	—

Total other (income) expenses, net	6,527	16,979	(3,807)	15,120	27,279

Net income (loss) before income taxes	152,711	(334,830)	(1,516,155)	270,420	(392,528)
Income tax provision (benefit)	56,282	(116,559)	(369,146)	88,984	(138,306)

Net income (loss)	96,429	(218,271)	(1,147,009)	181,436	(254,222)
Net income (loss) attributable to non-controlling interest	—	27	(77)	—	—

Net income (loss) attributable to Stone Energy Corp.	$96,429	($218,298)	($1,146,932)	$181,436	($254,222)

Earnings and dividends per common share:
Basic earnings (loss) per share	$1.99	($4.97)	($35.89)	$6.50	($9.29)

Diluted earnings (loss) per share	$1.99	($4.97)	($35.89)	$6.49	($9.29)

Cash dividends declared	—	—	—	—	—

Cash Flow Data:
Net cash provided by operating activities	$424,794	$507,787	$522,478	$465,158	$399,035
Net cash provided by (used in) investing activities	(374,088)	(316,079)	(1,357,907)	344,812	(660,456)
Net cash provided by (used in) financing activities	(13,043)	(190,552)	428,440	(393,706)	240,575

Balance Sheet Data (at end of period):
Working capital	$30,382	$26,137	$123,339	$412,445	$1,845
Oil and gas properties, net	1,397,809	1,185,709	1,628,170	1,181,312	1,784,425
Total assets	1,679,090	1,454,242	2,109,852	1,889,603	2,128,471
Long-term debt, less current potion	575,000	575,000	825,000	400,000	797,000
Stone Energy Corporation stockholders’ equity	430,357	325,659	577,391	885,802	711,640

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to assist in understanding our financial position and results of operations for each of the years in the three-year period ended December 31, 2010. Our Consolidated Financial Statements and the notes thereto, which are found elsewhere in this Form 10-K, contain detailed information that should be referred to in conjunction with the following discussion. See “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data — Note 1.” Results for 2009 and 2008 have been corrected, as further discussed in “Item 8. Financial Statements and Supplementary Data — Note 2.” All period to period comparisons are based upon corrected amounts.
Executive Overview
     We are an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties located primarily in the Gulf of Mexico (“GOM”). We have been operating in the Gulf Coast Basin since our incorporation in 1993 and have established a technical and operational expertise in this area. More recently, we have made strategic investments in the deep water and deep shelf GOM, which we have targeted as important exploration areas. We are also active in the Appalachia region, where we have established a significant acreage position and have development operations in the Marcellus Shale. We have also targeted several exploratory oil projects in the Rocky Mountain region. See “Item 1. Business — Strategy and Operational Overview.”
     2010 Significant Events.
     Public Offering of Senior Notes — On January 26, 2010, we completed a public offering of $275 million aggregate principal amount of 8 5/8% Senior Notes due 2017. The net proceeds from the offering after deducting underwriting discounts, commissions, fees and expenses totaled $265.3 million. Approximately $202 million of the net proceeds from the offering were used to fund the tender offer and consent solicitation and redemption of our outstanding 8 1/4% Senior Subordinated Notes due 2011. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our bank credit facility.
     On November 17, 2010, we completed a public offering of an additional $100 million aggregate principal amount our 8 5/8% Senior Notes due 2017. The net proceeds from the offering after deducting underwriting discounts, commissions, fees and expenses totaled $98.2 million. We used the net proceeds from the offering for general corporate purposes, which included the repayment of borrowings under our bank credit facility and the payment of amounts due related to the acquisition of additional lease acreage in Appalachia.
     Deepwater Horizon Explosion and Oil Spill — In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by BP in ultra deep water in the GOM. As a result of the explosion, ensuing fire and apparent failure of the blowout preventers, the rig sank and created a catastrophic oil spill that produced widespread economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, the Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE,” formerly the Minerals Management Service) of the U.S. Department of the Interior issued a “Notice to Lessees” (“NTL”) on May 30, 2010, and a revised notice on July 12, 2010, implementing a moratorium on deepwater drilling activities that effectively halted deepwater drilling of wells. While the moratorium was in place, the BOEMRE issued a series of NTLs and adopted changes to its regulations to impose a variety of new measures intended to help prevent a similar disaster in the future. The moratorium was lifted on October 12, 2010, but offshore operators must now comply with strict new safety and operating requirements. We are experiencing lengthy delays in the permitting process.
     Appalachian Basin (Marcellus Shale Play) — During 2010, we substantially increased our investment in Appalachia with the drilling of fifteen operated horizontal wells and the increase of our leasehold position to 79,000 net acres.
     2011 Outlook.
     Our 2011 capital expenditure budget is approximately $425 million which is flat with the revised 2010 capital expenditure budget and excludes material acquisitions and capitalized salaries, general and administrative expenses and interest. Approximately 50% — 55% of the capital expenditure budget is expected to be spent on the GOM shelf, including drilling, recompletions, facilities and abandonment. Approximately 25% of the budget is projected to be spent in Appalachia, including drilling, facilities and minor land acquisitions. The remaining budget is for exploration projects in the Rocky Mountain region, the deep shelf, the GOM deep water and other new venture opportunities.
     Known Trends and Uncertainties.
     Deepwater Horizon Explosion and Oil Spill — The explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the GOM (see “Item 1A. Risk Factors”). Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties, a substantial portion of which is in the deep water of the GOM. As of December 31, 2010, we have approximately $270 million of investments in unevaluated oil and gas properties that relate to offshore leases, the majority of which are in the deep water GOM. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of December 31, 2010, the computation of our ceiling test indicated a cushion of approximately $139.5 million.
     Asset Retirement Obligations — In October 2010, we received notification from the BOEMRE indicating that certain identified wells and facilities operated by us will need to be retired on a timing schedule which was accelerated from the timing estimated in calculating liabilities for asset retirement obligations at December 31, 2009. In February 2011, we submitted an abandonment plan addressing the identified wells and facilities. The BOEMRE has indicated they will issue a final order upon review of the plan. During 2010, we increased our asset retirement obligations in the amount of $54.4 million for the estimated impact of the accelerated timing of the retirement of these assets and other factors. The final order will ultimately determine the impact on our asset retirement obligations and could result in an additional upward or downward revision. See “Item 1A. Risk Factors.”
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
     Louisiana Franchise Taxes — We have been involved in litigation with the state of Louisiana over the proper computation of franchise taxes allocable to the state. This litigation relates to the state’s position that sales of crude oil and natural gas from properties located on the Outer Continental Shelf (“OCS”), which are transported through the state of Louisiana, should be sourced to Louisiana for purposes of computing franchise taxes. We disagree with the state’s position. However, if the state’s position were to be upheld, we could incur additional expense for alleged underpaid franchise taxes in prior years and higher franchise tax expense in future years. See “Item 3. Legal Proceedings.”
Liquidity and Capital Resources
     At February 22, 2011, we had $301.9 million of availability under our bank credit facility and cash on hand of approximately $90.4 million. Our capital expenditure budget for 2011 has been set at $425 million, which excludes material acquisitions and capitalized salaries, general and administrative expenses and interest. We intend to finance our capital expenditure budget primarily with cash flow from operations and borrowings under our bank credit facility. Our bank credit facility matures on July 1, 2011. We are currently exploring alternatives for an extension or renegotiation of our bank credit facility which would extend the due date. If we do not have sufficient cash flow from operations or availability under our bank credit facility, we may be forced to reduce our capital expenditures. To the extent that 2011 cash flow from operations exceeds our estimated 2011 capital expenditures, we may pay down a portion of our existing debt, expand our capital budget, or invest in the money markets.
     There is a significant amount of uncertainty regarding our industry resulting from the explosion and sinking of the Deepwater Horizon oil rig in the GOM and resulting oil spill. Several bills have been introduced in Congress which would require us to demonstrate our capabilities for greater financial responsibility in the event of spills. In addition, we are subject to an annual evaluation for exemption from supplemental bonding on plugging and abandoning obligations. It is possible that the resolution of these uncertainties could cause severe impacts on our liquidity in the event we are required to post additional bonds or letters of credit.
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
     Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $424.8 million during 2010 compared to $507.8 million and $522.5 million in 2009 and 2008, respectively. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2011 capital expenditures with cash flow provided by operating activities and borrowings under our bank credit facility.
     Net cash flow used in investing activities totaled $374.1 million during 2010, which primarily represents our investment in oil and natural gas properties of $401.8 million offset by proceeds from the sale of oil and natural gas properties of $31.6 million. Net cash flow used in investing activities totaled $316.1 million during 2009, which primarily represents our investment in oil and natural gas properties. Net cash flow used in investing activities totaled $1.4 billion during the year ended December 31, 2008, which primarily represents cash of $922.7 million used in connection with the acquisition of Bois d’Arc Energy, Inc. (“Bois d’Arc”) and our investment in oil and natural gas properties of $446.8 million.
     Net cash flow used in financing activities totaled $13.0 million for the year ended December 31, 2010, which primarily represents repayments of borrowings under our bank credit facility of $175 million, the redemption of our 8 1/4% Senior Subordinated Notes due 2011 of $200.5 million, net of proceeds from the public offering of our 8 5/8% Senior Notes due 2017 of approximately $375 million less $11.5 million of deferred financing costs. Net cash flow used in financing activities totaled $190.6 million for the year ended December 31, 2009, which primarily represents repayments of borrowings under our bank credit facility of $250 million partially offset by proceeds from the sale of common stock of approximately $60.4 million. Net cash flow provided by financing activities totaled $428.4 million during the year ended December 31, 2008, which primarily represents $425 million of borrowings under our bank credit facility in conjunction with our acquisition of Bois d’Arc and $15.9 million of proceeds from the exercise of stock options and vesting of restricted stock.
     We had working capital at December 31, 2010 of $30.4 million.
     Capital Expenditures. In 2010, additions to oil and gas property costs of $461.7 million included $127.1 million of lease and property acquisition costs, $20.2 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $30.8 million of capitalized interest. These investments were financed by cash flow from operations.
     Bank Credit Facility. On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700 million, maturing on July 1, 2011, with a syndicated bank group. We are currently exploring alternatives for an extension or renegotiation of our bank credit facility which would extend the due date. On January 26, 2010, we completed a public offering of $275 million aggregate principal amount of 8 5/8% Senior Notes due 2017. In connection with this offering, our borrowing base was automatically reduced from $425 million to $395 million. On November 17, 2010, we completed a public offering of an additional $100 million aggregate principal amount of our 8 5/8% Senior Notes due 2017. Upon completion of this offering, our borrowing base was automatically reduced from $395 million to $365 million.
     At December 31, 2010 and February 22, 2011, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $63.1 million had been issued under the facility, leaving $301.9 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).
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
     Under the financial covenants of our credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (ii) maintain a ratio of EBITDA to consolidated Net Interest, as defined in the credit agreement, for the preceding four quarterly periods of not less than 3.0 to 1.0. As of December 31, 2010, our debt to EBITDA Ratio was 1.43 to 1 and our EBITDA to consolidated Net Interest Ratio was approximately 41.72 to 1. In addition, the credit facility includes certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases.
     Senior Notes Offering and Redemption of Senior Subordinated Notes. On January 26, 2010, we completed a public offering of $275 million aggregate principal amount of 8 5/8% Senior Notes due 2017. The net proceeds from the offering after deducting underwriting discounts, commissions, fees and expenses totaled $265.3 million. Approximately $202 million of the net proceeds from the offering were used to fund the tender offer and consent solicitation and redemption of our outstanding 8 1/4% Senior Subordinated Notes due 2011. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our bank credit facility.
     On November 17, 2010, we completed a public offering of an additional $100 million aggregate principal amount of our 8 5/8% Senior Notes due 2017. The net proceeds from the offering after deducting underwriting discounts, commissions, fees and expenses totaled $98.2 million. We used the net proceeds from the offering for general corporate purposes, which included the repayment of borrowings under our bank credit facility and the payment of amounts due related to the acquisition of additional lease acreage in Appalachia.

     Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through December 31, 2010, 300,000 shares had been repurchased under this program at a total cost of approximately $7.1 million, or an average price of $23.57 per share. No shares were repurchased during the year ended December 31, 2010.
     Hedging. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk — Commodity Price Risk.”
Contractual Obligations and Other Commitments
     The following table summarizes our significant contractual obligations and commitments, other than hedging contracts, by maturity as of December 31, 2010 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual Obligations and Commitments:
8⅝% Senior Notes due 2017	$375,000	$—	$—	$—	$375,000
6 3/4% Senior Subordinated Notes due 2014	200,000	—	—	200,000	—
Interest and commitment fees (1)	250,929	46,607	91,688	77,596	35,038
Asset retirement obligations including accretion	639,140	42,500	101,666	145,823	349,151
Rig commitments	9,850	9,850	—	—	—
Seismic data commitments (2)	3,578	3,578	—	—	—
Operating lease obligations	1,879	507	947	425	—

Total Contractual Obligations and Commitments	$1,480,376	$103,042	$194,301	$423,844	$759,189

(1)	Includes interest on senior notes and senior subordinated notes and 0.5% fee on unused commitments under bank credit facility.

(2)	Represents pre-commitments for seismic data purchases.
Safety Performance
     We measure our safety performance based on the total recordable incident rate (“TRIR”) which is the number of safety incidents per 200,000 man-hours worked for employees and certain contractors. All onshore safety incidents are reported to the Occupational Safety and Health Administration (“OSHA”) and are tracked on OSHA Form 301. All offshore safety incidents are reported to the BOEMRE. Our TRIR is provided to the BOEMRE as part of a voluntary program for safety monitoring in the Gulf of Mexico. Our TRIR for the last three calendar years was as follows:

	TRIR	TRIR
Year Ended December 31,	Performance	Goal
2010	0.51	0.65
2009	0.18	0.85
2008	0.44	0.85
     Although our safety initiatives do not require a significant capital expenditures commitment, we expended approximately $800,000 in 2010 in general and administrative costs towards our safety efforts. Our safety initiative includes formal programs for observation and reporting of at-risk and safe behavior in and away from the work place, employee awards for results and observations, employee participation in offsite training programs and internal safety audits. We have an annual cash incentive compensation plan which includes a safety component based on our annual TRIR.

Results of Operations
     2010 Compared to 2009. The following table sets forth certain operating information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and gas reserves. See “Item 2. Properties — Oil and Natural Gas Reserves.”

	Year Ended December 31,
	2010	2009	Variance	% Change
Production:
Oil (MBbls)	5,714	6,207	(493)	(8%)
Natural gas (MMcf)	41,937	41,335	602	1%
Oil and natural gas (MMcfe)	76,221	78,577	(2,356)	(3%)
Average prices: (1)
Oil (per Bbl)	$73.14	$70.72	$2.42	3%
Natural gas (per Mcf)	5.56	6.59	(1.03)	(16%)
Oil and natural gas (per Mcfe)	8.54	9.05	(0.51)	(6%)
Expenses (per Mcfe):
Lease operating expenses	$2.00	$2.00	$—	0%
Salaries, general and administrative expenses (2)	0.56	0.53	0.03	6%
DD&A expense on oil and gas properties	3.18	3.23	(0.05)	(2%)
Estimated Proved Reserves at December 31:
Oil (MBbls)	33,203	32,336	867	3%
Natural gas (MMcf)	274,705	216,694	58,011	27%
Oil and natural gas (MMcfe)	473,923	410,711	63,212	15%

(1)	Includes the settlement of effective hedging contracts.

(2)	Exclusive of incentive compensation expense.
     For the year ended December 31, 2010, we reported net income totaling $96.4 million, or $1.99 per share, compared to a net loss for the year ended December 31, 2009 of $218.3 million, or $4.97 per share. All per share amounts are on a diluted basis.
     We follow the full cost method of accounting for oil and gas properties. At March 31, 2009 and December 31, 2009, we recognized ceiling test write-downs of our oil and gas properties (United States) totaling $509.0 million ($330.8 million after taxes).
     The variance in annual results was also due to the following components:
     Production. Production volumes during the year ended December 31, 2010 totaled 5,714,000 barrels of oil and 41.9 Bcf of natural gas compared to 6,207,000 barrels of oil and 41.3 Bcf of natural gas produced during the year ended December 31, 2009, a decrease on a gas equivalent basis of 2.4 Bcfe. Production deferrals due to hurricanes during the year ended December 31, 2009 amounted to 11.8 Bcfe. Without the effects of the hurricane production deferrals, year to year total production volumes decreased approximately 14.2 Bcfe, primarily the result of natural production declines in the GOM.
     Prices. Prices realized during the year ended December 31, 2010 averaged $73.14 per barrel of oil and $5.56 per Mcf of natural gas, or 6% lower, on an Mcfe basis, than 2009 average realized prices of $70.72 per barrel of oil and $6.59 per Mcf of natural gas. All unit pricing amounts include the settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the years ended December 31, 2010 and 2009, our effective hedging transactions increased our average realized natural gas price by $0.92 per Mcf and $2.45 per Mcf, respectively. Average realized oil prices were decreased during the year ended December 31, 2010 by $5.08 per barrel as a result of effective hedging transactions. During the year ended December 31, 2009, our effective hedging transactions increased our average realized oil price by $9.95 per barrel.
     Income. Oil and natural gas revenue decreased 8% to $651.0 million during the year ended December 31, 2010 from $711.3 million during the year ended December 31, 2009. The decrease was primarily due to a 6% decrease in average realized prices on a gas equivalent basis along with a 3% decrease in oil and natural gas production volumes.
     Derivative Income/Expense. During the years ended December 31, 2010 and 2009, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Net derivative income for the year ended December 31, 2010, totaled $3.3 million, consisting of $3.0 million of cash settlements on the ineffective portion of derivative contracts, plus $0.3 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative income for the year ended December 31, 2009, totaled $3.1 million, consisting of $8.2 million of cash settlements on the ineffective portion of derivative contracts, less $5.1 million of changes in the fair market value of the ineffective portion of derivative contracts.
     Expenses. Lease operating expenses for the years ended December 31, 2010 and 2009 totaled $152.3 million and $156.8 million, respectively. Lease operating expenses during the year ended December 31, 2009 included approximately $9.3 million of repairs in excess of estimated insurance recoveries related to damage from Hurricanes Gustav and Ike. On a unit of production basis, lease operating expenses were $2.00 per Mcfe for each of the years ended December 31, 2010 and 2009.
     For the year ended December 31, 2010, other operational expenses of $5.5 million included a $2.2 million loss on the sale of non-dedicated tubular inventory and a total of $3.3 million of charges related to a delay in the drilling of the second well in our Amberjack drilling program as a result of the deep water drilling moratorium. The other operational expense charge of $2.4 million for the year ended December 31, 2009 related to the cancellation of a drilling contract based on declining commodity prices and the economic environment at that time.
     Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the year ended December 31, 2010 totaled $242.7 million, or $3.18 per Mcfe, compared to DD&A expense of $253.8 million, or $3.23 per Mcfe in the year ended December 31, 2009.
     For the years ended December 31, 2010 and 2009, accretion expense totaled $34.5 million and $39.3 million, respectively. The decrease is primarily due to a decrease in our credit adjusted risk free rate at December 31, 2009.
     During the years ended December 31, 2010 and 2009, SG&A expenses (exclusive of incentive compensation) totaled $42.8 million and $41.4 million, respectively.
     For the years ended December 31, 2010 and 2009, incentive compensation expense totaled $5.9 million and $6.4 million, respectively. These amounts related to incentive compensation bonuses calculated based on the achievement of certain strategic objectives for each year.
     The impairment of inventory for the years ended December 31, 2010 and 2009 totaling $0.1 million and $9.4 million, respectively, related to the write-down of our tubular inventory. These charges were the result of the market value of these tubular goods falling below historical cost. We consider only tubular goods not committed to capital projects to be inventory items.
     Interest expense for the year ended December 31, 2010 totaled $12.2 million, net of $30.8 million of capitalized interest, compared to interest expense of $21.4 million, net of $25.6 million of capitalized interest, during the year ended December 31, 2009. The decrease in interest cost is primarily the result of a decrease in outstanding borrowings under our bank credit facility.
     Our effective income tax rate increased during the year ended December 31, 2010 due to the increased impact of state jurisdictions on our overall rate.
     Asset Retirement Obligations. In October 2010, we received notification from the BOEMRE indicating that certain identified wells and facilities operated by us will need to be retired on a timing schedule, which was accelerated from the timing estimated in calculating liabilities for asset retirement obligations at December 31, 2009. During 2010, we increased our asset retirement obligations in the amount of $54.4 million for the estimated impact of the accelerated timing of the retirement of these assets as well as other factors.
     Reserves. At December 31, 2010, our estimated proved oil and natural gas reserves totaled 473.9 Bcfe, compared to December 31, 2009 reserves of 410.7 Bcfe. Estimated proved natural gas reserves totaled 274.7 Bcf and estimated proved oil reserves totaled 33.2 MMBbls at the end of 2010. The increase in estimated proved reserves from year-end 2009 was primarily due to successful drilling operations in Appalachia and the GOM shelf as well as positive pricing revisions. The reserve estimates at December 31, 2010 were prepared by Netherland, Sewell & Associates, Inc. (“NSA”) in accordance with guidelines established by the SEC.
     Our standardized measure of discounted future net cash flows was $957.6 million and $615.0 million at December 31, 2010 and 2009, respectively. As required by the SEC, we determined this estimate of future net cash flows using a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month of our fiscal year. The 12-month average oil and gas prices net of differentials on all of our properties used in determining this amount, excluding the effects of hedges in place at year-end, were $77.68 per barrel and $4.46 per mcf for 2010 and $58.95 per barrel and $3.49 per Mcf for 2009. You should not assume that these estimates of future net cash flows represent the fair value of our estimated oil and natural gas reserves.

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
     For the year ended December 31, 2009, we reported a net loss totaling $218.3 million, or $4.97 per share, compared to a net loss for the year ended December 31, 2008 of $1,146.9 million, or $35.89 per share. All per share amounts are on a diluted basis. On August 28, 2008, we completed our acquisition of Bois d’Arc. The revenues and expenses associated with Bois d’Arc have been included in Stone’s consolidated financial statements since August 28, 2008.
     We follow the full cost method of accounting for oil and gas properties. At March 31, 2009 and December 31, 2009, we recognized ceiling test write-downs of our oil and gas properties (United States) totaling $509.0 million ($330.8 million after taxes). At the end of 2008, we recognized a ceiling test write-down of our oil and gas properties (United States and China) totaling $1,324.3 million ($860.8 million after taxes). The write-downs did not impact our cash flow from operations but did reduce net income and stockholders’ equity. At December 31, 2008, approximately $157.8 million of unevaluated costs were determined to be impaired and were reclassified to proved oil and gas properties and included in our ceiling test computation.
     The 2008 net loss included a goodwill impairment charge totaling $466.0 million (no tax effect). The goodwill impairment charge did not impact our cash flow from operations but did reduce net income and stockholders’ equity. The goodwill related to our acquisition of Bois d’Arc.
     The variance in annual results was also due to the following components:
     Production. Production volumes during the year ended December 31, 2009 totaled 6,207,000 barrels of oil and 41.3 Bcf of natural gas compared to 4,916,000 barrels of oil and 34.4 Bcf of natural gas produced during the year ended December 31, 2008, an increase on a gas equivalent basis of 14.7 Bcfe. Production rates were negatively impacted by Gulf Coast shut-ins due to Hurricanes Gustav and Ike during 2009 and 2008, amounting to volumes of approximately 11.8 Bcfe and 18.1 Bcfe, respectively. Without the effects of the hurricane production deferrals, year to year total production volumes increased approximately 8.4 Bcfe, primarily the result of a full year of production associated with the Bois d’Arc properties in 2009.
     Prices. Prices realized during the year ended December 31, 2009 averaged $70.72 per barrel of oil and $6.59 per Mcf of natural gas, or 27% lower, on an Mcfe basis, than 2008 average realized prices of $93.79 per barrel of oil and $9.78 per Mcf of natural gas. All unit pricing amounts include the settlement of effective hedging contracts.
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

     Income. Oil and natural gas revenue decreased 11% to $711.3 million during the year ended December 31, 2009 from $797.7 million during the year ended December 31, 2008. The decrease was due to a 27% decrease in average realized prices on a gas equivalent basis, partially offset by oil and natural gas revenue associated with the Bois d’Arc properties totaling $169.8 million for the full year of 2009. Oil and natural gas revenue related to the properties acquired from Bois d’Arc totaled $47.3 million from August 28, 2008 through December 31, 2008.
     Interest income totaled $0.5 million during the year ended December 31, 2009 compared to $11.3 million during the year ended December 31, 2008. The decrease in interest income was the result of lower interest rates and a decrease in our cash balances during the periods after the acquisition of Bois d’Arc.
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
     Expenses. Lease operating expenses for the year ended December 31, 2009 totaled $156.8 million, compared to $171.1 million incurred during the year ended December 31, 2008. The decrease in lease operating expenses was the result of a decline in major maintenance expenses. Partially offsetting the decrease are lease operating expenses from the Bois d’Arc properties for a full year in 2009 compared to a partial year in 2008. Included in lease operating expenses from August 28, 2008 through December 31, 2008 are $28.6 million of expenses for the properties acquired from Bois d’Arc. For the year ended December 31, 2009, lease operating expenses for the properties acquired from Bois d’Arc totaled $62.5 million.
     The other operational expense charge of $2.4 million for the year ended December 31, 2009 related to the cancellation of a drilling contract.
     DD&A expense on oil and gas properties for the year ended December 31, 2009 totaled $253.8 million, or $3.23 per Mcfe, compared to DD&A expense of $284.7 million, or $4.45 per Mcfe in the year ended December 31, 2008. The overall decrease in DD&A from 2008 was primarily due to the 2008 year-end and first quarter 2009 ceiling test write-downs, which reduced the carrying value of the full cost pool for our oil and gas properties.
     For the years ended December 31, 2009 and 2008, accretion expense totaled $39.3 million and $17.4 million, respectively. Due to falling commodity prices and hurricanes, the timing on a substantial portion of our asset retirement obligations was revised in the fourth quarter of 2008 leading to a redetermination of the present value of these obligations. In this redetermination, our credit adjusted risk free interest rate was increased to account for current credit conditions, resulting in a material increase in accretion expense in 2009. Also contributing to the increase was the addition of liabilities associated with properties acquired from Bois d’Arc.
     During the years ended December 31, 2009 and 2008, SG&A expenses (exclusive of incentive compensation) totaled $41.4 million and $43.5 million, respectively.
     For the years ended December 31, 2009 and 2008, incentive compensation expense totaled $6.4 million and $2.3 million, respectively. These amounts related to incentive compensation bonuses calculated based on the achievement of certain strategic objectives for each year.
     The impairment of inventory for the year ended December 31, 2009 totaling $9.4 million related to the write-down of our tubular inventory. This charge was the result of the market value of these tubular goods falling below historical cost. We consider only tubular goods not committed to capital projects to be inventory items.
     Interest expense for the year ended December 31, 2009 totaled $21.4 million, net of $25.6 million of capitalized interest, compared to interest expense of $13.2 million, net of $26.4 million of capitalized interest, during the year ended December 31, 2008. The increase in interest cost in 2009 was primarily the result of an increase in outstanding borrowings under our bank credit facility in the first half of 2009.

     We estimate that we incurred $30.4 million of current federal income tax expense for calendar year 2009. This was largely due to a reclassification between current and deferred income tax expense related to a proposed IRS audit adjustment with respect to the timing of certain deductions. We had an $11.1 million current income tax payable at December 31, 2009.
     Asset Retirement Obligations. Primarily due to changes in estimated reserve lives, the timing on a substantial portion of our asset retirement obligations was revised in the fourth quarter of 2009 leading to a redetermination of the present value of these obligations. In this redetermination, our credit adjusted risk free rate was decreased to account for current credit conditions contributing to a significant upward revision of our asset retirement obligations of $76.4 million at December 31, 2009.
     Reserves. At December 31, 2009, our estimated proved oil and gas reserves totaled 410.7 Bcfe, compared to December 31, 2008 reserves of 518.9 Bcfe. Estimated proved natural gas reserves totaled 216.7 Bcf and estimated proved oil reserves totaled 32.3 MMBbls at the end of 2009. The decline in estimated proved reserves from year-end 2008 was due to production, negative commodity pricing revisions and other revisions to comply with the new SEC rules regarding oil and gas reserve estimation. The reserve estimates at December 31, 2009 were prepared by NSA in accordance with guidelines established by the SEC.
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
Accounting Matters and Critical Accounting Policies
     Fair Value Measurements. U.S. Generally Accepted Accounting Principles (“GAAP”), as codified, establish a framework for measuring fair value and require certain disclosures about fair value measurements. There is an established fair value hierarchy which has three levels based on the reliability of the inputs used to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of December 31, 2010, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. Additionally, fair value concepts were applied in the recording of assets and liabilities acquired in the Bois d’Arc transaction.
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
     Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. Historically, estimated future net cash flows from proved reserves were calculated based on period-end hedge adjusted commodity prices. In December 2008, the SEC issued a final rule, “Modernization of Oil and Gas Reporting,” which adopted revisions to the SEC’s oil and gas reporting requirements. The revisions replaced the single-day year-end pricing with a twelve-month average pricing assumption. The changes to prices used in reserves calculations under the new rule are used in both disclosures and accounting impairment tests. In January 2010, the Financial Accounting Standards Board (“FASB”) issued its final standard on oil and gas reserve estimation and disclosures aligning its requirements with the SEC’s final rule. The new rules were considered a change in accounting principle that is inseparable from a change in accounting estimate, which did not require retroactive revision.
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
     Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates are:
•	remaining proved oil and gas reserve volumes and the timing of their production;

•	estimated costs to develop and produce proved oil and gas reserves;

•	accruals of exploration costs, development costs, operating costs and production revenue;

•	timing and future costs to abandon our oil and gas properties;

•	the effectiveness and estimated fair value of derivative positions;

•	classification of unevaluated property costs;

•	capitalized general and administrative costs and interest;

•	insurance recoveries related to hurricanes;

•	estimates of fair value in business combinations;

•	goodwill impairment testing and measurement;

•	current income taxes; and

•	contingencies.
     For a more complete discussion of our accounting policies and procedures see our “Notes to Consolidated Financial Statements” beginning on page F-8.
Recent Accounting Developments
     Fair Value Measurements and Disclosures. Accounting Standards Update (“ASU”) 2010-06 was issued in January 2010 to improve disclosures about fair value measurements by requiring a greater level of disaggregated information, more robust disclosures about valuation techniques and inputs to fair value measurements, information about significant transfers between the three levels in the fair value hierarchy, and separate presentation of information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number. The guidance provided in ASU 2010-06 became effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We had no Level 3 fair value measurements during the year ended December 31, 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Commodity Price Risk. Our major market risk exposure continues to be the pricing applicable to our oil and natural gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility could adversely affect our revenues, cash flows and profitability. Price volatility is expected to continue. Assuming a 10% decline in realized oil and natural gas prices, including the effects of hedging contracts, we estimate our diluted net income per share for 2010 would have decreased approximately $0.83 per share. In order to manage our exposure to oil and natural gas price declines, we occasionally enter into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future production. Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors.
     We have entered into fixed-price swaps with various counterparties for a portion of our expected 2011, 2012 and 2013 oil and natural gas production from the Gulf Coast Basin. The fixed-price oil swap settlements are based upon an average of the New York Mercantile Exchange (“NYMEX”) closing price for West Texas Intermediate (“WTI”) during the entire calendar month. Some of our fixed-price gas swap settlements are based on an average of NYMEX prices for the last three days of a respective month and some are based on the NYMEX price for the last day of a respective month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our outstanding fixed-price swap contracts are with J.P. Morgan Chase Bank, N.A., The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas, The Bank of Nova Scotia and Natixis.
          The following table illustrates our hedging positions for calendar years 2011, 2012 and 2013 as of February 22, 2011:

	Fixed-Price Swaps
	Natural Gas			Oil
	Daily			Daily
	Volume		Swap	Volume		Swap
	(MMBtus/d)		Price	(Bbls/d)		Price
2011	10,000	(a)	$4.565	1,000		$70.05
2011	20,000		5.200	1,000		78.20
2011	10,000		6.830	1,000		80.20
2011				1,000		83.00
2011				1,000		83.05
2011				1,000	(b)	85.20
2011				1,000		85.25
2011				1,000		89.00
2011				1,000	(c)	97.75

2012	10,000		5.035	1,000		90.30
2012	10,000		5.040	1,000		90.41
2012				1,000		90.45
2012				1,000		95.50
2012				1,000		97.60
2012				1,000		100.00

2013				1,000		97.15

(a)	February — December

(b)	January — June

(c)	July — December
     We believe these positions have hedged approximately 40% of our estimated 2011 production from estimated proved reserves, 28% of our estimated 2012 production from estimated proved reserves and 4% of our estimated 2013 production from estimated proved reserves.
     Interest Rate Risk. We had long-term debt outstanding of $575 million at December 31, 2010, all of which bears interest at fixed rates. The $575 million of fixed-rate debt is comprised of $375 million of 8 5/8% Senior Notes due 2017 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. During the year ended December 31, 2010, we had outstanding debt under our bank credit facility at various times, bearing interest at a floating rate. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. Assuming a 200 basis point increase in market interest rates during 2010 our interest expense, net of capitalization, would have increased approximately $0.3 million, net of taxes, resulting in a $0.01 per diluted share decrease in our reported net income.

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
     Our principal executive officer and our principal financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer believe that as of the end of the year ended December 31, 2010:
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
     Changes in Internal Control Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined by the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2010. Ernst and Young LLP, an independent public accounting firm, has issued their report on the Company’s internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
Stone Energy Corporation
We have audited Stone Energy Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stone Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Stone Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stone Energy Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity, and comprehensive income for each of the three years in the period ended December 31, 2010 and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
March 3, 2011

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table sets forth information regarding the names, ages (as of February 22, 2011) and positions held by each of our executive officers, followed by biographies describing the business experience of our executive officers for at least the past five years. Our executive officers serve at the discretion of the board of directors.

Name	Age	Position
David H. Welch	62	President, Chief Executive Officer and Director
Kenneth H. Beer	53	Executive Vice President and Chief Financial Officer
Andrew L. Gates, III	63	Senior Vice President, General Counsel and Secretary
E. J. Louviere	62	Senior Vice President — Land
John R. Pantaleo	53	Vice President — Gulf of Mexico
J. Kent Pierret	55	Senior Vice President, Chief Accounting Officer and Treasurer
Richard L. Smith	52	Executive Vice President — Exploration and Business Development
Richard L. Toothman, Jr.	46	Vice President — Appalachia
Jerome F. Wenzel, Jr.	58	Executive Vice President — Operations
Florence M. Ziegler	50	Vice President — Human Resources and Administration
     David H. Welch was appointed President, Chief Executive Officer and a director of the Company effective April 1, 2004. Prior to joining Stone, Mr. Welch served as Senior Vice President of BP America, Inc. since 2003, and Vice President of BP, Inc. since 1999.
     Kenneth H. Beer was named Executive Vice President and Chief Financial Officer in January 2011. Previously, he served as Senior Vice President and Chief Financial Officer since August 2005. Prior to joining Stone, he served as a director of research and a senior energy analyst at the investment banking firm of Johnson Rice & Company. Prior to joining Johnson Rice in 1992, he was an energy analyst and investment banker at Howard Weil Incorporated.
     Andrew L. Gates, III was named Senior Vice President, General Counsel and Secretary in April 2004. He previously served as Vice President, General Counsel and Secretary since August 1995.
     E. J. Louviere was named Senior Vice President — Land in April 2004. Previously, he served as Vice President — Land since June 1995. He has been employed by Stone since its inception in 1993.
     John R. Pantaleo was named Vice President — Gulf of Mexico in August 2010. He previously served as Manager — Drilling & Completions since joining Stone in February 2005. Prior to joining Stone, he worked for ENI Petroleum for approximately 2-1/2 years as Manager of Well Operations. He also spent approximately 23 years with Amoco/BP America, Inc. where he held a number of positions including Deepwater Drilling Manager, Strategic Staffing Manager and Manager Rigs and Contracts.
     J. Kent Pierret was named Senior Vice President — Chief Accounting Officer and Treasurer in April 2004. Mr. Pierret previously served as Vice President and Chief Accounting Officer since June 1999 and Treasurer since February 2004.
     Richard L. Smith was named Executive Vice President, Exploration and Business Development in January 2011. Previously, he served as Senior Vice President — Exploration and Business Development since January 2009 and Vice President — Exploration and Business Development from June 2007 through January 2009. Prior to joining Stone, Mr. Smith served as the General Manager of Deepwater Gulf of Mexico Exploration of Dominion E&P Inc. from 2003 to 2007. Mr. Smith has also worked for Exxon Corporation and Texaco USA with experience in deep water, shelf, onshore, and international projects.
     Richard L. Toothman, Jr. was named Vice President — Appalachia in May 2010. Prior to joining Stone in May 2010, he was employed by CNX Gas Company in Bluefield, Virginia since August 2005 where he held two executive positions, VP Engineering and Technical Services and VP International Business. He also worked for Consol Energy and Conoco in prior years.
     Jerome F. Wenzel, Jr. was named Executive Vice President, Operations in January 2011. Previously, he served as Senior Vice President — Operations/Exploitation since September 2005. He joined Stone in October 2004 as Vice President — Production and

Drilling. Prior to joining Stone, Mr. Wenzel held managerial and executive positions with Amoco and BP America, Inc. over a 29 year career.
     Florence M. Ziegler was named Vice President — Human Resources and Administration in September 2005. She has been employed by Stone since its inception in 1993 and served as the Director of Human Resources from 1997 to 2004.
     Additional information required by Item 10, including information regarding our audit committee financial experts, is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 20, 2011. The Company has made available free of charge on its Internet Web Site (www.StoneEnergy.com) the Code of Business Conduct and Ethics applicable to all employees of the Company including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 20, 2011.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 20, 2011.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 20, 2011.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 20, 2011.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements:
The following consolidated financial statements, notes to the consolidated financial statements and the Report of Independent Registered Public Accounting Firm thereon are included beginning on page F-1 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2010 and 2009
Consolidated Statement of Operations for the three years in the period ended December 31, 2010
Consolidated Statement of Cash Flows for the three years in the period ended December 31, 2010
Consolidated Statement of Changes in Stockholders’ Equity for the three years in the period ended December 31, 2010
Consolidated Statement of Comprehensive Income for the three years in the period ended December 31, 2010
Notes to the Consolidated Financial Statements
2. Financial Statement Schedules:
All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.
3. Exhibits:

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004.)

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

†10.1	Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.2	Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for Stone’s 2009 Annual Meeting of Stockholders (File No. 001-12074)).

†10.3	Stone Energy Corporation Revised (2005) Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.4	Stone Energy Corporation Amended and Restated Revised Annual Incentive Compensation Plan, dated November 14, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-12074)).

†10.5	Stone Energy Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.6	Adoption Agreement between Fidelity Management Trust Company and Stone Energy Corporation for the Stone Energy Corporation Deferred Compensation Plan dated December 1, 2004 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.7	Letter Agreement dated May 19, 2005 between Stone Energy Corporation and Kenneth H. Beer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 24, 2005 (File No. 001-12074)).

†10.8	Letter Agreement dated December 2, 2008 between Stone Energy Corporation and David H. Welch (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-12074)).

†10.9	Letter Agreement dated June 28, 2007 between Stone Energy Corporation and Richard L. Smith (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 2, 2007 (File No. 001-12074)).

10.10	Amendment No.1, dated as of April 28, 2009, to the Second Amended and Restated Credit Agreement dated as of August 28, 2008, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and the financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 30, 2009 (File No. 001-12074)).

10.11	Amendment No. 2, dated January 11, 2010, to the Second Amended and Restated Credit Agreement dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 12, 2010 (File No. 001-12074)).

10.12	Amendment No. 3, dated November 9, 2010, to the Second Amended and Restated Credit Agreement dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 12, 2010 (File No. 001-12074)).

10.13	Amended and Restated Security Agreement, dated as of August 28, 2008, among Stone Energy Corporation and the other Debtors parties hereto in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-12074)).

†10.14	Stone Energy Corporation Executive Change of Control and Severance Plan (as amended and restated effective December 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2009 (File No. 001-12074)).

†10.15	Stone Energy Corporation Employee Change of Control Severance Plan (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

†10.16	Stone Energy Corporation Executive Change in Control Severance Policy (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

10.17	Form of Indemnification Agreement between Stone Energy Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 27, 2009 (File No. 001-12074)).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Netherland, Sewell & Associates, Inc.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*99.1	Report of Netherland, Sewell & Associates, Inc.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ENERGY CORPORATION
Date: March 3, 2011	By:	/s/ David H. Welch
David H. Welch
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David H. Welch	President, Chief Executive Officer	March 3, 2011
David H. Welch	and Director
(principal executive officer)

/s/ Kenneth H. Beer	Executive Vice President and	March 3, 2011
Kenneth H. Beer	Chief Financial Officer (principal financial officer)

/s/ J. Kent Pierret	Senior Vice President, Chief	March 3, 2011
J. Kent Pierret	Accounting Officer and Treasurer (principal accounting officer)

/s/ Robert A. Bernhard	Director	March 3, 2011
Robert A. Bernhard

/s/ George R. Christmas	Director	March 3, 2011
George R. Christmas

/s/ B.J. Duplantis	Director	March 3, 2011
B.J. Duplantis

/s/ Peter D. Kinnear	Director	March 3, 2011
Peter D. Kinnear

/s/ John P. Laborde	Director	March 3, 2011
John P. Laborde

/s/ Richard A. Pattarozzi	Director	March 3, 2011
Richard A. Pattarozzi

/s/ Donald E. Powell	Director	March 3, 2011
Donald E. Powell

/s/ Kay G. Priestly	Director	March 3, 2011
Kay G. Priestly

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
Stone Energy Corporation
We have audited the accompanying consolidated balance sheets of Stone Energy Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity, and comprehensive income for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone Energy Corporation as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stone Energy Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
March 3, 2011

STONE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET
(Amounts in thousands of dollars, except per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$106,956	$69,293
Restricted cash	5,500	—
Accounts receivable	88,529	118,129
Fair value of hedging contracts	12,955	16,223
Deferred tax asset	27,274	14,571
Inventory	6,465	8,717
Other current assets	768	814

Total current assets	248,447	227,747

Oil and gas properties — United States — full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $4,804,949 and $4,555,372, respectively	984,629	856,467
Unevaluated	413,180	329,242
Building and land, net of accumulated depreciation of $2,033 and $1,840, respectively	6,273	5,723
Fair value of hedging contracts	—	1,771
Fixed assets, net of accumulated depreciation of $20,434 and $18,591, respectively	4,449	4,084
Other assets, net of accumulated depreciation and amortization of $11,277 and $10,419, respectively	22,112	29,208

Total assets	$1,679,090	$1,454,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$103,208	$66,863
Undistributed oil and gas proceeds	10,037	15,280
Fair value of hedging contracts	32,144	34,859
Asset retirement obligations	42,300	30,515
Current income tax payable	239	11,110
Other current liabilities	30,137	42,983

Total current liabilities	218,065	201,610
Long-term debt	575,000	575,000
Deferred taxes	99,227	35,756
Asset retirement obligations	331,620	290,084
Fair value of hedging contracts	3,606	7,721
Other long-term liabilities	21,215	18,412

Total liabilities	1,248,733	1,128,583

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 47,764,505 and 47,509,144 shares, respectively	478	475
Treasury stock (16,582 shares, respectively, at cost)	(860)	(860)
Additional paid-in capital	1,331,500	1,324,410
Accumulated deficit	(886,557)	(982,986)
Accumulated other comprehensive loss	(14,204)	(15,380)

Total stockholders’ equity	430,357	325,659

Total liabilities and stockholders’ equity	$1,679,090	$1,454,242

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Operating revenue:
Oil production	$417,948	$438,942	$461,050
Gas production	233,055	272,353	336,665
Derivative income, net	3,265	3,061	3,327

Total operating revenue	654,268	714,356	801,042

Operating expenses:
Lease operating expenses	152,326	156,786	171,107
Other operational expense	5,450	2,400	—
Production taxes	5,808	7,920	7,990
Depreciation, depletion and amortization	248,201	259,639	288,384
Write-down of oil and gas properties	—	508,989	1,324,327
Goodwill impairment	—	—	465,985
Accretion expense	34,469	39,306	17,392
Salaries, general and administrative expenses	42,759	41,367	43,504
Incentive compensation expense	5,888	6,402	2,315
Impairment of inventory	129	9,398	—

Total operating expenses	495,030	1,032,207	2,321,004

Income (loss) from operations	159,238	(317,851)	(1,519,962)

Other (income) expenses:
Interest expense	12,192	21,361	13,243
Interest income	(1,464)	(528)	(11,250)
Other income	(6,663)	(4,362)	(5,800)
Loss on early extinguishment of debt	1,820	—	—
Other expense	642	508	—

Total other (income) expenses	6,527	16,979	(3,807)

Net income (loss) before income taxes	152,711	(334,830)	(1,516,155)

Provision (benefit) for income taxes:
Current	5,808	30,376	6,998
Deferred	50,474	(146,935)	(376,144)

Total income taxes	56,282	(116,559)	(369,146)

Net income (loss)	96,429	(218,271)	(1,147,009)
Less: Net income (loss) attributable to non-controlling interest	—	27	(77)

Net income (loss) attributable to Stone Energy Corporation	$96,429	($218,298)	($1,146,932)

Basic earnings (loss) per share attributable to Stone Energy Corporation stockholders	$1.99	($4.97)	($35.89)
Diluted earnings (loss) per share attributable to Stone Energy Corporation stockholders	$1.99	($4.97)	($35.89)

Average shares outstanding	47,681	43,953	31,961
Average shares outstanding assuming dilution	47,706	43,953	31,961
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands of dollars)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$96,429	($218,271)	($1,147,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	248,201	259,639	288,384
Write-down of oil and gas properties	—	508,989	1,324,327
Goodwill impairment	—	—	465,985
Impairment of inventory	129	9,398	—
Accretion expense	34,469	39,306	17,392
Deferred income tax provision (benefit)	50,474	(146,935)	(376,144)
Settlement of asset retirement obligations	(36,901)	(66,780)	(49,242)
Non-cash stock compensation expense	5,692	5,944	8,405
Excess tax benefits	(299)	(2)	(3,045)
Non-cash derivative (income) expense	(324)	5,142	(2,592)
Loss on early extinguishment of debt	1,820	—	—
Other non-cash expenses	1,708	1,573	1,687
Change in current income taxes	(10,871)	66,185	(87,110)
Decrease in accounts receivable	49,633	50,159	110,689
(Increase) decrease in other current assets	74	627	(866)
(Increase) decrease in inventory	2,123	17,561	(33,530)
Increase (decrease) in accounts payable	(773)	(10,200)	24,950
Decrease in other current liabilities	(18,088)	(14,431)	(17,780)
Investment in hedging contracts	—	—	(1,914)
Other	1,298	(117)	(109)

Net cash provided by operating activities	424,794	507,787	522,478

Cash flows from investing activities:
Acquisition of Bois d’Arc Energy, Inc., net of cash acquired	—	—	(922,714)
Investment in oil and gas properties	(401,767)	(320,214)	(446,771)
Proceeds from sale of oil and gas properties, net of expenses	31,635	5,553	13,339
Sale of fixed assets	—	35	4
Investment in fixed and other assets	(2,949)	(1,412)	(1,765)
Acquisition of non-controlling interest in subsidiary	(1,007)	(41)	—

Net cash used in investing activities	(374,088)	(316,079)	(1,357,907)

Cash flows from financing activities:
Proceeds from bank borrowings	—	—	425,000
Repayments of bank borrowings	(175,000)	(250,000)	—
Redemption of senior subordinated notes	(200,503)	—	—
Proceeds from issuance of senior notes	375,000	—	—
Proceeds from stock offering, net of expenses	—	60,447	(54)
Deferred financing costs	(11,474)	(141)	(8,766)
Excess tax benefits	299	2	3,045
Purchase of treasury stock	—	(347)	(6,724)
Net payments for share based compensation	(1,365)	(513)	15,939

Net cash provided by (used in) financing activities	(13,043)	(190,552)	428,440

Net increase (decrease) in cash and cash equivalents	37,663	1,156	(406,989)
Cash and cash equivalents, beginning of year	69,293	68,137	475,126

Cash and cash equivalents, end of year	$106,956	$69,293	$68,137

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$8,760	$20,623	$13,001
Income taxes	26,525	(35,920)	94,109
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands of dollars)

	Stone Energy Corporation Stockholders
					Accumulated Other
			Additional Paid-In		Comprehensive	Non-controlling	Total Stockholders’
	Common Stock	Treasury Stock	Capital	Retained Earnings	Income (Loss)	Interest	Equity
Balance, December 31, 2007	$278	($1,161)	$515,055	$382,365	($10,735)	$—	$885,802

Net loss	—	—	—	(1,146,932)	—	(77)	(1,147,009)
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	95,647	—	95,647
Exercise of stock options and vesting of restricted stock	5	—	15,934	—	—	—	15,939
Amortization of stock compensation expense	—	—	12,906	—	—	—	12,906
Tax benefit from stock option exercises and restricted stock vesting	—	—	2,740	—	—	—	2,740
Non-controlling interest in subsidiary	—	—	—	—	—	164	164
Issuance of common stock	113	—	717,720	—	—	—	717,833
Cancellation of treasury stock	(2)	—	(6,722)	—	—	—	(6,724)
Issuance of treasury stock	—	301	—	(121)	—	—	180

Balance, December 31, 2008	394	(860)	1,257,633	(764,688)	84,912	87	577,478

Net income (loss)	—	—	—	(218,298)	—	27	(218,271)
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	(100,292)	—	(100,292)
Acquisition of non-controlling interest	—	—	73	—	—	(114)	(41)
Exercise of stock options and vesting of restricted stock	—	—	(514)	—	—	—	(514)
Amortization of stock compensation expense	—	—	8,845	—	—	—	8,845
Tax deficit from stock option exercises and restricted stock vesting	—	—	(1,647)	—	—	—	(1,647)
Stock repurchase and cancellation	—	—	(346)	—	—	—	(346)
Issuance of common stock	81	—	60,366	—	—	—	60,447

Balance, December 31, 2009	475	(860)	1,324,410	(982,986)	(15,380)	—	325,659

Net income	—	—	—	96,429	—	—	96,429
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	1,176	—	1,176
Exercise of stock options and vesting of restricted stock	3	—	(1,370)	—	—	—	(1,367)
Amortization of stock compensation expense	—	—	8,462	—	—	—	8,462
Tax deficit from stock option exercises and restricted stock vesting	—	—	(2)	—	—	—	(2)

Balance, December 31, 2010	$478	($860)	$1,331,500	($886,557)	($14,204)	$—	$430,357

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Amounts in thousands of dollars)

	Year Ended December 31,
	2010	2009	2008
Net income (loss) attributable to Stone Energy Corporation	$96,429	($218,298)	($1,146,932)
Other comprehensive income (loss) net of tax effect:
Adjustment for fair value accounting of derivatives	1,176	(100,292)	95,647

Comprehensive income (loss) attributable to Stone Energy Corporation	$97,605	($318,590)	($1,051,285)

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of dollars, except per share and price amounts)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Stone Energy Corporation is an independent oil and natural gas company engaged in the acquisition and subsequent exploration, development, and operation of oil and gas properties located primarily in the Gulf of Mexico (“GOM”). We are also active in the Appalachia region, where we have established a significant acreage position and have development operations in the Marcellus Shale. We have also targeted several exploratory oil projects in the Rocky Mountain region. In 2008, we acquired Bois d’Arc Energy, Inc. (“Bois d’Arc”), an independent exploration company which was engaged in the discovery and production of oil and natural gas in the GOM. Prior to November 30, 2008, we participated in an exploratory joint venture in Bohai Bay, China. Our corporate headquarters are located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508. We have additional offices in New Orleans, Louisiana, Houston, Texas and Morgantown, West Virginia.
     A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below.
     Basis of Presentation:
     The financial statements include our accounts and the accounts of our wholly owned subsidiaries, Stone Energy Offshore, L.L.C. (“Stone Offshore”), Stone Energy, L.L.C. and Caillou Boca Gathering, LLC (“Caillou Boca”). On December 31, 2010, Stone Energy, L.L.C. was merged into Stone Offshore. From August 2008 to the second quarter of 2009, Calliou Boca was a majority owned subsidiary. During the second quarter of 2009, we acquired the entire non-controlling interest in Calliou Boca. All intercompany balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.
     Use of Estimates:
     The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion and amortization, unevaluated property costs, estimated future net cash flows from proved reserves, cost to abandon oil and gas properties, taxes, reserves of accounts receivable, accruals of capitalized costs, operating costs and production revenue, capitalized general and administrative costs and interest, insurance recoveries related to hurricanes, effectiveness and estimated fair value of derivative positions, the purchase price allocation on properties acquired, estimates of fair value in business combinations, goodwill impairment testing and measurement, and contingencies.
     Fair Value Measurements:
     U.S. GAAP establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. As of December 31, 2010, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds.
     Cash and Cash Equivalents:
     We consider all money market funds and highly liquid investments in overnight securities through our commercial bank accounts, which result in available funds on the next business day, to be cash and cash equivalents.
     Restricted Cash:
     At December 31, 2010, the restricted cash balance of $5,500 related to escrowed amounts on deposit with a qualified intermediary involved in a tax-free exchange of properties. These amounts became unrestricted in January 2011.
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
     Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows (See Note 7 — Investment in Oil and Gas Properties). Historically, estimated future net cash flows from proved reserves were calculated based on period-end hedge adjusted commodity prices, and the impact of price increases subsequent to the period end could be considered. In December 2008, the Securities and Exchange Commission (“SEC”) issued a final rule, “Modernization of Oil and Gas Reporting,” which adopted revisions to the SEC’s oil and gas reporting requirements. The revisions replaced the single-day year-end pricing with a twelve-month average pricing assumption. Additionally, consideration of the impact of subsequent price increases after period end is no longer allowed. The changes to prices used in reserves calculations under the new rule are used in both disclosures and accounting impairment tests. In January 2010, the Financial Accounting Standards Board (“FASB”) issued its final standard on oil and gas reserve estimation and disclosures aligning its requirements with the SEC’s final rule. The new rules were considered a change in accounting principle that is inseparable from a change in accounting estimate, which did not require retroactive revision.
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
     Earnings Per Common Share:
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
     Business Combinations and Goodwill:
     Our 2008 acquisition of Bois d’Arc was accounted for using the purchase method of accounting for business combinations. We applied fair value concepts in determining the cost of the acquired entity and allocating that cost to the assets acquired (including goodwill) and liabilities assumed. U.S. GAAP requires the testing for impairment of goodwill at least annually. It establishes a two-step methodology for determining impairment that begins with an estimation of the fair value of the reporting unit. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. This authoritative guidance provided the framework for the determination of our goodwill impairment of $465,985 at December 31, 2008. We have no goodwill recognized in our financial statements at December 31, 2010 or December 31, 2009.
     Production Revenue:
     We recognize production revenue under the entitlement method of accounting. Under this method, revenue is deferred for deliveries in excess of our net revenue interest, while revenue is accrued for undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production.
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
     Recent Accounting Developments:
     Fair Value Measurements and Disclosures. Accounting Standards Update (“ASU”) 2010-06 was issued in January 2010 to improve disclosures about fair value measurements by requiring a greater level of disaggregated information, more robust disclosures about valuation techniques and inputs to fair value measurements, information about significant transfers between the three levels in the fair value hierarchy, and separate presentation of information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number. The guidance provided in ASU 2010-06 became effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We had no Level 3 fair value measurements during the year ended December 31, 2010.

NOTE 2 — PRIOR PERIOD CORRECTION OF IMMATERIAL ERRORS:
     During the fourth quarter of 2010, we determined that prior reporting periods had misstatements caused by errors in the process of the estimation of asset retirement obligations at December 31, 2008. Management has concluded that the impact of these errors on prior reporting periods is immaterial. However, given that the adjustment to correct the errors in 2010 would have a material impact on the 2010 financial statements, we have corrected the prior periods in the current Form 10-K in accordance with SEC guidance. The information included in this Form 10-K sets forth the effects of these corrections on the previously reported financial statements and accompanying information for the years ended December 31, 2009 and 2008. The net effect of the corrections on the individual financial statement line items for the periods presented are as follows:

	Year Ended December 31, 2009			Year Ended December 31, 2008
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Consolidated Statement of Operations:
Write-down of oil and gas properties	$505,140	$3,849	$508,989	$1,309,403	$14,924	$1,324,327
Accretion expense	33,016	6,290	39,306	17,392	—	17,392
Total operating expenses	1,022,068	10,139	1,032,207	2,306,080	14,924	2,321,004
Income (loss) from operations	(307,712)	(10,139)	(317,851)	(1,505,038)	(14,924)	(1,519,962)
Net income (loss) before income taxes	(324,691)	(10,139)	(334,830)	(1,501,231)	(14,924)	(1,516,155)
Provision (benefit) for deferred income taxes	(143,386)	(3,549)	(146,935)	(370,921)	(5,223)	(376,144)
Total income taxes	(113,010)	(3,549)	(116,559)	(363,923)	(5,223)	(369,146)
Net income (loss)	(211,681)	(6,590)	(218,271)	(1,137,308)	(9,701)	(1,147,009)
Net income (loss) attributable to Stone Energy Corporation	(211,708)	(6,590)	(218,298)	(1,137,231)	(9,701)	(1,146,932)
Basic earnings (loss) per share attributable to Stone Energy Corporation stockholders	($4.82)	($0.15)	($4.97)	($35.58)	($0.31)	($35.89)
Diluted earnings (loss) per share attributable to Stone Energy Corporation stockholders	($4.82)	($0.15)	($4.97)	($35.58)	($0.31)	($35.89)

Consolidated Statement of Cash Flows:
Net income (loss)	(211,681)	(6,590)	(218,271)	(1,137,308)	(9,701)	(1,147,009)
Write-down of oil and gas properties	505,140	3,849	508,989	1,309,403	14,924	1,324,327
Accretion expense	33,016	6,290	39,306	17,392	—	17,392
Deferred income tax benefit	(143,386)	(3,549)	(146,935)	(370,921)	(5,223)	(376,144)

Consolidated Statement of Comprehensive Income:
Net income (loss) attributable to Stone Energy Corporation	(211,708)	(6,590)	(218,298)	(1,137,231)	(9,701)	(1,146,932)
Comprehensive income (loss) attributable to Stone Energy Corporation	(312,000)	(6,590)	(318,590)	(1,041,584)	(9,701)	(1,051,285)

	December 31, 2009
	As Reported	Adjustment	As Adjusted
Consolidated Balance Sheet:
Asset retirement obligations, long-term	$265,021	$25,063	$290,084
Deferred taxes, long-term	44,528	(8,772)	35,756
Total liabilities	1,112,292	16,291	1,128,583
Accumulated deficit	(966,695)	(16,291)	(982,986)
Total stockholders’ equity	341,950	(16,291)	325,659

NOTE 3 — EARNINGS PER SHARE:
     The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Year Ended December 31,
	2010	2009	2008
Income (numerator):
Net income (loss) attributable to Stone Energy Corporation	$96,429	($218,298)	($1,146,932)
Net income attributable to participating securities	(1,559)	—	—

Net income (loss) attributable to common stock — basic and diluted	$94,870	($218,298)	($1,146,932)

Weighted average shares (denominator):
Weighted average shares — basic	47,681	43,953	31,961
Diluted effect of stock options and unvested restricted stock	25	—	—

Weighted average shares — diluted	47,706	43,953	31,961

Basic income (loss) per common share	$1.99	($4.97)	($35.89)

Diluted income (loss) per common share	$1.99	($4.97)	($35.89)

     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 420,000 during the year ended December 31, 2010. All outstanding stock options (approximately 495,000 shares) were considered antidilutive during the year ended December 31, 2009 because we had a net loss for the period. All outstanding stock options (approximately 511,000 shares) were considered antidilutive during the year ended December 31, 2008 because we had a net loss for the period.
     During the years ended December 31, 2010, 2009 and 2008, approximately 255,000, 129,000 and 567,000 shares of common stock, respectively, were issued, from either authorized shares or shares held in treasury, upon the exercise of stock options, vesting (lapse of forfeiture restrictions) of restricted stock by employees and nonemployee directors and the awarding of employee bonus stock pursuant to the 2004 Amended and Restated Stock Incentive Plan. During the year ended December 31, 2009, 100,000 shares of common stock were repurchased under our stock repurchase program. On June 10, 2009, 8,050,000 shares of common stock were issued in a public offering. During the year ended December 31, 2008, 200,000 shares of common stock were repurchased under our stock repurchase program. On August 28, 2008, 11,301,751 shares of common stock were issued upon the completion of our acquisition of Bois d’Arc (see Note 6 — Acquisitions and Divestitures).
NOTE 4 — ACCOUNTS RECEIVABLE:
     In our capacity as operator for our co-venturers, we incur drilling and other costs that we bill to the respective parties based on their working interests. We also receive payments for these billings and, in some cases, for billings in advance of incurring costs. Our accounts receivable are comprised of the following amounts:

	As of December 31,
	2010	2009
Accounts Receivable:
Other co-venturers	$6,769	$6,831
Trade	75,653	77,948
Insurance receivable on hurricane claims	1,718	28,629
Unbilled accounts receivable	4,352	4,685
Other	37	36

	$88,529	$118,129

     We have accrued insurance receivables on hurricane claims to the extent we have concluded the insurance recovery is probable. The accrual only relates to costs previously recorded in our financial statements, including asset retirement obligations and repair expenses included in lease operating expenses.

NOTE 5 — CONCENTRATIONS:
Sales to Major Customers
     Our production is sold on month-to-month contracts at prevailing prices. We have attempted to diversify our sales and obtain credit protections such as parental guarantees from certain of our purchasers. The following table identifies customers from whom we derived 10% or more of our total oil and gas revenue during the years ended:

	December 31,
	2010	2009	2008
Chevron U.S.A., Inc.	(a )	(a )	18%
Conoco, Inc.	26%	27%	29%
Hess Corporation	11%	11%	(a )
Sequent Energy Management LP	10%	13%	(a )
Shell Trading (US) Company	40%	34%	16%

(a)      Less than 10 percent
     The maximum amount of credit risk exposure at December 31, 2010 relating to these customers amounted to $70,704.
     We believe that the loss of any of these purchasers would not result in a material adverse effect on our ability to market future oil and gas production.
Production and Reserve Volumes
     Approximately 99.5% of our production during 2010 was associated with our Gulf Coast Basin properties and 83% of our estimated proved reserves (unaudited) at December 31, 2010 were derived from Gulf Coast Basin reservoirs.
Cash and Cash Equivalents
     Substantially all of our cash balances are in excess of federally insured limits. At December 31, 2010 approximately $7,306 was invested in the J.P. Morgan Prime Money Market Fund (Capital Shares). An additional $81,006 was in accounts at J.P. Morgan Chase & Co.
NOTE 6 — ACQUISITIONS AND DIVESTITURES:
Acquisitions
     During 2010, we acquired an approximate 26,000 net acre leasehold position in Appalachia from various landowners at a cost of approximately $74,334.
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
Divestitures
     In April 2010, we divested our leasehold interest in approximately 7,000 acres in the Marcellus Shale for approximately $30,315. In the fourth quarter of 2010, we completed the sale of our interest in the Main Pass Block 41 Field for cash consideration of approximately $5,500. The estimated asset retirement obligation for this field was $632. In the second quarter of 2009, we completed the sale of an onshore Louisiana field for cash consideration of approximately $4,909. The estimated asset retirement obligation for this field was $5,941. The sales of these properties were accounted for as an adjustment of net capitalized costs with no gain or loss recognized.

NOTE 7 — INVESTMENT IN OIL AND GAS PROPERTIES:
     The following table discloses certain financial data relative to our oil and gas producing activities located onshore and offshore the continental United States:

	Year Ended December 31,
	2010	2009	2008
Oil and gas properties — United States, proved and unevaluated:
Balance, beginning of year	$5,741,081	$5,409,770	$3,310,074
Costs incurred during the year (capitalized):
Acquisition costs, net of sales of unevaluated properties	127,069	9,072	1,830,468
Exploratory costs	42,205	78,582	146,303
Development costs (1)	241,387	199,375	78,359
Salaries, general and administrative costs	20,521	19,107	19,507
Interest	30,783	25,573	25,195
Less: overhead reimbursements	(288)	(398)	(136)

Total costs incurred during the year, net of divestitures	461,677	331,311	2,099,696

Balance, end of year	$6,202,758	$5,741,081	$5,409,770

Accumulated depreciation, depletion and amortization (DD&A):
Balance, beginning of year	($4,555,372)	($3,781,600)	($2,158,327)
Provision for DD&A	(242,745)	(253,790)	(284,672)
Write-down of oil and gas properties	—	(508,989)	(1,293,345)
Sale of proved properties	(6,832)	(10,993)	(45,256)

Balance, end of year	($4,804,949)	($4,555,372)	($3,781,600)

Net capitalized costs — United States (proved and unevaluated)	$1,397,809	$1,185,709	$1,628,170

DD&A per Mcfe	$3.18	$3.23	$4.45

(1) Includes asset retirement costs of $56,444, $78,387 and ($77,573), respectively.

Costs incurred during the year (expensed):
Lease operating expenses	$152,326	$156,786	$171,107
Production taxes	5,808	7,920	7,990
Accretion expense	34,469	39,306	17,392

Expensed costs — United States	$192,603	$204,012	$196,489

     In December 2008, the SEC issued a final rule, “Modernization of Oil and Gas Reporting,” which adopted revisions to the SEC’s oil and gas reporting requirements. It became effective January 1, 2010 for Annual Reports on Form 10-K for years ending on or after December 31, 2009. The revisions replaced the single-day year-end pricing with a twelve-month average pricing assumption. Changes to prices used in reserves calculations are used in both disclosures and accounting impairment tests. At December 31, 2009, our ceiling test computation (See Note 1) resulted in a write-down of our U.S. oil and gas properties of $165,057 based on twelve-month average prices of $58.95 per barrel of oil and $3.49 per Mcf of natural gas. The benefit of hedges in place at December 31, 2009 reduced the write-down by $94,541. At March 31, 2009, our ceiling test computation resulted in a write-down of our U.S. oil and gas properties of $343,932 based on a March 31, 2009 Henry Hub gas price of $3.63 per MMBtu and a West Texas Intermediate (“WTI”) oil price of $44.92 per barrel. At December 31, 2008, our ceiling test computation resulted in a write-down of our U.S. oil and gas properties, which included assets acquired in the Bois d’Arc transaction, of $1,293,345 based on a December 31, 2008 Henry Hub gas price of $5.71 per MMBtu and a WTI oil price of $41.00 per barrel. The benefit of hedges in place at December 31, 2008 reduced the write-down by $177,729.
     The following table discloses net costs incurred (evaluated) on our unevaluated properties located in the United States for the years indicated:

Unevaluated oil and gas properties United States	2010	2009	2008
Net costs incurred (evaluated) during year:
Acquisition costs	$42,664	($203,776)	$308,325
Exploration costs	10,491	15,337	24,531
Capitalized interest	30,783	23,943	10,314

	$83,938	($164,496)	$343,170

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

Year Ended
December 31,
2008
Oil and gas properties — China:
Balance, beginning of year	$37,729
Costs incurred during the year (capitalized):
Exploratory costs	226
Salaries, general and administrative costs	31
Interest	1,160

Total costs incurred during the year	1,417

Balance, end of year (fully evaluated)	$39,146

Accumulated depreciation, depletion and amortization (DD&A):
Balance, beginning of year	$(8,164)
Write-down of oil and gas properties	(30,982)

Balance, end of year	$(39,146)

Net capitalized costs — China	$—

     The following table discloses financial data associated with unevaluated costs in the United States at December 31, 2010:

		Net Costs Incurred During the
		Year Ended December 31,
	Balance as of				2007
	December 31, 2010	2010	2009	2008	and prior
Acquisition costs	$234,680	$110,301	$4,445	$112,658	$7,276
Exploration costs	131,467	31,405	39,063	25,543	35,456
Capitalized interest	47,033	25,396	16,497	4,260	880

Total unevaluated costs	$413,180	$167,102	$60,005	$142,461	$43,612

     Approximately 107 specifically identified drilling projects are included in unevaluated costs at December 31, 2010 and are expected to be evaluated in the next four years. The excluded costs will be included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. Interest costs capitalized on unevaluated properties during the years ended December 31, 2010, 2009 and 2008 totaled $30,783, $25,573 and $26,355, respectively.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
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

     We have entered into fixed-price swaps with various counterparties for a portion of our expected 2011, 2012 and 2013 oil and natural gas production from the Gulf Coast Basin. The fixed-price oil swap settlements are based upon an average of the New York Mercantile Exchange (“NYMEX”) closing price for WTI during the entire calendar month. Some of our fixed-price gas swap settlements are based on an average of NYMEX prices for the last three days of a respective month and some are based on the NYMEX price for the last day of a respective month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our outstanding fixed-price swap contracts are with J.P. Morgan Chase Bank, N.A., The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas, the Bank of Nova Scotia and Natixis.
     During 2009 and 2008, a portion of our oil and natural gas production was hedged with zero-premium collars. The natural gas collar settlements are based on an average of NYMEX prices for the last three days of a respective month. The oil collar settlements are based on an average of the NYMEX closing price for WTI during the entire calendar month. The collar contracts require payments to the counterparties if the average price is above the ceiling price or payment from the counterparties if the average price is below the floor price.
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
     During the years ended December 31, 2010, 2009 and 2008, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. During the second half of 2008, as a result of extended shut-ins of production after Hurricanes Gustav and Ike, our September 2008 crude oil and natural gas production levels were below the volumes that we had hedged. Consequently, some of our crude oil and natural gas hedges for September 2008 were deemed to be ineffective.
     All of our derivative instruments at December 31, 2010 and December 31, 2009 were designated as effective cash flow hedges. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at December 31, 2010 and December 31, 2009.

Fair Value of Derivative Instruments at December 31, 2010
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$12,955	Current liabilities: Fair value of hedging contracts	($32,144)
	Long-term assets: Fair value of hedging contracts	—	Long-term liabilities: Fair value of hedging contracts	(3,606)

		$12,955		($35,750)

Fair Value of Derivative Instruments at December 31, 2009
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$16,223	Current liabilities: Fair value of hedging contracts	($34,859)
	Long-term assets: Fair value of hedging contracts	1,771	Long-term liabilities: Fair value of hedging contracts	(7,721)

		$17,994		($42,580)

     The following table discloses the effect of derivative instruments in the statement of operations for the years ended December 31, 2010, 2009 and 2008.

The Effect of Derivative Instruments on the Statement of Operations for the Years Ended December 31, 2010, 2009 and 2008
	Amount of Gain
Derivatives in	(Loss) Recognized	Gain (Loss) Reclassified from
Cash Flow Hedging	in OCI on	Accumulated OCI into Income		Gain (Loss) Recognized in Income on
Relationships	Derivative (a)	(Effective Portion) (b)		Derivative (Ineffective Portion)
	2010	Location	2010	Location	2010
Commodity contracts	$1,176	Operating revenue - oil/gas production	$9,631	Derivative income, net	$3,265

Total	$1,176		$9,631		$3,265

	2009		2009		2009

Commodity contracts	($100,292)	Operating revenue - oil/gas production	$163,176	Derivative income, net	$3,061

Total	($100,292)		$163,176		$3,061

	2008		2008		2008

Commodity contracts	$95,647	Operating revenue - oil/gas production	($19,162)	Derivative income, net	$3,327

Total	$95,647		($19,162)		$3,327

(a)	Net of related tax effect.

(b)	For the year ended December 31, 2010, effective hedging contracts decreased oil revenue by $29,047 and increased gas revenue by $38,678. For the year ended December 31, 2009, effective hedging contracts increased oil revenue by $61,747 and increased gas revenue by $101,429. For the year ended December 31, 2008, effective hedging contracts decreased oil revenue by $34,435 and increased gas revenue by $15,273.
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
     At December 31, 2010, we had an accumulated other comprehensive loss of $14,204, net of tax, which related to the fair value of our 2011 and 2012 swap contracts that were outstanding as of December 31, 2010. We believe that approximately $12,156 of the accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
          The following table illustrates our hedging positions for calendar years 2011, 2012 and 2013 as of February 22, 2011:

	Fixed-Price Swaps
	Natural Gas		Oil
	Daily		Daily
	Volume	Swap	Volume	Swap
	(MMBtus/d)	Price	(Bbls/d)	Price
2011	10,000 (a)	$4.565	1,000	$70.05
2011	20,000	5.200	1,000	78.20
2011	10,000	6.830	1,000	80.20
2011			1,000	83.00
2011			1,000	83.05
2011			1,000 (b)	85.20
2011			1,000	85.25
2011			1,000	89.00
2011			1,000 (c)	97.75

2012	10,000	5.035	1,000	90.30
2012	10,000	5.040	1,000	90.41
2012			1,000	90.45
2012			1,000	95.50
2012			1,000	97.60
2012			1,000	100.00

2013			1,000	97.15

(a)	February — December

(b)	January — June

(c)	July – December

NOTE 9 — FAIR VALUE MEASUREMENTS:
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
     As of December 31, 2010, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for the credit risk of Stone and its counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy. For a more detailed description of our derivative instruments, see Note 8 — Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in money market funds, which are included within the Level 1 fair value hierarchy.
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at December 31, 2010
		Quoted Prices
		in Active Markets
		for Identical	Significant Other	Significant
		Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$7,306	$7,306	$—	$—
Hedging contracts	12,955	—	12,955	—

Total	$20,261	$7,306	$12,955	$—

	Fair Value Measurements at December 31, 2010
		Quoted Prices
		in Active Markets
		for Identical	Significant Other	Significant
		Liabilities	Observable Inputs	Unobservable Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
Hedging contracts	($35,750)	$—	($35,750)	$—

Total	($35,750)	$—	($35,750)	$—

     The fair value of cash and cash equivalents, accounts receivable, accounts payable to vendors and our variable-rate bank debt approximated book value at December 31, 2010 and 2009. As of December 31, 2010, the fair value of our $375,000 8 5/8% Senior Notes due 2017 was approximately $380,625. As of December 31, 2009, the fair value of our $200,000 8 1/4% Senior Subordinated Notes due 2011 was approximately $200,000. In the first quarter of 2010, we used the proceeds from the 8 5/8% Senior Notes offering to purchase and redeem our 8 1/4% Senior Subordinated Notes due 2011. As of December 31, 2010 and 2009, the fair value of our $200,000 6 3/4% Senior Subordinated Notes due 2014 was approximately $197,000 and $178,000, respectively. The fair values of our outstanding notes were determined based upon quotes obtained from brokers.
     We applied fair value concepts in recording the assets and liabilities acquired in our acquisition of Bois d’Arc (see Note 6 — Acquisitions and Divestitures). In determining the fair value of Bois d’Arc’s most significant assets, proved and unevaluated oil and gas properties, we used elements of both the income and market approaches. Future income for oil and gas properties was estimated based on proved, probable, and possible reserve and prospective resource volumes and quoted commodity prices in the futures markets. We then applied appropriate discount rates based on the risk profile of the respective reserve categories. Resulting values from the income approach were compared to ranges of prices paid in the acquisition of similar oil and gas properties in other transactions. Values determined under the income approach were within market ranges.

NOTE 10 — ASSET RETIREMENT OBLIGATIONS:
     Asset retirement obligations (“ARO”) relate to the removal of facilities and tangible equipment at the end of a property’s useful life. U.S. GAAP requires that the fair value of a liability to retire an asset be recorded on the balance sheet and that the corresponding cost is capitalized in oil and gas properties. The ARO liability is accreted to its future value and the capitalized cost is depreciated consistent with the UOP method. The estimate of our asset retirement obligations does not give consideration to the value the related assets could have to other parties.
     The change in our ARO during 2010, 2009 and 2008 is set forth below:

	Year Ended December 31,
	2010	2009	2008
Asset retirement obligations as of the beginning of the year, including current portion	$320,599	$275,628	$289,790
Liabilities incurred	1,528	3,035	2,779
Liabilities settled	(36,392)	(67,858)	(60,642)
Liabilities assumed	—	—	128,023
Divestment of properties	(692)	(5,941)	(32,890)
Accretion expense	34,469	39,306	17,392
Revision of estimates	54,408	76,429	(68,824)

Asset retirement obligations as of the end of the year, including current portion	$373,920	$320,599	$275,628

     In October 2010, we received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) indicating that certain identified wells and facilities operated by us will need to be retired on a timing schedule, which was accelerated from the timing estimated in calculating liabilities for asset retirement obligations at December 31, 2009. In February 2011, we submitted an abandonment plan addressing the identified wells and facilities. The BOEMRE has indicated they will issue a final order upon review of the plan. During 2010, we increased our asset retirement obligations in the amount of $54,408 for the estimated impact of the accelerated timing of the retirement of these assets and other factors. The final order will ultimately determine the impact on our asset retirement obligations and could result in an additional upward or downward revision.
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
NOTE 11 — INCOME TAXES:
     An analysis of our deferred taxes follows:

	As of December 31,
	2010	2009
Tax effect of temporary differences:
Oil and gas properties — full cost	($224,624)	($137,797)
Hurricane insurance receivable	—	(16,316)
Asset retirement obligations	134,611	112,210
Stock compensation	4,932	4,296
Hedges	8,205	8,605
Other	4,923	7,817

	($71,953)	($21,185)

     We estimate that we have incurred approximately $5,808 of current federal income tax expense for the year ended December 31, 2010. We have a $239 current income tax payable at December 31, 2010.

     A reconciliation between the statutory federal income tax rate and our effective income tax rate as a percentage of income before income taxes follows:

	Year Ended December 31,
	2010	2009	2008
Income tax expense computed at the statutory federal income tax rate	35.0%	(35.0%)	(35.0%)
Domestic production activities deduction	(0.6)	—	—
State taxes and other	2.6	0.2	—
Goodwill impairment	—	—	10.9
Statutory depletion	(0.1)	—	(0.1)

Effective income tax rate	36.9%	(34.8%)	(24.2%)

     In 2010 and 2009, we recognized a tax deduction for domestic production activities pursuant to Internal Revenue Code Section 199.
     Income taxes allocated to accumulated other comprehensive income related to oil and gas hedges amounted to $292, ($54,003) and $51,502 for the years ended December 31, 2010, 2009 and 2008, respectively.
     As of December 31, 2010 and 2009, we had unrecognized tax benefits of $425 and $25,711, respectively. If recognized, all of our unrecognized tax benefits as of December 31, 2010 would impact our effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits follows:

Total unrecognized tax benefits as of December 31, 2009	$25,711
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during a prior period	425
Tax positions taken during the current period	—
Settlements with taxing authorities	(24,533)
Lapse of applicable statute of limitations	(1,178)

Total unrecognized tax benefits as of December 31, 2010	$425

     Our unrecognized tax benefits pertain to proposed state income tax audit adjustments. We believe that our unrecognized tax benefits may be reduced to zero within the next 12 months upon completion and ultimate settlement of the state examinations.
     It is our policy to classify interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. We have recognized ($1,157) and $3,171 of interest expense related to uncertain tax positions for the years ended December 31, 2010 and 2009, respectively. We have not recognized any penalties in connection with our uncertain tax positions. The liabilities for unrecognized tax benefits and accrued interest payable are components of other current liabilities on our balance sheet.
     The tax years 2008 through 2010 remain subject to examination by major tax jurisdictions.
NOTE 12 — LONG-TERM DEBT:
     Long-term debt consisted of the following:

	As of December 31,
	2010	2009
8 1/4% Senior Subordinated Notes due 2011	$—	$200,000
6 3/4% Senior Subordinated Notes due 2014	200,000	200,000
8 5/[8]% Senior Notes due 2017	375,000	—
Bank debt	—	175,000

Total long-term debt	$575,000	$575,000

Bank Debt
     On August 28, 2008, we entered into an amended and restated revolving credit facility totaling $700,000, maturing on July 1, 2011, with a syndicated bank group. On January 26, 2010, we completed a public offering of $275,000 aggregate principal amount of 8 5/8% Senior Notes due 2017. Upon completion of the offering, our borrowing base under our bank credit facility was automatically reduced from $425,000 to $395,000. On November 17, 2010, we completed a public offering of an additional $100,000 aggregate principal amount of the 8 5/8% Senior Notes due 2017. Upon completion of this offering, our borrowing base under our bank credit facility was automatically reduced from $395,000 to $365,000. At December 31, 2010, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $63,145 had been issued under the facility. As of February 22, 2011, letters of credit totaling $63,145 had been issued pursuant to the facility, leaving $301,855 of availability under the facility.
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
     Under the financial covenants of our bank credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (ii) maintain a ratio of EBITDA to consolidated Net Interest, as defined in the credit agreement, for the preceding four quarterly periods of not less than 3.0 to 1.0. As of December 31, 2010, our debt to EBITDA Ratio was 1.43 to 1 and our EBITDA to consolidated Net Interest Ratio was approximately 41.72 to 1. In addition, our bank credit facility includes certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases.
     Senior Notes
     On January 26, 2010, we completed a public offering of $275,000 aggregate principal amount of 8 5/8% Senior Notes due 2017 (the “2017 Notes”), which are fully and unconditionally guaranteed on a senior unsecured basis by Stone Offshore and by certain future restricted subsidiaries of Stone. The net proceeds from the offering after deducting underwriting discounts, commissions, fees and expenses totaled $265,299. On November 17, 2010, we completed a public offering of an additional $100,000 aggregate principal amount of our 2017 Notes. The net proceeds from this offering after deducting underwriting discounts, commissions, fees and expenses totaled approximately $98,227. The 2017 Notes rank equally in right of payment with all of our existing and future senior debt, and rank senior in right of payment to all of our existing and future subordinated debt, including our outstanding senior subordinated notes. The 2017 Notes mature on February 1, 2017, and interest is payable on each February 1 and August 1, commencing on August 1, 2010. We may, at our option, redeem all or part of the 2017 Notes at any time prior to February 1, 2014 at a make-whole redemption price, and at any time on or after February 1, 2014 at fixed redemption prices. In addition, prior to February 1, 2013, we may, at our option, redeem up to 35% of the 2017 Notes with the cash proceeds of certain equity offerings. The 2017 Notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the 2017 Notes a right to accelerate payment. At December 31, 2010, $13,477 had been accrued in connection with the February 1, 2011 interest payment.
     Senior Subordinated Notes
     On December 15, 2004, we issued $200,000 6 3/4% Senior Subordinated Notes due 2014 (the “2014 Notes”). The 2014 Notes were sold at par value and we received net proceeds of $195,500. The 2014 Notes are subordinated to our senior unsecured credit facility. There is no sinking fund requirement. Beginning December 15, 2009, the 2014 Notes are redeemable at our option, in whole or in part, at 103.375% of their principal amount and thereafter at prices declining annually to 100% on and after December 15, 2012. The 2014 Notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the 2014 Notes a right to accelerate payment. At December 31, 2010, $563 had been accrued in connection with the June 15, 2011 interest payment. On August 28, 2008, we entered into a supplemental indenture governing the terms of our 2014 Notes. The 2014 Notes are now guaranteed by Stone Offshore on an unsecured senior subordinated basis.

     On December 5, 2001, we issued $200,000 8 1/4% Senior Subordinated Notes due 2011 (the “2011 Notes”). In January 2010 we used the proceeds from the 2017 Notes offering to purchase our 2011 Notes pursuant to a tender offer and consent solicitation. In February 2010, the remaining 2011 Notes were redeemed in full. The total cost of the redemption was $202,382 which included $200,483 to redeem the notes plus accrued and unpaid interest of $1,899. The transaction resulted in a charge to earnings of $1,820 in 2010.
     Deferred Financing Cost and Interest Cost
     Other assets at December 31, 2010 and 2009 included approximately $14,764 and $9,430, respectively, of deferred financing costs, net of accumulated amortization. These costs at December 31, 2010 related primarily to the issuance of the 2017 Notes, the 2014 Notes and our bank credit facility. The costs associated with the 2017 Notes and the 2014 Notes are being amortized over the life of the notes using a method that applies effective interest rates of 8.8% and 7.1%, respectively. The costs associated with our bank credit facility are being amortized over the term of the facility.
     Total interest cost incurred on all obligations for the years ended December 31, 2010, 2009 and 2008 was $42,975, $46,934 and $39,598 respectively.
NOTE 13 — INVENTORY IMPAIRMENT:
     For the years ended December 31, 2010 and 2009, we recorded a write-down of our tubular inventory of $129 and $9,398, respectively. These charges were the result of the market value of these tubulars falling below historical cost.
NOTE 14 — STOCK-BASED COMPENSATION:
     We record stock compensation expense under U.S. GAAP for stock options and other equity-based compensation awards based on the fair value on the date of grant. Compensation expense for equity-based compensation awards is recognized in our financial statements over the vesting period of the award.
     For the year ended December 31, 2010, we incurred $8,467 of stock based compensation, of which $8,268 related to restricted stock issuances, $199 related to stock option grants and of which a total of approximately $2,775 was capitalized into oil and gas properties. For the year ended December 31, 2009, we incurred $8,845 of stock based compensation, of which $7,624 related to restricted stock issuances, $1,221 related to stock option grants and of which a total of approximately $2,901 was capitalized into oil and gas properties. For the year ended December 31, 2008, we incurred $13,086 of stock based compensation, of which $10,334 related to restricted stock issuances, $2,572 related to stock option grants and $180 related to employee bonus stock awards and of which a total of approximately $4,681 was capitalized into oil and gas properties. Because of the non-cash nature of stock based compensation, the expensed portion of stock based compensation is added back to the net income (loss) in arriving at net cash provided by operating activities in our statement of cash flows. The capitalized portion is not included in net cash used in investing activities.
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

     Stock Options. There were no stock option grants during the year ended December 31, 2010. Stock options granted and related fair values for the years ended December 31, 2009 and 2008 are listed in the following table. The fair value was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008
	(Amounts in table represent
	actual values except where
	indicated otherwise)
Stock options granted	64,474	40,000
Fair value of stock options granted ($ in thousands)	$321	$980
Weighted average grant date fair value	$4.98	$24.51
Assumptions:
Dividend yield	0.00%	0.00%
Expected volatility	44.66%	37.70%
Risk-free rate	2.39%	3.65%
Expected option life	10.0 years	10.0 years
Forfeiture rate	0.00%	0.00%
     Expected volatility and expected option life are based on a historical average. The risk-free rate is based on quoted rates on zero-coupon Treasury Securities for terms consistent with the expected option life.
     A summary of stock option activity under the Plan during the year ended December 31, 2010 is as follows (amounts in table represent actual values except where indicated otherwise):

				Aggregate
	Number	Wgtd. Avg.		Intrinsic
	of	Exercise	Wgtd. Avg.	Value
	Options	Price	Term	(in thousands)
Options outstanding, beginning of period	495,283	$39.61
Granted	—	—
Exercised	—	—
Forfeited	(6,190)	40.85
Expired	(4,399)	57.76

Options outstanding, end of period	484,694	39.43	3.8 years	$880

Options exercisable, end of period	396,115	43.21	3.4 years	176

Options unvested, end of period	88,579	22.50	6.9 years	704

Exercise prices for stock options outstanding at December 31, 2010 range from $6.97 to $61.58.
     A summary of stock option activity under the Plan during the year ended December 31, 2009 is as follows (amounts in table represent actual values except where indicated otherwise):

				Aggregate
	Number	Wgtd. Avg.		Intrinsic
	of	Exercise	Wgtd. Avg.	Value
	Options	Price	Term	(in thousands)
Options outstanding, beginning of period	510,779	$45.21
Granted	64,474	8.64
Exercised	—	—
Forfeited	(14,470)	33.59
Expired	(65,500)	54.15

Options outstanding, end of period	495,283	39.61	4.7 years	$607

Options exercisable, end of period	363,709	44.40	4.1 years	—

Options unvested, end of period	131,574	26.37	7.3 years	607

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

     Restricted Stock. The fair value of restricted shares is determined based on the average of the high and low prices on the issuance date and assumes a 5% forfeiture rate in 2010 and 2009. During the year ended December 31, 2010, we issued 395,869 shares of restricted stock valued at $6,251. During the year ended December 31, 2009, we issued 538,635 shares of restricted stock valued at $5,831. During the year ended December 31, 2008, we issued 278,646 shares of restricted stock valued at $13,352.
     A summary of the restricted stock activity under the Plan for the years ended December 31, 2010, 2009 and 2008 is as follows (amounts in table represent actual values):

	2010		2009		2008
	Number of	Wgtd. Avg.	Number of	Wgtd. Avg.	Number of	Wgtd. Avg.
	Restricted	Fair Value	Restricted	Fair Value	Restricted	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Restricted stock outstanding, beginning of period	751,437	$20.68	408,383	$43.31	311,486	$39.86
Issuances	395,869	15.79	538,635	10.83	278,646	47.92
Lapse of restrictions	(343,657)	23.09	(177,123)	41.73	(167,818)	44.62
Forfeitures	(20,043)	18.07	(18,458)	26.74	(13,931)	44.99

Restricted stock outstanding, end of period	783,606	$17.24	751,437	$20.68	408,383	$43.31

     As of December 31, 2010, there was $6,784 of unrecognized compensation cost related to all non-vested share-based compensation arrangements under the Plan. That cost is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 1.7 years. Subsequent to December 31, 2010, 557,620 shares of restricted stock were granted under the Plan.
     Under U.S. GAAP, if tax deductions exceed book compensation expense, then excess tax benefits are credited to additional paid-in capital to the extent realized. If book compensation expense exceeds tax deductions, the tax deficit results in either a reduction in additional paid-in capital or an increase in income tax expense depending on certain circumstances. Credits to additional paid-in capital for net tax benefits were ($2), ($1,647) and $2,740 in 2010, 2009 and 2008, respectively.
NOTE 15 — SHARE REPURCHASE PROGRAM:
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100,000. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through December 31, 2010, 300,000 shares had been repurchased under this program at a total cost of $7,071, or an average price of $23.57 per share. During the year ended December 31, 2009, 100,000 shares were repurchased under this program, and during the year ended December 31, 2008, 200,000 shares were repurchased under this program. No shares were repurchased during the year ended December 31, 2010.

NOTE 16 — COMMITMENTS AND CONTINGENCIES:
     Lease Commitments
     We lease office facilities in New Orleans, Louisiana, Houston, Texas and Morgantown, West Virginia under the terms of long-term, non-cancelable leases expiring on various dates through 2015. We also lease certain equipment on our oil and gas properties typically on a month-to-month basis. The minimum net annual commitments under all leases, subleases and contracts with non-cancelable terms in excess of 12 months at December 31, 2010 were as follows:

2012	$507
2013	538
2014	409
2015	425
     Payments related to our lease obligations for the years ended December 31, 2010, 2009 and 2008 were approximately $703, $738 and $489, respectively.
     Other Commitments
     We are contingently liable to surety insurance companies in the amount of $60,477 relative to bonds issued on our behalf to the BOEMRE, federal and state agencies and certain third parties from which we purchased oil and gas working interests. The bonds represent guarantees by the surety insurance companies that we will operate in accordance with applicable rules and regulations and perform certain plugging and abandonment obligations as specified by applicable working interest purchase and sale agreements.
     In connection with our exploration and development efforts, we are contractually committed to the use of drilling rigs and the acquisition of seismic data in the aggregate amount of $13,428 to be incurred over the next year.
     The Oil Pollution Act of 1990 (“OPA”) imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under OPA and a final rule adopted by the BOEMRE in August 1998, responsible parties of covered offshore facilities that have a worst case oil spill of more than 1,000 barrels must demonstrate financial responsibility in amounts ranging from at least $10,000 in specified state waters to at least $35,000 in Outer Continental Shelf (“OCS”) waters, with higher amounts of up to $150,000 in certain limited circumstances where the BOEMRE believes such a level is justified by the risks posed by the operations, or if the worst case oil-spill discharge volume possible at the facility may exceed the applicable threshold volumes specified under the BOEMRE’s final rule. We do not anticipate that we will experience any difficulty in continuing to satisfy the BOEMRE’s requirements for demonstrating financial responsibility under OPA and the BOEMRE’s regulations.
     Litigation
     We are also named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.
     Franchise Tax Action. We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due. In addition, we have received preliminary assessments from the LDR for additional franchise taxes resulting from audits of a subsidiary. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the OCS, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. Total asserted claims plus estimated accrued interest amount to approximately $20,450. The franchise tax years 2007 through 2010 for Stone remain subject to examination, which potentially exposes us to additional estimated assessments of $7,000 including accrued interest.
     Ad Valorem Tax Suit. In August 2009, Gene P. Bonvillain, in his capacity as Assessor for the Parish of Terrebonne, State of Louisiana, filed civil action No. 90-03540 and other consolidated cases in the United States District Court for the Eastern District of Louisiana against approximately thirty oil and gas companies, including Stone, and their respective chief executive officers for allegedly unpaid ad valorem taxes. The amount originally alleged to be due by Stone for the years 1998 through 2008 was $11,300. The defendants were subsequently served and filed motions to dismiss this litigation pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On March 29, 2010, the trial court judge dismissed plaintiff’s claims without prejudice, with the dismissal to become effective within ten days unless plaintiff filed an amended complaint correcting its deficiencies. On April 8, 2010, plaintiff filed a first amended complaint without naming any of the chief executive officers as defendants and with an amount allegedly due by Stone of “not less than” $3,500. Defendants filed motions to dismiss this litigation, and the trial court judge granted these motions to dismiss on July 26, 2010. Subsequently, Bonvillain appealed the dismissal, and the appeal is currently pending before the 5th Circuit Court of Appeals. In its appellate brief, Bonvillain stated that its appeal against Stone “is hereby waived.” On January 26, 2011, an order was entered formally dismissing Stone from this appeal, and this matter is now concluded.
     Lafourche Parish, Louisiana, Landowner Action. In December 2008, Stephen E. Coignet, et al., filed civil action No. 110741 in the 17th Judicial District Court, Lafourche Parish, Louisiana, against Stone. Plaintiffs have since filed three supplemental petitions, including a third supplemental and restated petition on October 25, 2010. Plaintiffs are landowners of approximately sixty acres that are subject to mineral leases in favor of Stone. Plaintiffs allege that Stone conducted its mineral operations imprudently resulting in damages to plaintiffs in excess of $60,000. Plaintiffs’ expert witness provided his report, dated December 28, 2010, stating his opinion that one well did not produce as much production as it should have, resulting in a loss to plaintiffs “in excess of $4,000,” that imprudent operations destroyed hydrocarbon bearing zones resulting in a loss to plaintiffs “in excess of $20,000,” and that imprudent operation of a water injection secondary recovery project resulted in damages to plaintiffs of “approximately $4,755.” There are also allegations of failure to protect from drainage from a well on adjoining land, trespass, and various other breaches of the mineral leases. The Company disagrees with plaintiffs’ contentions and intends to vigorously defend itself against these claims.
NOTE 17 — EMPLOYEE BENEFIT PLANS:
     We have entered into deferred compensation and disability agreements with certain of our officers and former officers. We have purchased a split-dollar life insurance policy to provide certain retirement and death benefits for one of our officers and death benefits payable to us. The aggregate death benefit of the policy was $448 at December 31, 2010, of which $325 was payable to the officer or his beneficiaries and $123 was payable to us. Total cash surrender value of the policy, net of related surrender charges at December 31, 2010, was approximately $27 and is recorded in other assets. The benefits under the deferred compensation agreements vest after certain periods of employment, and at December 31, 2010, the liability for such vested benefits was approximately $976 and is recorded in other long-term liabilities.
     The following is a brief description of each incentive compensation plan applicable to our employees:
i.	The Amended and Restated Revised Annual Incentive Compensation Plan, which was adopted in November 2007, provides for annual cash incentive bonuses that are tied to the achievement of certain strategic objectives as defined by our board of directors on an annual basis. Stone incurred expenses of $5,888, $6,402, and $2,315, net of amounts capitalized, for each of the years ended December 31, 2010, 2009 and 2008, respectively, related to incentive compensation bonuses to be paid under the revised plan.

ii.	At the 2009 Annual Meeting of Stockholders, the stockholders approved the 2009 Amended and Restated Stock Incentive Plan (the “2009 Plan”). The 2009 Plan is an amendment and restatement of the company’s 2004 Amended and Restated Stock Incentive Plan (the “2004 Plan”) and it supersedes and replaces in its entirety the 2004 Plan. The 2009 Plan provides for the granting of incentive stock options and restricted stock awards or any combination as is best suited to the circumstances of the particular employee or nonemployee director. The number of shares subject to the 2009 Plan was increased by 1,500,000 shares from the 4,225,000 shares of common stock to be reserved for issuance pursuant to the 2004 plan. The 2009 Plan eliminates the automatic grant of stock options or restricted stock awards to Nonemployee Directors that was provided for in the 2004 Plan so that awards under the 2009 Plan are entirely at the discretion of the Board of Directors. Under the 2009 Plan, we may grant both incentive stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options to all employees and directors. All such options must have an exercise price of not less than the fair market value of the common stock on the date of grant and may not be re-priced without stockholder approval. Stock options to all employees vest ratably over a five-year service-vesting period and expire ten years subsequent to award. Stock options issued to non-employee directors vest ratably over a three-year service-vesting period and expire ten years subsequent to award. In addition, the 2009 Plan provides that shares available under the 2009 Plan may be granted as restricted stock. Restricted stock grants typically vest in two or more years at the discretion of the Compensation Committee of the board of directors. At December 31, 2010, we had approximately 1,018,518 additional shares available for issuance pursuant to the Plan.

iii.	The Stone Energy 401(k) Profit Sharing Plan provides eligible employees with the option to defer receipt of a portion of their compensation and we may, at our discretion, match a portion or all of the employee’s deferral. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the directions of each employee. An employee is 20% vested in matching contributions (if any) for each year of service and is fully vested upon five years of service. For the years ended December 31, 2010, 2009 and 2008, Stone contributed $1,301, $1,161 and $1,119, respectively, to the plan.

iv.	The Stone Energy Corporation Deferred Compensation Plan provides eligible executives with the option to defer up to 100% of their compensation for a calendar year and we may, at our discretion, match a portion or all of the participant’s deferral based upon a percentage determined by the board of directors. To date there have been no matching contributions made by Stone. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the direction of each participant. At December 31, 2010 and 2009, plan assets of $6,314 and $5,149, respectively, were included in other assets. An equal amount of plan liabilities were included in other long-term liabilities.

v.	On April 7, 2009, we amended and restated our Executive Change of Control and Severance Plan effective as of December 31, 2008 (as so amended and restated, the “Executive Plan”). The amended and restated Executive Plan also replaced and superseded our Executive Change in Control and Severance Policy that was maintained for certain designated executives (specifically, the CEO and CFO). The Executive Plan will provide the company’s officers that are terminated in the event of a change of control and upon certain other terminations of employment with change of control and severance benefits as defined in the Executive Plan. Executives who are terminated within the scope of the Executive Plan will be entitled to certain payments and benefits including the following: a base salary up to the date of termination; in the case of the CEO and CFO, a lump sum severance payment of 2.99 times the sum of his annual pay and any target bonus at the one hundred percent level; a lump sum amount representing a pro rata share of the bonus opportunity up to the date of termination at the then projected rate of payout; in the case of officers other than the CEO and CFO and an involuntary termination occurring outside a change of control period, a lump sum severance payment in an amount equal to the executive’s annual base salary; in the case of officers other than the CEO and CFO and an involuntary termination occurring during a change of control period, a lump sum severance payment in an amount equal to 2.99 times the executive’s annual base salary; continued health plan coverage for six months and outplacement services. In the case of the CEO and CFO, if the payments would be “excess parachute payments,” they will be reduced as necessary to avoid the 20% excise tax under Section 4999 of the Internal Revenue Code (the “Code”) but only if the executive is in a better net after-tax position after such reduction. Also, if a payment would be to a “key employee” for purposes of Section 409A of the Code, payment will be delayed until six months after his termination if required to comply with Section 409A. Benefits paid upon a change of control, without regard to whether there is a termination of employment, include the following: lapse of restrictions on restricted stock, accelerated vesting and cash-out of all in-the-money stock options, a 401(k) plan employer matching contribution at the rate of 50%, and a pro-rated portion of the projected bonus, if any, for the year of change of control.

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

NOTE 18 — OIL AND GAS RESERVE INFORMATION — UNAUDITED:
     Our estimated net proved oil and gas reserves at December 31, 2010 have been prepared in accordance with guidelines established by the SEC. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates. In December 2008, the SEC issued a final rule, “Modernization of Oil and Gas Reporting,” which adopted revisions to the SEC’s oil and gas reporting requirements. Among other things, the revisions: (1) replaced the single-day year-end pricing with a twelve-month average pricing assumption; (2) permit the reporting of probable and possible reserves in addition to the existing requirement to disclose proved reserves; (3) allow the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; (4) require the disclosure of the independence and qualifications of third party preparers of reserves; and (5) require the filing of reports when a third party is relied upon to prepare or audit reserve estimates. We were required to adopt the provisions of the new rule as of December 31, 2009. In January 2010, the FASB issued its final standard on oil and gas reserves estimation and disclosures aligning its requirements with the SEC’s final rule. The new rules were considered a change in accounting principle that is inseparable from a change in accounting estimate, which did not require retroactive revision.
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
     The following table sets forth an analysis of the estimated quantities of net proved and proved developed oil (including condensate) and natural gas reserves, all of which are located onshore and offshore the continental United States. Estimated proved oil and natural gas reserves at December 31, 2010 and 2009 are prepared in accordance with the SEC’s new rule, “Modernization of Oil and Gas Reporting”.

			Oil and
	Oil	Natural Gas	Natural Gas
	(MBbls)	(MMcf)	(MMcfe)
Estimated proved reserves as of December 31, 2007	31,586	213,083	402,598
Revisions of previous estimates	(4,416)	(37,509)	(64,007)
Extensions, discoveries and other additions	625	6,246	9,996
Purchase of producing properties	14,680	164,408	252,489
Sale of reserves	(995)	(12,265)	(18,238)
Production	(4,916)	(34,409)	(63,903)

Estimated proved reserves as of December 31, 2008	36,564	299,554	518,935
Revisions of previous estimates	1,964	(53,423)	(41,636)
Extensions, discoveries and other additions	417	12,198	14,703
Sale of reserves	(402)	(300)	(2,714)
Production	(6,207)	(41,335)	(78,577)

Estimated proved reserves as of December 31, 2009	32,336	216,694	410,711
Revisions of previous estimates	3,299	13,439	33,231
Extensions, discoveries and other additions	2,668	82,846	98,854
Purchase of producing properties	637	3,816	7,637
Sale of reserves	(23)	(153)	(289)
Production	(5,714)	(41,937)	(76,221)

Estimated proved reserves as of December 31, 2010	33,203	274,705	473,923

Estimated proved developed reserves:
as of December 31, 2008	28,410	227,857	398,317

as of December 31, 2009	24,380	172,452	318,729

as of December 31, 2010	25,000	174,876	324,876

     The following narrative provides the reasons for the significant changes in the quantities of our estimated proved reserves by year.
     Year Ended December 31, 2010. Revisions of previous estimates were the result of positive reserve report pricing changes extending the economic limits of reservoirs (28 Bcfe) and well performance (5 Bcfe). Extensions, discoveries and other additions were primarily the result of our Appalachia drilling program (77 Bcfe) and our GOM drilling program primarily at Mississippi Canyon Block 109 (18 Bcfe).

     Year Ended December 31, 2009. Revisions of previous estimates were almost entirely the result of changes in reserve report prices for oil and natural gas increasing (in the case of oil) or decreasing (in the case of gas) economic limits of reservoirs.
     Year Ended December 31, 2008. Revisions of previous estimates were almost entirely the result of negative reserve report pricing changes reducing the economic limits of reservoirs. Purchase of producing properties consisted almost entirely of the acquisition of Bois d’Arc. On August 28, 2008, we completed the acquisition of Bois d’Arc in a cash and stock transaction totaling approximately $1,653,312. Bois d’Arc was an independent exploration company engaged in the discovery and production of oil and natural gas in the Gulf of Mexico. Sale of reserves consisted primarily of the divestment of a small package of GOM properties.
     The following tables present the standardized measure of future net cash flows related to estimated proved oil and gas reserves together with changes therein, including a reduction for estimated plugging and abandonment costs that are also reflected as a liability on the balance sheet at December 31, 2010. You should not assume that the future net cash flows or the discounted future net cash flows, referred to in the tables below, represent the fair value of our estimated oil and gas reserves. Prior to December 31, 2009, we were required to determine estimated future net cash flows using period-end market prices for oil and gas without considering hedge contracts in place at the end of the period. Effective December 31, 2009, the SEC issued a final rule which changed prices used in reserves calculations. Prices are no longer based on a single-day, period-end price. Rather, they are now based on either the preceding 12-months’ average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements. The 2010 average 12-month oil and gas prices net of differentials were $77.68 per barrel of oil and $4.46 per Mcf of gas. The 2009 average 12-month oil and gas prices net of differentials were $58.95 per barrel of oil and $3.49 per Mcf of gas. The average 2008 year-end oil and gas prices net of differentials were $39.70 per barrel of oil and $5.87 per Mcf of gas. Future production and development costs are based on current costs with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.

	Standardized Measure Year Ended December 31,
	2010	2009	2008
Future cash inflows	$3,803,004	$2,663,285	$3,210,283
Future production costs	(1,191,718)	(950,434)	(1,131,548)
Future development costs	(907,956)	(912,500)	(1,153,950)
Future income taxes	(330,651)	(38,845)	(8,989)

Future net cash flows	1,372,679	761,506	915,796
10% annual discount	(415,050)	(146,519)	(122,692)

Standardized measure of discounted future net cash flows	$957,629	$614,987	$793,104

	Changes in Standardized Measure
	Year Ended December 31,
	2010	2009	2008
Standardized measure at beginning of year	$614,987	$793,104	$1,521,589
Sales and transfers of oil and gas produced, net of production costs	(487,418)	(546,737)	(618,618)
Changes in price, net of future production costs	485,272	284,504	(2,209,114)
Extensions and discoveries, net of future production and development costs	270,629	21,249	37,201
Changes in estimated future development costs, net of development costs incurred during the period	119,986	183,058	98,029
Revisions of quantity estimates	147,509	(150,609)	(220,387)
Accretion of discount	64,836	79,904	203,715
Net change in income taxes	(196,219)	(27,436)	509,621
Purchases of reserves in-place	21,264	—	1,514,487
Sales of reserves in-place	1,424	3,152	(45,822)
Changes in production rates due to timing and other	(84,641)	(25,202)	2,403

Net increase (decrease) in standardized measure	342,642	(178,117)	(728,485)

Standardized measure at end of year	$957,629	$614,987	$793,104

NOTE 19 — SUMMARIZED QUARTERLY FINANCIAL INFORMATION — UNAUDITED:

	First Qtr.			Second Qtr.
	As	Adjust-			Adjust-	As
	Reported	ment	As Adjusted	As Reported	ment	Adjusted
2010 (a)
Operating revenue	$164,979	$—	$164,979	$166,207	$—	$166,207
Income from operations	45,992	(1,856)	44,136	44,532	(1,856)	42,676
Net income attributable to Stone Energy	26,624	(1,206)	25,418	29,079	(1,207)	27,872
Basic earnings per share attributable to Stone Energy Corporation stockholders	$0.55	($0.03)	$0.52	$0.60	($0.03)	$0.57
Diluted earnings per share attributable to Stone Energy Corporation stockholders	$0.55	($0.03)	$0.52	$0.60	($0.03)	$0.57

	Third Qtr.			Fourth Qtr.
	As	Adjust-
	Reported	ment	As Adjusted	As Reported
2010 (a)
Operating revenue	$153,615	$—	$153,615	$170,020
Income from operations	34,608	(1,855)	32,753	39,673
Net income attributable to Stone Energy	20,281	(899)	19,382	23,757
Basic earnings per share attributable to Stone Energy Corporation stockholders	$0.42	($0.02)	$0.40	$0.49
Diluted earnings per share attributable to Stone Energy Corporation stockholders	$0.42	($0.02)	$0.40	$0.49

	First Qtr.				Second Qtr.
	As	Adjust-				Adjust-
	Reported	ment	As Adjusted		As Reported	ment	As Adjusted
2009 (a)
Operating revenue	$142,943	$—	$142,943		$170,312	$—	$170,312
Income (loss) from operations	(343,368)	(5,421)	(348,789	) (b)	45,679	(1,573)	44,106
Net inc.(loss) attributable to Stone Energy	(225,866)	(3,523)	(229,389	) (b)	27,168	(1,022)	26,146
Basic earnings (loss) per share attributable to Stone Energy Corporation stockholders	($5.73)	($0.08)	($5.81)		$0.65	($0.03)	$0.62
Diluted earnings (loss) per share attributable to Stone Energy Corporation stockholders	($5.73)	($0.08)	($5.81)		$0.65	($0.03)	$0.62

	Third Qtr.			Fourth Qtr.
	As	Adjust-			Adjust-
	Reported	ment	As Adjusted	As Reported	ment	As Adjusted
2009 (a)
Operating revenue	$202,719	$—	$202,719	$199,260	$—	$199,260
Income (loss) from operations	82,886	(1,572)	81,314	(92,909)	(1,573)	(94,482	) (c)
Net inc.(loss) attributable to Stone Energy	51,053	(1,022)	50,031	(64,063)	(1,023)	(65,086	) (c)
Basic earnings (loss) per share attributable to Stone Energy Corporation stockholders	$1.06	($0.02)	$1.04	($1.35)	($0.02)	($1.37)
Diluted earnings (loss) per share attributable to Stone Energy Corporation stockholders	$1.06	($0.02)	$1.04	($1.35)	($0.02)	($1.37)

(a)	Certain amounts for the first through third quarters of 2010 and for each quarter of 2009 have been corrected from amounts originally presented. See Note 2 — Prior Period Correction of Immaterial Errors.

(b)	Includes a ceiling test write-down of $343,932 before taxes ($223,556 after taxes).

(c)	Includes a ceiling test write-down of $165,057 before taxes ($107,287 after taxes).

NOTE 20 — GUARANTOR FINANCIAL STATEMENTS:
     Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 6 3/4% Senior Subordinated Notes due 2014 and our 8 5/8% Senior Notes due 2017 (see Note 12 — Long-Term Debt). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents consolidating financial information as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, and consolidated basis. Elimination entries presented are necessary to combine the entities.
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$105,115	$1,659	$182	$—	$106,956
Restricted cash	5,500	—	—	—	5,500
Accounts receivable	26,760	61,560	902	(693)	88,529
Fair value of hedging contracts	12,955	—	—	—	12,955
Deferred tax asset	27,274	—	—	—	27,274
Inventory	6,168	297	—	—	6,465
Other current assets	753	15	—	—	768

Total current assets	184,525	63,531	1,084	(693)	248,447
Oil and gas properties — United States Proved, net	260,434	720,309	3,886	—	984,629
Unevaluated	337,725	75,455	—	—	413,180
Building and land, net	6,273	—	—	—	6,273
Fixed assets, net	4,449	—	—	—	4,449
Other assets, net	22,112	—	—	—	22,112
Investment in subsidiary	427,273	1,561	—	(428,834)	—

Total assets	$1,242,791	$860,856	$4,970	($429,527)	$1,679,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$60,019	$43,881	$—	($692)	$103,208
Undistributed oil and gas proceeds	9,491	546	—	—	10,037
Fair value of hedging contracts	32,144	—	—	—	32,144
Asset retirement obligations	—	42,300	—	—	42,300
Current income taxes payable	239	—	—	—	239
Other current liabilities	30,137	—	—	—	30,137

Total current liabilities	132,030	86,727	—	(692)	218,065
Long-term debt	575,000	—	—	—	575,000
Deferred taxes *	(41,804)	141,031	—	—	99,227
Asset retirement obligations	129,100	198,105	4,415	—	331,620
Fair value of hedging contracts	3,606	—	—	—	3,606
Other long-term liabilities	14,502	6,713	—	—	21,215

Total liabilities	812,434	432,576	4,415	(692)	1,248,733

Commitments and contingencies

Stockholders’ equity:
Common stock	478	—	—	—	478
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,331,500	1,673,598	1,640	(1,675,238)	1,331,500
Accumulated earnings (deficit)	(886,557)	(1,245,318)	(1,085)	1,246,403	(886,557)
Accumulated other comprehensive loss	(14,204)	—	—	—	(14,204)

Total stockholders’ equity	430,357	428,280	555	(428,835)	430,357

Total liabilities and stockholders’ equity	$1,242,791	$860,856	$4,970	($429,527)	$1,679,090

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$64,830	$3,963	$500	$—	$69,293
Accounts receivable	53,396	169,053	144	(104,464)	118,129
Fair value of hedging contracts	16,223	—	—	—	16,223
Deferred tax asset	14,571	—	—	—	14,571
Inventory	8,145	572	—	—	8,717
Other current assets	771	43	—	—	814

Total current assets	157,936	173,631	644	(104,464)	227,747
Oil and gas properties — United States Proved, net	76,066	774,980	5,421	—	856,467
Unevaluated	226,289	102,953	—	—	329,242
Building and land, net	5,723	—	—	—	5,723
Fair value of hedging contracts	1,771	—	—	—	1,771
Fixed assets, net	4,084	—	—	—	4,084
Other assets, net	29,208	—	—	—	29,208
Investment in subsidiary	739,834	890	—	(740,724)	—

Total assets	$1,240,911	$1,052,454	$6,065	($845,188)	$1,454,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$135,518	$35,247	$562	($104,464)	$66,863
Undistributed oil and gas proceeds	14,828	452	—	—	15,280
Fair value of hedging contracts	34,859	—	—	—	34,859
Asset retirement obligations	9,597	20,918	—	—	30,515
Current income tax payable	11,110	—	—	—	11,110
Other current liabilities	42,223	760	—	—	42,983

Total current liabilities	248,135	57,377	562	(104,464)	201,610
Long-term debt	575,000	—	—	—	575,000
Deferred taxes *	(26,231)	61,987	—	—	35,756
Asset retirement obligations	98,927	186,545	4,612	—	290,084
Fair value of hedging contracts	7,721	—	—	—	7,721
Other long-term liabilities	11,700	6,712	—	—	18,412

Total liabilities	915,252	312,621	5,174	(104,464)	1,128,583

Commitments and contingencies

Stockholders’ equity:
Common stock	475	—	—	—	475
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,324,410	2,125,517	1,639	(2,127,156)	1,324,410
Accumulated earnings (deficit)	(982,986)	(1,385,684)	(748)	1,386,432	(982,986)
Accumulated other comprehensive loss	(15,380)	—	—	—	(15,380)

Total stockholders’ equity	325,659	739,833	891	(740,724)	325,659

Total liabilities and stockholders’ equity	$1,240,911	$1,052,454	$6,065	($845,188)	$1,454,242

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
YEAR ENDED DECEMBER 31, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$51,357	$366,591	$—	$—	$417,948
Gas production	61,137	171,918	—	—	233,055
Derivative income, net	3,265	—	—	—	3,265

Total operating revenue	115,759	538,509	—	—	654,268

Operating expenses:
Lease operating expenses	64,868	87,458	—	—	152,326
Other operational expense	1,968	3,482	—	—	5,450
Production taxes	3,631	2,177	—	—	5,808
Depreciation, depletion, amortization	40,351	206,856	994	—	248,201
Accretion expense	14,503	19,524	442	—	34,469
Salaries, general and administrative	42,741	17	1	—	42,759
Incentive compensation expense	5,888	—	—	—	5,888
Impairment of inventory	129	—	—	—	129

Total operating expenses	174,079	319,514	1,437	—	495,030

Income (loss) from operations	(58,320)	218,995	(1,437)	—	159,238

Other (income) expenses:
Interest expense	12,192	—	—	—	12,192
Interest income	(1,439)	(25)	—	—	(1,464)
Other (income) expense, net	(4,283)	(638)	(1,100)	—	(6,021)
Loss on early extinguishment of debt	1,820	—	—	—	1,820
(Income) loss from investment in subsidiary	(140,366)	337	—	140,029	—

Total other (income) expenses	(132,076)	(326)	(1,100)	140,029	6,527

Income (loss) before taxes	73,756	219,321	(337)	(140,029)	152,711

Provision (benefit) for income taxes:
Current	5,896	(88)	—	—	5,808
Deferred	(28,569)	79,043	—	—	50,474

Total income taxes	(22,673)	78,955	—	—	56,282

Net income (loss)	$96,429	$140,366	($337)	($140,029)	$96,429

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
YEAR ENDED DECEMBER 31, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$136,513	$302,429	$—	$—	$438,942
Gas production	123,511	148,842	—	—	272,353
Derivative income, net	3,061	—	—	—	3,061

Total operating revenue	263,085	451,271	—	—	714,356

Operating expenses:
Lease operating expenses	36,563	120,223	—	—	156,786
Other operational expense	2,400	—	—	—	2,400
Production taxes	6,022	1,898	—	—	7,920
Depreciation, depletion, amortization	47,695	211,465	479	—	259,639
Write-down of oil and gas properties	3,849	505,140	—	—	508,989
Accretion expense	16,058	23,203	45	—	39,306
Salaries, general and administrative	41,178	184	5	—	41,367
Incentive compensation expense	6,402	—	—	—	6,402
Impairment of inventory	8,342	1,056	—	—	9,398

Total operating expenses	168,509	863,169	529	—	1,032,207

Income (loss) from operations	94,576	(411,898)	(529)	—	(317,851)

Other (income) expenses:
Interest expense	21,183	178	—	—	21,361
Interest income	(515)	(13)	—	—	(528)
Other (income) expense, net	(3,524)	223	(553)	—	(3,854)
(Income) loss from investment in subsidiary	268,011	3	—	(268,014)	—

Total other (income) expenses	285,155	391	(553)	(268,014)	16,979

Income (loss) before taxes	(190,579)	(412,289)	24	268,014	(334,830)

Provision (benefit) for income taxes:
Current	30,376	—	—	—	30,376
Deferred	(2,657)	(144,278)	—	—	(146,935)

Total income taxes	27,719	(144,278)	—	—	(116,559)

Net income (loss)	(218,298)	(268,011)	24	268,014	(218,271)
Less: net income attributable to non-controlling interest	—	—	—	27	27

Net income (loss) attributable to Stone Energy Corporation	($218,298)	($268,011)	$24	$267,987	($218,298)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
YEAR ENDED DECEMBER 31, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$444,825	$16,225	$—	$—	$461,050
Gas production	305,637	31,028	—	—	336,665
Derivative income, net	3,327	—	—	—	3,327

Total operating revenue	753,789	47,253	—	—	801,042

Operating expenses:
Lease operating expenses	142,513	28,594	—	—	171,107
Production taxes	7,722	268	—	—	7,990
Depreciation, depletion, amortization	252,021	36,310	53	—	288,384
Write-down of oil and gas properties	342,815	981,512	—	—	1,324,327
Goodwill impairment	—	465,985	—	—	465,985
Accretion expense	15,886	1,492	14	—	17,392
Salaries, general and administrative	42,948	555	1	—	43,504
Incentive compensation expense	2,315	—	—	—	2,315

Total operating expenses	806,220	1,514,716	68	—	2,321,004

Income (loss) from operations	(52,431)	(1,467,463)	(68)	—	(1,519,962)

Other (income) expenses:
Interest expense	13,212	31	—	—	13,243
Interest income	(11,223)	(27)	—	—	(11,250)
Other (income) expense, net	(6,551)	46	705	—	(5,800)
(Income) loss from investment in subsidiary	1,117,673	695	—	(1,118,368)	—

Total other (income) expenses	1,113,111	745	705	(1,118,368)	(3,807)

Income (loss) before taxes	(1,165,542)	(1,468,208)	(773)	1,118,368	(1,516,155)

Provision (benefit) for income taxes:
Current	6,998	—	—	—	6,998
Deferred	(25,609)	(350,535)	—	—	(376,144)

Total income taxes	(18,611)	(350,535)	—	—	(369,146)

Net income (loss)	(1,146,931)	(1,117,673)	(773)	1,118,368	(1,147,009)
Less: net loss attributable to non-controlling interest	—	—	—	(77)	(77)

Net income (loss) attributable to Stone Energy Corporation	$(1,146,931)	$(1,117,673)	$(773)	$1,118,445	$(1,146,932)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
YEAR ENDED DECEMBER 31, 2010
(In thousands of dollars)

			Non-Guarantor
	Parent	Guarantor Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$96,429	$140,366	$(337)	$(140,029)	$96,429
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	40,351	206,856	994	—	248,201
Impairment of inventory	129	—	—	—	129
Accretion expense	14,503	19,524	442	—	34,469
Deferred income tax provision (benefit)	(28,569)	79,043	—	—	50,474
Settlement of asset retirement obligations	(6,461)	(30,440)	—	—	(36,901)
Non-cash stock compensation expense	5,692	—	—	—	5,692
Excess tax benefits	(299)	—	—	—	(299)
Non-cash derivative income	(324)	—	—	—	(324)
Loss on early extinguishment of debt	1,820	—	—	—	1,820
Non-cash (income) loss from investment in subsidiary	(140,366)	337	—	140,029	—
Other non-cash expenses	1,708	—	—	—	1,708
Change in current income taxes	(10,783)	(88)	—	—	(10,871)
Change in intercompany receivable/payables	349,118	(347,941)	(1,177)	—	—
(Increase) decrease in accounts receivable	(11,556)	61,254	(65)	—	49,633
Decrease in other current assets	18	56	—	—	74
Decrease in inventory	1,848	275	—	—	2,123
Increase (decrease) in accounts payable	(1,045)	272	—	—	(773)
Decrease in other current liabilities	(17,423)	(665)	—	—	(18,088)
Other expenses	1,230	68	—	—	1,298

Net cash provided by (used in) operating activities	296,020	128,917	(143)	—	424,794

Cash flows from investing activities:
Investment in oil and gas properties	(265,198)	(136,394)	(175)	—	(401,767)
Proceeds from sale of oil and gas properties, net of expenses	25,455	6,180	—	—	31,635
Acquisition of non-controlling interest	—	(1,007)	—	—	(1,007)
Investment in fixed and other assets	(2,949)	—	—	—	(2,949)

Net cash used in investing activities	(242,692)	(131,221)	(175)	—	(374,088)

Cash flows from financing activities:
Repayment of bank borrowings	(175,000)	—	—	—	(175,000)
Redemption of senior subordinated notes	(200,503)	—	—	—	(200,503)
Proceeds from issuance of senior notes	375,000	—	—	—	375,000
Deferred financing costs	(11,474)	—	—	—	(11,474)
Excess tax benefits	299	—	—	—	299
Net payments for share based compensation	(1,365)	—	—	—	(1,365)

Net cash used in financing activities	(13,043)	—	—	—	(13,043)

Net increase (decrease) in cash and cash equivalents	40,285	(2,304)	(318)	—	37,663
Cash and cash equivalents, beginning of period	64,830	3,963	500	—	69,293

Cash and cash equivalents, end of period	$105,115	$1,659	$182	$—	$106,956

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
YEAR ENDED DECEMBER 31, 2009
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(218,298)	$(268,011)	$24	$268,014	$(218,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	47,695	211,465	479	—	259,639
Write-down of oil and gas properties	3,849	505,140	—	—	508,989
Impairment of inventory	8,342	1,056	—	—	9,398
Accretion expense	16,058	23,203	45	—	39,306
Deferred income tax benefit	(2,657)	(144,278)	—	—	(146,935)
Settlement of asset retirement obligations	(9,364)	(57,416)	—	—	(66,780)
Non-cash stock compensation expense	5,944	—	—	—	5,944
Excess tax benefits	(2)	—	—	—	(2)
Non-cash derivative expense	5,142	—	—	—	5,142
Non-cash (income) loss from investment in subsidiary	268,011	3	—	(268,014)	—
Other non-cash expenses	1,573	—	—	—	1,573
Change in current income taxes	64,481	1,704	—	—	66,185
(Increase) decrease in accounts receivable	177,984	(127,809)	440	(456)	50,159
Decrease in other current assets	585	42	—	—	627
Decrease in inventory	16,478	1,083	—	—	17,561
Decrease in accounts payable	(5,652)	(3,787)	(761)	—	(10,200)
Increase (decrease) in other current liabilities	(19,448)	5,017	—	—	(14,431)
Other expenses	739	(856)	—	—	(117)

Net cash provided by (used in) operating activities	361,460	146,556	227	(456)	507,787

Cash flows from investing activities:
Investment in oil and gas properties	(177,341)	(143,405)	76	456	(320,214)
Proceeds from sale of oil and gas properties, net of expenses	5,553	—	—	—	5,553
Sale of fixed assets	—	35	—	—	35
Investment in fixed and other assets	(1,412)	—	—	—	(1,412)
Acquisition of non-controlling interest in subsidiary	—	(41)	—	—	(41)

Net cash provided by (used in) investing activities	(173,200)	(143,411)	76	456	(316,079)

Cash flows from financing activities:
Repayments of bank borrowings	(250,000)	—	—	—	(250,000)
Proceeds from stock offering	60,447	—	—	—	60,447
Deferred financing costs	(141)	—	—	—	(141)
Excess tax benefits	2	—	—	—	2
Purchase of treasury stock	(347)	—	—	—	(347)
Net payments for share based compensation	(513)	—	—	—	(513)

Net cash used in financing activities	(190,552)	—	—	—	(190,552)

Net increase (decrease) in cash and cash equivalents	(2,292)	3,145	303	—	1,156
Cash and cash equivalents, beginning of period	67,122	818	197	—	68,137

Cash and cash equivalents, end of period	$64,830	$3,963	$500	$—	$69,293

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
YEAR ENDED DECEMBER 31, 2008
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,146,931)	$(1,117,673)	$(773)	$1,118,368	$(1,147,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	252,021	36,310	53	—	288,384
Write-down of oil and gas properties	342,815	981,512	—	—	1,324,327
Goodwill impairment	—	465,985	—	—	465,985
Accretion expense	15,886	1,492	14	—	17,392
Deferred income tax benefit	(25,609)	(350,535)	—	—	(376,144)
Settlement of asset retirement obligations	(47,617)	(1,625)	—	—	(49,242)
Non-cash stock compensation expense	8,405	—	—	—	8,405
Excess tax benefits	(3,045)	—	—	—	(3,045)
Non-cash derivative expense	(2,592)	—	—	—	(2,592)
Non-cash (income) loss from investment in subsidiary	1,117,673	695	—	(1,118,368)	—
Other non-cash expenses	1,687	—	—	—	1,687
Change in current income taxes	(87,110)	—	—	—	(87,110)
Decrease in accounts receivable	70,982	39,182	69	456	110,689
Increase in other current assets	(824)	(42)	—	—	(866)
Increase in inventory	(32,965)	(565)	—	—	(33,530)
Increase in accounts payable	12,717	11,455	778	—	24,950
Decrease in other current liabilities	(299)	(17,481)	—	—	(17,780)
Investment in hedging contracts	(1,914)	—	—	—	(1,914)
Other expenses	3,725	(3,833)	(1)	—	(109)

Net cash provided by operating activities	477,005	44,877	140	456	522,478

Cash flows from investing activities:
Acquisition of Bois d’Arc Energy, Inc.	(929,542)	6,771	57	—	(922,714)
Investment in oil and gas properties	(395,848)	(50,467)	—	(456)	(446,771)
Proceeds from sale of oil and gas properties, net of expenses	13,339	—	—	—	13,339
Sale of fixed assets	4	—	—	—	4
Investment in fixed and other assets	(1,402)	(363)	—	—	(1,765)

Net cash provided by (used in) investing activities	(1,313,449)	(44,059)	57	(456)	(1,357,907)

Cash flows from financing activities:
Proceeds from bank borrowings	425,000	—	—	—	425,000
Deferred financing costs	(8,766)	—	—	—	(8,766)
Excess tax benefits	3,045	—	—	—	3,045
Expenses for stock offering	(54)	—	—	—	(54)
Purchase of treasury stock	(6,724)	—	—	—	(6,724)
Net payments for share based compensation	15,939	—	—	—	15,939

Net cash provided by financing activities	428,440	—	—	—	428,440

Net increase (decrease) in cash and cash equivalents	(408,004)	818	197	—	(406,989)
Cash and cash equivalents, beginning of period	475,126	—	—	—	475,126

Cash and cash equivalents, end of period	$67,122	$818	$197	$—	$68,137

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

G-1

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

G-2

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004.)

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

†10.1	Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.2	Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for Stone’s 2009 Annual Meeting of Stockholders (File No. 001-12074)).

†10.3	Stone Energy Corporation Revised (2005) Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.4	Stone Energy Corporation Amended and Restated Revised Annual Incentive Compensation Plan, dated November 14, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-12074)).

†10.5	Stone Energy Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

Exhibit
Number	Description
†10.6	Adoption Agreement between Fidelity Management Trust Company and Stone Energy Corporation for the Stone Energy Corporation Deferred Compensation Plan dated December 1, 2004 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.7	Letter Agreement dated May 19, 2005 between Stone Energy Corporation and Kenneth H. Beer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 24, 2005 (File No. 001-12074)).

†10.8	Letter Agreement dated December 2, 2008 between Stone Energy Corporation and David H. Welch (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-12074)).

†10.9	Letter Agreement dated June 28, 2007 between Stone Energy Corporation and Richard L. Smith (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 2, 2007 (File No. 001-12074)).

10.10	Amendment No.1, dated as of April 28, 2009, to the Second Amended and Restated Credit Agreement dated as of August 28, 2008, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and the financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 30, 2009 (File No. 001-12074)).

10.11	Amendment No. 2, dated January 11, 2010, to the Second Amended and Restated Credit Agreement dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 12, 2010 (File No. 001-12074)).

10.12	Amendment No. 3, dated November 9, 2010, to the Second Amended and Restated Credit Agreement dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 12, 2010 (File No. 001-12074)).

10.13	Amended and Restated Security Agreement, dated as of August 28, 2008, among Stone Energy Corporation and the other Debtors parties hereto in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-12074)).

†10.14	Stone Energy Corporation Executive Change of Control and Severance Plan (as amended and restated effective December 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2009 (File No. 001-12074)).

†10.15	Stone Energy Corporation Employee Change of Control Severance Plan (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

†10.16	Stone Energy Corporation Executive Change in Control Severance Policy (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

10.17	Form of Indemnification Agreement between Stone Energy Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 27, 2009 (File No. 001-12074)).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Netherland, Sewell & Associates, Inc.

Exhibit
Number	Description
*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*99.1	Report of Netherland, Sewell & Associates, Inc.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.