Form 10-Q
period 2011-03-31
STONE ENERGY CORP
filed 2011-05-06
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2011, there were 49,003,734 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,906	$106,956
Restricted cash	—	5,500
Accounts receivable	112,734	88,529
Fair value of hedging contracts	9,632	12,955
Current income tax receivable	3,517	—
Deferred taxes	42,660	27,274
Inventory	6,100	6,465
Other current assets	727	768

Total current assets	221,276	248,447

Oil and gas properties — United States — full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $4,873,527 and $4,804,949, respectively	1,021,078	984,629
Unevaluated	457,676	413,180
Building and land, net	6,227	6,273
Fixed assets, net	4,327	4,449
Other assets, net	21,693	22,112

Total assets	$1,732,277	$1,679,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$100,670	$103,208
Undistributed oil and gas proceeds	9,880	10,037
Fair value of hedging contracts	62,451	32,144
Asset retirement obligations	53,347	42,300
Current income tax payable	—	239
Other current liabilities	20,236	30,137

Total current liabilities	246,584	218,065

Long-term debt	575,000	575,000
Deferred taxes	118,729	99,227
Asset retirement obligations	309,256	331,620
Fair value of hedging contracts	22,521	3,606
Other long-term liabilities	21,734	21,215

Total liabilities	1,293,824	1,248,733

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 47,945,000 and 47,764,505 shares, respectively	479	478
Treasury stock (16,582 shares, respectively, at cost)	(860)	(860)
Additional paid-in capital	1,332,277	1,331,500
Accumulated deficit	(846,765)	(886,557)
Accumulated other comprehensive loss	(46,678)	(14,204)

Total stockholders’ equity	438,453	430,357

Total liabilities and stockholders’ equity	$1,732,277	$1,679,090

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating revenue:
Oil production	$151,995	$100,565
Gas production	45,858	63,226
Derivative income, net	—	1,188

Total operating revenue	197,853	164,979

Operating expenses:
Lease operating expenses	38,806	38,664
Other operational expense	662	—
Production taxes	2,535	1,654
Depreciation, depletion and amortization	67,669	60,653
Accretion expense	7,717	8,462
Salaries, general and administrative expenses	11,733	10,485
Incentive compensation expense	2,684	925
Derivative expense, net	2,180	—

Total operating expenses	133,986	120,843

Income from operations	63,867	44,136

Other (income) expenses:
Interest expense	3,111	4,066
Interest income	(94)	(57)
Other income	(1,449)	(2,032)
Loss on early extinguishment of debt	—	1,820
Other expense	124	280

Total other expenses	1,692	4,077

Net income before income taxes	62,175	40,059

Provision (benefit) for income taxes:
Current	—	(3,872)
Deferred	22,383	18,513

Total income taxes	22,383	14,641

Net income	$39,792	$25,418

Basic earnings per share	$0.81	$0.52
Diluted earnings per share	$0.81	$0.52

Average shares outstanding	47,898	47,609
Average shares outstanding assuming dilution	47,939	47,637
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$39,792	$25,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	67,669	60,653
Accretion expense	7,717	8,462
Deferred income tax provision	22,383	18,513
Settlement of asset retirement obligations	(19,034)	(10,378)
Non-cash stock compensation expense	1,680	1,427
Excess tax benefits	(649)	(194)
Non-cash derivative expense (income)	1,804	(855)
Loss on early extinguishment of debt	—	1,820
Other non-cash (income) expense	(104)	335
Change in current income taxes	(3,681)	(13,500)
Increase in accounts receivable	(21,555)	(7,131)
(Increase) decrease in other current assets	25	(53)
Decrease in inventory	365	123
Increase (decrease) in accounts payable	2,690	(864)
Decrease in other current liabilities	(10,059)	(6,169)
Other	272	27

Net cash provided by operating activities	89,315	77,634

Cash flows from investing activities:
Investment in oil and gas properties	(156,535)	(78,788)
Proceeds from sale of oil and gas properties, net of expenses	7,692	—
Investment in fixed and other assets	(262)	(343)

Net cash used in investing activities	(149,105)	(79,131)

Cash flows from financing activities:
Repayments of bank borrowings	—	(75,000)
Redemption of senior subordinated notes	—	(200,503)
Proceeds from issuance of senior notes	—	275,000
Deferred financing costs	(66)	(9,701)
Excess tax benefits	649	194
Net payments for share based compensation	(1,843)	(1,056)

Net cash used in financing activities	(1,260)	(11,066)

Net decrease in cash and cash equivalents	(61,050)	(12,563)
Cash and cash equivalents, beginning of period	106,956	69,293

Cash and cash equivalents, end of period	$45,906	$56,730

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of future financial results. Certain first quarter 2010 amounts have been changed from amounts originally presented to correct a prior period immaterial error.
Note 2 — Earnings Per Share
     The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Three Months Ended
	March 31,
	2011	2010
	(in thousands, except per share data)
Income (numerator):
Net income	$39,792	$25,418
Net income attributable to participating securities	(874)	(436)

Net income attributable to common stock — basic and diluted	$38,918	$24,982

Weighted average shares (denominator):
Weighted average shares — basic	47,898	47,609
Diluted effect of stock options	41	28

Weighted average shares — diluted	47,939	47,637

Basic income per common share	$0.81	$.0.52

Diluted income per common share	$0.81	$0.52

     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 398,000 and 431,000 shares in the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 and 2010, respectively, approximately 180,000 and 140,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors.
Note 3 — Derivative Instruments and Hedging Activities
     Our hedging strategy is designed to protect our near and intermediate term cash flow from future declines in oil and natural gas prices. This protection is essential to capital budget planning, which is sensitive to expenditures that must be committed to in advance such as rig contracts and the purchase of tubular goods. We enter into hedging transactions to secure a commodity price for a portion of future production that is acceptable at the time of the transaction. These hedges are designated as cash flow hedges upon entering into the contract. We do not enter into hedging transactions for trading purposes. We have no fair value hedges.
     The nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it is recorded as either an asset or liability measured at fair value and subsequent changes in the derivative’s fair value are recognized in equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is considered effective. Additionally, monthly settlements of effective hedges are reflected in revenue from oil and gas production and cash flows from operations. Instruments not qualifying for hedge accounting are recorded in the balance sheet at fair value and changes in fair value are recognized in earnings through derivative expense (income). Typically, a small portion of our derivative contracts are determined to be ineffective. This is because oil and natural gas price changes in the markets in which we sell our products are not 100% correlative to changes in the underlying price basis indicative in the derivative contracts. Monthly settlements of ineffective hedges are recognized in earnings through derivative expense (income) and cash flows from operations.
     We have entered into fixed-price swaps with various counterparties for a portion of our expected 2011, 2012 and 2013 oil and natural gas production from the Gulf Coast Basin. The fixed-price oil swap settlements are based upon an average of the New York Mercantile Exchange (“NYMEX”) closing price for West Texas Intermediate (“WTI”) during the entire calendar month. Some of our fixed-price gas swap settlements are based on an average of NYMEX prices for the last three days of a respective month and some are based on the NYMEX price for the last day of a respective month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our outstanding fixed-price swap contracts are with J.P. Morgan Chase Bank, N.A., The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas, The Bank of Nova Scotia, Bank of America and Natixis.
     During the three-month periods ended March 31, 2011 and 2010, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. All of our derivative instruments at March 31, 2011 and December 31, 2010 were designated as effective cash flow hedges. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at March 31, 2011 and December 31, 2010.

Fair Value of Derivative Instruments at March 31, 2011
(in millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$9.6	Current liabilities: Fair value of hedging contracts	($62.5)
	Long-term assets: Fair value of hedging contracts	—	Long-term liabilities: Fair value of hedging contracts	(22.5)

		$9.6		($85.0)

Fair Value of Derivative Instruments at December 31, 2010
(in millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$13.0	Current liabilities: Fair value of hedging contracts	($32.1)
	Long-term assets: Fair value of hedging contracts	—	Long-term liabilities: Fair value of hedging contracts	(3.6)

		$13.0		($35.7)

     The following table discloses the effect of derivative instruments in the statement of operations for the three-month periods ended March 31, 2011 and 2010.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2011 and 2010
(in millions)
Derivatives in	Amount of Gain		Gain (Loss) Reclassified from			Gain (Loss) Recognized in Income
Cash Flow Hedging	(Loss) Recognized		Accumulated OCI into Income			on Derivative
Relationships	in OCI on Derivative (a)		(Effective Portion) (b)			(Ineffective Portion)
	2011	2010	Location	2011	2010	Location	2011	2010
Commodity contracts	($32.5)	$13.1	Operating revenue - oil/gas production	($3.9)	($2.6)	Derivative income (expense), net	($2.2)	$1.2

Total	($32.5)	$13.1		($3.9)	($2.6)		($2.2)	$1.2

(a)	Net of related tax effect.

(b)	For the three months ended March 31, 2011, effective hedging contracts decreased oil revenue by $8.4 million and increased gas revenue by $4.5 million. For the three months ended March 31, 2010, effective hedging contracts decreased oil revenue by $8.3 million and increased gas revenue by $5.7 million.
     At March 31, 2011, we had an accumulated other comprehensive loss of $46.7 million, net of tax, which related to the fair value of our 2011, 2012 and 2013 swap contracts that were outstanding as of March 31, 2011. We believe that approximately $32.7 million of the accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

     The following table illustrates our hedging positions for calendar years 2011, 2012 and 2013 as of May 3, 2011:

	Fixed-Price Swaps
	Natural Gas		Oil
	Daily Volume	Swap	Daily Volume		Swap
	(MMBtus/d)	Price	(Bbls/d)		Price
2011	10,000 (a)	$4.565	1,000		$70.05
2011	20,000	5.200	1,000		78.20
2011	10,000	6.830	1,000		80.20
2011			1,000		83.00
2011			1,000		83.05
2011			1,000	(b)	85.20
2011			1,000		85.25
2011			1,000		89.00
2011			1,000	(c)	97.75
2011			1,000	(c)	104.30

2012	10,000	5.035	1,000		90.30
2012	10,000	5.040	1,000		90.41
2012	10,000	5.050	1,000		90.45
2012			1,000		95.50
2012			1,000		97.60
2012			1,000		100.00
2012			1,000		101.55
2012			1,000		104.25

2013	10,000	5.270	1,000		97.15
2013	10,000	5.320	1,000		101.53
2013			1,000		104.50

(a)	February — December

(b)	January — June

(c)	July — December
Note 4 — Long-Term Debt
     Long-term debt consisted of the following at:

	March 31, 2011	December 31, 2010
	(in millions)
6 3/4% Senior Subordinated Notes due 2014	$200.0	$200.0
8⅝% Senior Notes due 2017	375.0	375.0
Bank debt	—	—

Total long-term debt	$575.0	$575.0

     On March 31, 2011, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $63.1 million had been issued pursuant to the facility. On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700 million through a syndicated bank group, replacing our previous $700 million facility. The new credit facility matures on September 15, 2014 or, if the notes issued under our 2004 indenture are retired on or before April 15, 2014, on April 26, 2015. Our initial borrowing base under the new credit facility has been set at $400 million. The new credit facility decreases our borrowing base grid by 25 basis points in respect of London Interbank Offering Rate (“Libor Rate”) advances and base rate advances. As of May 3, 2011, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $61.1 million had been issued pursuant to the facility, leaving $338.9 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).
     The borrowing base under our bank credit facility is redetermined semi-annually, typically on May 1 and November 1, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base.

At Stone’s option, loans under our bank credit facility will bear interest at a rate based on the adjusted Libor Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all such covenants as of March 31, 2011.
Note 5 — Comprehensive Income
     The following table illustrates the components of comprehensive income for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Net income	$39.8	$25.4
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	(32.5)	13.1

Comprehensive income	$7.3	$38.5

Note 6 — Asset Retirement Obligations
     The change in our asset retirement obligations during the three months ended March 31, 2011 is set forth below:

Three Months
Ended
March 31, 2011
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$373.9
Liabilities settled	(19.0)
Accretion expense	7.7

Asset retirement obligations as of the end of the period, including current portion	$362.6

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
Note 7 — Fair Value Measurements
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
     As of March 31, 2011, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for the credit risk of Stone and its counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy. For a more detailed description of our derivative instruments, see Note 3 — Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in money market funds, which are included within the Level 1 fair value hierarchy.

     The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2011
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
		(in millions)
Money market funds	$7.6	$7.6	$—	$—
Hedging contracts.	9.6	—	9.6	—

Total	$17.2	$7.6	$9.6	$—

	Fair Value Measurements at March 31, 2011
		Quoted Prices
		in Active Markets
		for Identical	Significant Other	Significant
		Liabilities	Observable Inputs	Unobservable Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
		(in millions)
Hedging contracts	($85.0)	$—	($85.0)	$—

Total	($85.0)	$—	($85.0)	$—

     The fair value of cash and cash equivalents and our variable-rate bank debt approximated book value at March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, the fair value of our $375 million 8⅝% Senior Notes due 2017 was approximately $393.8 million and $380.6 million, respectively. As of March 31, 2011 and December 31, 2010, the fair value of our $200 million 6 3/4% Senior Subordinated Notes due 2014 was approximately $199.3 million and $197.0 million, respectively. The fair values of our outstanding notes were determined based upon quotes obtained from brokers.
Note 8 — Commitments and Contingencies
     We are named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.
     Franchise Tax Action. We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due. In addition, we have received preliminary assessments from the LDR for additional franchise taxes resulting from audits of a subsidiary. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. Total asserted claims plus estimated accrued interest amount to approximately $21.8 million. The franchise tax years 2007 through 2010 for Stone remain subject to examination, which potentially exposes us to additional estimated assessments of $7.1 million including accrued interest.
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

Note 9 — Guarantor Financial Statements
     Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 6 3/4% Senior Subordinated Notes due 2014 and our 8⅝% Senior Notes due 2017. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents condensed consolidating financial information as of March 31, 2011 and December 31, 2010 and for the three-month periods ended March 31, 2011 and 2010 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, and consolidated basis. Elimination entries presented are necessary to combine the entities.
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
MARCH 31, 2011
(In thousands of dollars)

		Guarantor	Non-Guarantor
Assets	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$45,746	$108	$52	$—	$45,906
Accounts receivable	244,482	92,719	1,207	(225,674)	112,734
Fair value of hedging contracts	—	9,632	—	—	9,632
Current income tax receivable	3,517	—	—	—	3,517
Deferred taxes *	4,060	38,600	—	—	42,660
Inventory	5,803	297	—	—	6,100
Other current assets	712	15	—	—	727

Total current assets	304,320	141,371	1,259	(225,674)	221,276
Oil and gas properties — United States Proved, net	100,969	916,437	3,672	—	1,021,078
Unevaluated	283,163	174,513	—	—	457,676
Building and land, net	6,227	—	—	—	6,227
Fixed assets, net	4,327	—	—	—	4,327
Other assets, net	21,693	—	—	—	21,693
Investment in subsidiary	480,029	1,998	—	(482,027)	—

Total assets	$1,200,728	$1,234,319	$4,931	($707,701)	$1,732,277

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$50,136	$276,208	$—	($225,674)	$100,670
Undistributed oil and gas proceeds	8,695	1,185	—	—	9,880
Fair value of hedging contracts	—	62,451	—	—	62,451
Asset retirement obligations	—	53,347	—	—	53,347
Other current liabilities	20,005	231	—	—	20,236

Total current liabilities	78,836	393,422	—	(225,674)	246,584
Long-term debt	575,000	—	—	—	575,000
Deferred taxes *	46,552	72,177	—	—	118,729
Asset retirement obligations	187	304,563	4,506	—	309,256
Fair value of hedging contracts	—	22,521	—	—	22,521
Other long-term liabilities	15,022	6,712	—	—	21,734

Total liabilities	715,597	799,395	4,506	(225,674)	1,293,824

Commitments and contingencies

Stockholders’ equity:
Common stock	479	—	—	—	479
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,332,277	1,673,597	1,639	(1,675,236)	1,332,277
Accumulated earnings (deficit)	(846,765)	(1,191,995)	(1,214)	1,193,209	(846,765)
Accumulated other comprehensive loss	—	(46,678)	—	—	(46,678)

Total stockholders’ equity	485,131	434,924	425	(482,027)	438,453

Total liabilities and stockholders’ equity	$1,200,728	$1,234,319	$4,931	($707,701)	$1,732,277

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2010
(In thousands of dollars)

		Guarantor	Non-Guarantor
Assets	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$105,115	$1,659	$182	$—	$106,956
Restricted cash	5,500	—	—	—	5,500
Accounts receivable	26,760	61,560	902	(693)	88,529
Fair value of hedging contracts	12,955	—	—	—	12,955
Deferred taxes *	27,274	—	—	—	27,274
Inventory	6,168	297	—	—	6,465
Other current assets	753	15	—	—	768

Total current assets	184,525	63,531	1,084	(693)	248,447
Oil and gas properties — United States Proved, net	260,434	720,309	3,886	—	984,629
Unevaluated	337,725	75,455	—	—	413,180
Building and land, net	6,273	—	—	—	6,273
Fixed assets, net	4,449	—	—	—	4,449
Other assets, net	22,112	—	—	—	22,112
Investment in subsidiary	427,273	1,561	—	(428,834)	—

Total assets	$1,242,791	$860,856	$4,970	($429,527)	$1,679,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$60,019	$43,881	$—	($692)	$103,208
Undistributed oil and gas proceeds	9,491	546	—	—	10,037
Fair value of hedging contracts	32,144	—	—	—	32,144
Asset retirement obligations	—	42,300	—	—	42,300
Current income taxes payable	239	—	—	—	239
Other current liabilities	30,137	—	—	—	30,137

Total current liabilities	132,030	86,727	—	(692)	218,065
Long-term debt	575,000	—	—	—	575,000
Deferred taxes *	(41,804)	141,031	—	—	99,227
Asset retirement obligations	129,100	198,105	4,415	—	331,620
Fair value of hedging contracts	3,606	—	—	—	3,606
Other long-term liabilities	14,502	6,713	—	—	21,215

Total liabilities	812,434	432,576	4,415	(692)	1,248,733

Commitments and contingencies

Stockholders’ equity:
Common stock	478	—	—	—	478
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,331,500	1,673,598	1,640	(1,675,238)	1,331,500
Accumulated earnings (deficit)	(886,557)	(1,245,318)	(1,085)	1,246,403	(886,557)
Accumulated other comprehensive loss	(14,204)	—	—	—	(14,204)

Total stockholders’ equity	430,357	428,280	555	(428,835)	430,357

Total liabilities and stockholders’ equity	$1,242,791	$860,856	$4,970	($429,527)	$1,679,090

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$786	$151,209	$—	$—	$151,995
Gas production	1,280	44,578	—	—	45,858

Total operating revenue	2,066	195,787	—	—	197,853

Operating expenses:
Lease operating expenses	356	38,450	—	—	38,806
Other operational expense	—	662	—	—	662
Production taxes	147	2,388	—	—	2,535
Depreciation, depletion, amortization	5,942	61,510	217	—	67,669
Accretion expense	4	7,622	91	—	7,717
Salaries, general and administrative	11,731	2	—	—	11,733
Incentive compensation expense	2,684	—	—	—	2,684
Derivative expense, net	—	2,180	—	—	2,180

Total operating expenses	20,864	112,814	308	—	133,986

Income (loss) from operations	(18,798)	82,973	(308)	—	63,867

Other (income) expenses:
Interest expense	3,031	80	—	—	3,111
Interest income	(88)	(6)	—	—	(94)
Other (income) expense, net	(1,166)	20	(179)	—	(1,325)
(Income) loss from investment in subsidiary	(52,756)	(438)	—	53,194	—

Total other (income) expenses	(50,979)	(344)	(179)	53,194	1,692

Income (loss) before taxes	32,181	83,317	(129)	(53,194)	62,175

Provision (benefit) for income taxes:
Current	—	—	—	—	—
Deferred	(7,611)	29,994	—	—	22,383

Total income taxes	(7,611)	29,994	—	—	22,383

Net income (loss)	$39,792	$53,323	($129)	($53,194)	$39,792

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$11,076	$89,489	$—	$—	$100,565
Gas production	13,018	50,208	—	—	63,226
Derivative income, net	1,188	—	—	—	1,188

Total operating revenue	25,282	139,697	—	—	164,979

Operating expenses:
Lease operating expenses	10,911	27,753	—	—	38,664
Production taxes	1,053	601	—	—	1,654
Depreciation, depletion, amortization	10,508	49,879	266	—	60,653
Accretion expense	3,627	4,725	110	—	8,462
Salaries, general and administrative	10,482	3	—	—	10,485
Incentive compensation expense	925	—	—	—	925

Total operating expenses	37,506	82,961	376	—	120,843

Income (loss) from operations	(12,224)	56,736	(376)	—	44,136

Other (income) expenses:
Interest expense	4,066	—	—	—	4,066
Interest income	(55)	(2)	—	—	(57)
Other (income) expense, net	(809)	(659)	(284)	—	(1,752)
Loss on early extinguishment of debt	1,820	—	—	—	1,820
(Income) loss from investment in subsidiary	(37,248)	92	—	37,156	—

Total other (income) expenses	(32,226)	(569)	(284)	37,156	4,077

Income (loss) before taxes	20,002	57,305	(92)	(37,156)	40,059

Provision (benefit) for income taxes:
Current	(3,872)	—	—	—	(3,872)
Deferred	(1,544)	20,057	—	—	18,513

Total income taxes	(5,416)	20,057	—	—	14,641

Net income (loss)	$25,418	$37,248	($92)	($37,156)	$25,418

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011
(In thousands of dollars)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$39,792	$53,323	($129)	($53,194)	$39,792
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,942	61,510	217	—	67,669
Accretion expense	4	7,622	91	—	7,717
Deferred income tax provision (benefit)	(7,611)	29,994	—	—	22,383
Settlement of asset retirement obligations	—	(19,034)	—	—	(19,034)
Non-cash stock compensation expense	1,680	—	—	—	1,680
Excess tax benefits	(649)	—	—	—	(649)
Non-cash derivative expense	—	1,804	—	—	1,804
Non-cash (income) loss from investment in subsidiary	(52,756)	(438)	—	53,194	—
Other non-cash income	(104)	—	—	—	(104)
Change in current income taxes	(3,681)	—	—	—	(3,681)
Change in intercompany receivables/payables	44,230	(43,804)	(426)	—	—
(Increase) decrease in accounts receivable	6,833	(28,509)	121	—	(21,555)
Decrease in other current assets	25	—	—	—	25
Decrease in inventory	365	—	—	—	365
Increase in accounts payable	2,609	81	—	—	2,690
Increase (decrease) in other current liabilities	(10,929)	870	—	—	(10,059)
Other	272	—	—	—	272

Net cash provided by (used in) operating activities	26,022	63,419	(126)	—	89,315

Cash flows from investing activities:
Investment in oil and gas properties	(89,444)	(67,087)	(4)	—	(156,535)
Proceeds from sale of oil and gas properties, net of expenses	5,575	2,117	—	—	7,692
Investment in fixed and other assets	(262)	—	—	—	(262)

Net cash used in investing activities	(84,131)	(64,970)	(4)	—	(149,105)

Cash flows from financing activities:
Deferred financing costs	(66)	—	—	—	(66)
Excess tax benefits	649	—	—	—	649
Net payments for share based compensation	(1,843)	—	—	—	(1,843)

Net cash used in financing activities	(1,260)	—	—	—	(1,260)

Net decrease in cash and cash equivalents	(59,369)	(1,551)	(130)	—	(61,050)
Cash and cash equivalents, beginning of period	105,115	1,659	182	—	106,956

Cash and cash equivalents, end of period	$45,746	$108	$52	$—	$45,906

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010
(In thousands of dollars)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$25,418	$37,248	($92)	($37,156)	$25,418
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	10,508	49,879	266	—	60,653
Accretion expense	3,627	4,725	110	—	8,462
Deferred income tax provision (benefit)	(1,544)	20,057	—	—	18,513
Settlement of asset retirement obligations	(1,216)	(9,162)	—	—	(10,378)
Non-cash stock compensation expense	1,427	—	—	—	1,427
Excess tax benefits	(194)	—	—	—	(194)
Non-cash derivative income	(855)	—	—	—	(855)
Loss on early extinguishment of debt	1,820	—	—	—	1,820
Non-cash (income) loss from investment in subsidiary	(37,248)	92	—	37,156	—
Other non-cash expenses	335	—	—	—	335
Change in current income taxes	(13,500)	—	—	—	(13,500)
(Increase) decrease in accounts receivable	63,699	(70,215)	(615)	—	(7,131)
(Increase) decrease in other current assets	(80)	27	—	—	(53)
Decrease in inventory	—	123	—	—	123
Increase (decrease) in accounts payable	271	(1,143)	8	—	(864)
Increase (decrease) in other current liabilities	(6,174)	5	—	—	(6,169)
Other	54	(27)	—	—	27

Net cash provided by (used in) operating activities	46,348	31,609	(323)	—	77,634

Cash flows from investing activities:
Investment in oil and gas properties	(43,664)	(35,048)	(76)	—	(78,788)
Investment in fixed and other assets	(343)	—	—	—	(343)

Net cash used in investing activities	(44,007)	(35,048)	(76)	—	(79,131)

Cash flows from financing activities:
Repayment of bank borrowings	(75,000)	—	—	—	(75,000)
Redemption of senior subordinated notes	(200,503)	—	—	—	(200,503)
Proceeds from issuance of senior notes	275,000	—	—	—	275,000
Deferred financing costs	(9,701)	—	—	—	(9,701)
Excess tax benefits	194	—	—	—	194
Net payments for share based compensation	(1,056)	—	—	—	(1,056)

Net cash used in financing activities	(11,066)	—	—	—	(11,066)

Net decrease in cash and cash equivalents	(8,725)	(3,439)	(399)	—	(12,563)
Cash and cash equivalents, beginning of period	64,830	3,963	500	—	69,293

Cash and cash equivalents, end of period	$56,105	$524	$101	$—	$56,730

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of March 31, 2011, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stone Energy Corporation as of December 31, 2010, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity and comprehensive income for the year then ended (not presented herein) and in our report dated March 3, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana
May 5, 2011

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
          Should one or more of the risks or uncertainties described above, in our Annual Report on Form 10-K for the year ended December 31, 2010, or in our Quarterly Reports on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
          Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this Form 10-Q should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain first quarter 2010 amounts have been changed from amounts originally presented to correct a prior period immaterial error. All period to period comparisons are based upon corrected amounts.
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
Critical Accounting Policies
          Our Annual Report on Form 10-K describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:
•	remaining proved oil and gas reserves volumes and the timing of their production;

•	estimated costs to develop and produce proved oil and gas reserves;

•	accruals of exploration costs, development costs, operating costs and production revenue;

•	timing and future costs to abandon our oil and gas properties;

•	the effectiveness and estimated fair value of derivative positions;

•	classification of unevaluated property costs;

•	capitalized general and administrative costs and interest;

•	insurance recoveries related to hurricanes and other events;

•	estimates of fair value in business combinations;

•	current income taxes; and

•	contingencies.
          This Quarterly Report on Form 10-Q should be read together with the discussion contained in our Annual Report on Form 10-K regarding these critical accounting policies.
Other Factors Affecting Our Business and Financial Results
          In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion in Part I, Item 1A, of our Annual Report on Form 10-K regarding these other risk factors and in this report under Part II, Item 1A, “Risk Factors.”
Known Trends and Uncertainties
          Deepwater Horizon Explosion and Oil Spill - The April 2010 explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the GOM. Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties, a substantial portion of which is in the deep water of the GOM. As of March 31, 2011, we have approximately $257 million of investments in unevaluated oil and gas properties that relate to offshore leases, the majority of which are in the deep water GOM. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of March 31, 2011, the computation of our ceiling test indicated a cushion of approximately $215 million.

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
          Louisiana Franchise Taxes — We have been involved in litigation with the state of Louisiana over the proper computation of franchise taxes allocable to the state. This litigation relates to the state’s position that sales of crude oil and natural gas from properties located on the Outer Continental Shelf (“OCS”), which are transported through the state of Louisiana, should be sourced to Louisiana for purposes of computing franchise taxes. We disagree with the state’s position. However, if the state’s position were to be upheld, we could incur additional expense for alleged underpaid franchise taxes in prior years and higher franchise tax expense in future years. See “Part II, Item 1. Legal Proceedings.”
Liquidity and Capital Resources
          At May 3, 2011, we had $338.9 million of availability under our bank credit facility and cash on hand of approximately $69.8 million. Our capital expenditure budget for 2011 has been set at $425 million, which excludes material acquisitions and capitalized salaries, general and administrative expenses and interest. We intend to finance our capital expenditure budget primarily with cash flow from operations and borrowings under our bank credit facility if necessary. If we do not have sufficient cash flow from operations or availability under our bank credit facility, we may be forced to reduce our capital expenditures. To the extent that 2011 cash flow from operations exceeds our estimated 2011 capital expenditures, we may expand our capital budget or invest in money markets.
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
          Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $89.3 million during the three months ended March 31, 2011 compared to $77.6 million in the comparable period in 2010. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2011 capital expenditures with cash flow provided by operating activities and borrowings under our bank credit facility.
          Net cash flow used in investing activities totaled $149.1 million and $79.1 million during the three months ended March 31, 2011and 2010, respectively, which primarily represents our investment in oil and natural gas properties.
          Net cash flow used in financing activities totaled $1.3 million for the three months ended March 31, 2011, which primarily represents tax payments for vesting on share based compensation. Net cash flow used in financing activities totaled $11.1 million for the three months ended March 31, 2010, which primarily represents repayments of borrowings under our bank credit facility of $75 million, the redemption of our 8 1/4% Senior Subordinated Notes due 2011 of $200.5 million, net of proceeds from the public offering of our 8⅝% Senior Notes due 2017 of approximately $275 million less $9.7 million of deferred financing costs.
          Although we had a working capital deficit at March 31, 2011 of $25.3 million, we had $338.9 million of availability under our bank credit facility as of May 3, 2011.
          Capital Expenditures. During the three months ended March 31, 2011, additions to oil and gas property costs of $149.5 million included $29.0 million of lease and property acquisition costs, $6.4 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $9.7 million of capitalized interest. These investments were financed by cash flow from operations.

          Bank Credit Facility. On March 31, 2011, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $63.1 million had been issued pursuant to the facility. On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700 million through a syndicated bank group, replacing our previous $700 million facility. The new credit facility matures on September 15, 2014 or, if the notes issued under our 2004 indenture are retired on or before April 15, 2014, on April 26, 2015. Our initial borrowing base under the new credit facility has been set at $400 million. The new credit facility decreases our borrowing base grid by 25 basis points in respect of London Interbank Offering Rate (“Libor Rate”) advances and base rate advances. As of May 3, 2011, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $61.1 million had been issued pursuant to the facility, leaving $338.9 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).
          The borrowing base under our bank credit facility is redetermined semi-annually, on May 1 and November 1, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At Stone’s option, loans under the credit facility will bear interest at a rate based on the adjusted London Interbank Offering Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all such covenants as of March 31, 2011.
          Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through March 31, 2011, 300,000 shares had been repurchased under this program at a total cost of approximately $7.1 million, or an average price of $23.57 per share. No shares were repurchased during the three months ended March 31, 2011.
Results of Operations
          The following table sets forth certain information with respect to our oil and gas operations.

	Three Months Ended
	March 31,
	2011	2010	Variance	% Change
Production:
Oil (MBbls)	1,616	1,422	194	14%
Natural gas (MMcf)	9,580	10,598	(1,018)	(10%)
Oil and natural gas (MMcfe)	19,276	19,130	146	1%
Revenue data (in thousands) (a):
Oil revenue	$151,995	$100,565	$51,430	51%
Natural gas revenue	45,858	63,226	(17,368)	(27%)

Total oil and natural gas revenue	$197,853	$163,791	$34,062	21%
Average prices (a):
Oil (per Bbl)	$94.06	$70.72	$23.34	33%
Natural gas (per Mcf)	4.79	5.97	(1.18)	(20%)
Oil and natural gas (per Mcfe)	10.26	8.56	1.70	20%
Expenses (per Mcfe):
Lease operating expenses	$2.01	$2.02	($0.01)	(1%)
Salaries, general and administrative expenses (b)	0.61	0.55	0.06	11%
DD&A expense on oil and gas properties	3.44	3.09	0.35	11%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
          During the three months ended March 31, 2011, we reported net income totaling $39.8 million, or $0.81 per share, compared to net income for the three months ended March 31, 2010 of $25.4 million, or $0.52 per share. All per share amounts are on a diluted basis.

          The variance in the three-month periods’ results was also due to the following components:
          Production. During the three months ended March 31, 2011, total production volumes increased to 19.3 Bcfe compared to 19.1 Bcfe produced during the comparable 2010 period. Oil production during the three months ended March 31, 2011 totaled approximately 1,616,000 barrels compared to 1,422,000 barrels produced during the three months ended March 31, 2010, while natural gas production totaled 9.6 Bcf during the three months ended March 31, 2011 compared to 10.6 Bcf produced during the comparable period of 2010. The increase in oil production volumes was primarily due to increases in production at our Amberjack field and Ship Shoal Block 113 where we have development programs ongoing. The decrease in gas production volumes was primarily due to natural production declines.
          Prices. Prices realized during the three months ended March 31, 2011 averaged $94.06 per Bbl of oil and $4.79 per Mcf of natural gas, or 20% higher, on an Mcfe basis, than average realized prices of $70.72 per Bbl of oil and $5.97 per Mcf of natural gas during the comparable 2010 period. All unit pricing amounts include the cash settlement of effective hedging contracts.
          We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $0.48 per Mcf and decreased our average realized oil price by $5.23 per Bbl during the three months ended March 31, 2011. During the three months ended March 31, 2010, our effective hedging transactions increased our average realized natural gas price by $0.54 per Mcf and decreased our average realized oil price by $5.87 per Bbl.
          Revenue. Oil and natural gas revenue was $197.9 million during the three months ended March 31, 2011, compared to $163.8 million during the comparable period of 2010. The increase is attributable to a 33% increase in average realized oil prices along with a 14% increase in oil production volumes, partially offset by a decline in average realized gas prices and gas production volumes.
          Derivative Income/Expense. During the three months ended March 31, 2011 and 2010, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Net derivative expense for the three months ended March 31, 2011, totaled $2.2 million, consisting of $0.4 million of cash settlements on the ineffective portion of derivative contracts, plus $1.8 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative income for the three months ended March 31, 2010, totaled $1.2 million, consisting of $0.3 million of cash settlements on the ineffective derivative contracts, plus $0.9 million of changes in the fair market value of the ineffective portion of derivative contracts.
          Expenses. Lease operating expenses during the three months ended March 31, 2011 and 2010 totaled $38.8 million and $38.7 million, respectively. On a unit of production basis, lease operating expenses were $2.01 per Mcfe and $2.02 per Mcfe for the three months ended March 31, 2011 and 2010, respectively.
          Other operational expense of $0.7 million during the three months ended March 31, 2011 relates to the settlement of litigation associated with an expensed operation.
          Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the three months ended March 31, 2011 totaled $66.4 million, or $3.44 per Mcfe, compared to $59.2 million, or $3.09 per Mcfe, during the comparable period of 2010. DD&A expense for the three months ended March 31, 2010 was lower as a result of a reduction in the carrying value of our oil and gas properties after a 2009 ceiling test write-down.
          Accretion expense for the three months ended March 31, 2011 was $7.7 million compared to $8.5 million for the comparable period of 2010. The decrease is primarily due to a change in the timing on certain of our asset retirement obligations.
          Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the three months ended March 31, 2011 were $11.7 million compared to $10.5 million for the three months ended March 31, 2010. The increase primarily relates to salary adjustments.
          For the three months ended March 31, 2011 and 2010, incentive compensation expense totaled $2.7 million and $0.9 million, respectively. These amounts relate to the accrual of estimated incentive compensation bonuses calculated based on the projected achievement of certain strategic objectives for each fiscal year.
          Interest expense for the three months ended March 31, 2011 totaled $3.1 million, net of $9.7 million of capitalized interest, compared to interest expense of $4.1 million, net of $6.4 million of capitalized interest, during the comparable 2010 period. The decrease in interest cost is primarily the result of a decrease in outstanding borrowings under our bank credit facility.
          Total income taxes for the first quarter of 2011 were $22.4 million, all of which were deferred. The increased effective tax rate was due to an increase in the provision for state income taxes as our onshore operational activities increase.

Off Balance Sheet Arrangements
          None.
Recent Accounting Developments
          Fair Value Measurements and Disclosures. Accounting Standards Update (“ASU”) 2010-06 was issued in January 2010 to improve disclosures about fair value measurements. The guidance provided in ASU 2010-06 became effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We had no Level 3 fair value measurements during the quarter ended March 31, 2011.
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
          Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 43% of our estimated 2011 production from estimated proved reserves, 36% of our estimated 2012 production from estimated proved reserves, and 21% of our estimated 2013 production from estimated proved reserves. See Item 1. Financial Statements — Note 3 — Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
          Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
          We had total debt outstanding of $575 million at March 31, 2011, all of which bears interest at fixed rates. The $575 million of fixed-rate debt is comprised of $375 million of 8⅝% Senior Notes due 2017 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. We had no outstanding borrowings under our variable-rate bank credit facility during the three months ended March 31, 2011. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

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
          Our principal executive officer and our principal financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer believe that as of the end of the quarterly period ended March 31, 2011:
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
Changes in Internal Controls Over Financial Reporting
          There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          Franchise Tax Action. On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise tax year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise tax years 1999, 2000 and 2001. On December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. Also, on January 2, 2008, Stone was served with a petition (civil action number 2007-6754) claiming $1.5 million of additional franchise taxes due for the 2004 franchise tax year, plus accrued interest of $800,000 calculated through November 30, 2007. Further, on January 7, 2009, Stone was served with a petition (civil action number 2008- 7193) claiming additional franchise taxes due for the taxable years ended December 31, 2005 and 2006 in the amount of $4.0 million plus accrued interest calculated through October 21, 2008 in the amount of $1.7 million. In addition, we have received assessments from the LDR for additional franchise taxes in the amount of $2.9 million resulting from audits of a subsidiary. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2007 through 2010 for Stone remain subject to examination.
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
Item 1A. Risk Factors
          There have been no material changes with respect to Stone’s risk factors previously reported in Stone’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the first quarter of 2011:

Maximum Number (or
				Total Number of	Approximate Dollar
				Shares (or Units)	Value) of Shares
				Purchased as Part	(or Units) that May
	Total Number of			of Publicly	Yet be Purchased
	Shares (or Units)		Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased		per Share (or Unit)	Programs	Programs
Share Repurchase Program:
January 2011	—		—	—
February 2011	—		—	—
March 2011	—		—	—

	—		—	—	$92,928,632

Other:
January 2011	79,219	(a)	$23.26	—
February 2011	—		—	—
March 2011	—		—	—

	79,219		$23.26	—	N/A

Total	79,219		$23.26	—

(a)	Amounts include shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

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

*10.1
$700,000,000 Third Amended and Restated Credit Agreement among Stone Energy Corporation as Borrower, Bank of America, N.A. as Administrative Agent and Issuing Bank, and the financial institutions named therein, dated April 26, 2011.

*15.1	Letter from Ernst & Young LLP dated May 5, 2011, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION
Date: May 5, 2011	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

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

*10.1
$700,000,000 Third Amended and Restated Credit Agreement among Stone Energy Corporation as Borrower, Bank of America, N.A. as Administrative Agent and Issuing Bank, and the financial institutions named therein, dated April 26, 2011.

*15.1	Letter from Ernst & Young LLP dated May 5, 2011, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.