Form 10-Q
period 2011-06-30
STONE ENERGY CORP
filed 2011-08-04
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2011, there were 49,026,575 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010	1

Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2011 and 2010	2

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2011 and 2010	3

Notes to Condensed Consolidated Financial Statements	4

Report of Independent Registered Public Accounting Firm	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. (Removed and Reserved)	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits	29

Signature	31
EX-4.6
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,021	$106,956
Restricted cash	—	5,500
Accounts receivable	132,127	88,529
Fair value of hedging contracts	11,531	12,955
Current income tax receivable	6,403	—
Deferred taxes	26,027	27,274
Inventory	5,302	6,465
Other current assets	1,248	768

Total current assets	264,659	248,447
Oil and gas properties, full cost method of accounting:
Proved	5,943,929	5,789,578
Less: accumulated depreciation, depletion and amortization	(4,945,158)	(4,804,949)

Net proved oil and gas properties	998,771	984,629
Unevaluated	510,717	413,180
Other property and equipment, net	10,754	10,722
Fair value of hedging contracts	4,748	—
Other assets, net	24,694	22,112

Total assets	$1,814,343	$1,679,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$93,054	$103,208
Undistributed oil and gas proceeds	14,706	10,037
Accrued interest	14,058	14,062
Fair value of hedging contracts	25,384	32,144
Asset retirement obligations	48,590	42,300
Current income tax payable	—	239
Other current liabilities	15,850	16,075

Total current liabilities	211,642	218,065
Long-term debt	575,000	575,000
Deferred taxes	157,690	99,227
Asset retirement obligations	306,357	331,620
Fair value of hedging contracts	7,887	3,606
Other long-term liabilities	21,482	21,215

Total liabilities	1,280,058	1,248,733

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 48,017,749 and 47,764,505 shares, respectively	480	478
Treasury stock (16,582 shares, respectively, at cost)	(860)	(860)
Additional paid-in capital	1,334,800	1,331,500
Accumulated deficit	(789,569)	(886,557)
Accumulated other comprehensive loss	(10,566)	(14,204)

Total stockholders’ equity	534,285	430,357

Total liabilities and stockholders’ equity	$1,814,343	$1,679,090

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenue:
Oil production	$175,357	$103,159	$327,352	$203,724
Gas production	56,513	60,823	102,371	124,049
Other operational income	864	1,431	1,749	2,687
Derivative income, net	1,398	2,225	—	3,413

Total operating revenue	234,132	167,638	431,472	333,873

Operating expenses:
Lease operating expenses	46,734	36,883	85,540	75,547
Other operational expenses	136	2,447	798	2,447
Production taxes	1,801	1,590	4,336	3,244
Depreciation, depletion and amortization	72,646	63,765	140,315	124,418
Accretion expense	7,717	8,462	15,434	16,924
Salaries, general and administrative expenses	10,610	9,963	22,343	20,448
Incentive compensation expense	2,333	421	5,017	1,346
Derivative expenses, net	—	—	782	—

Total operating expenses	141,977	123,531	274,565	244,374

Income from operations	92,155	44,107	156,907	89,499

Other (income) expenses:
Interest expense	1,980	2,540	5,091	6,606
Interest income	(53)	(1,002)	(147)	(1,059)
Other income	(563)	—	(1,127)	(776)
Loss on early extinguishment of debt	607	—	607	1,820
Other expense	69	209	193	489

Total other (income) expenses	2,040	1,747	4,617	7,080

Net income before income taxes	90,115	42,360	152,290	82,419

Provision (benefit) for income taxes:
Current	(2,362)	(1,392)	(2,362)	(5,264)
Deferred	35,281	15,880	57,664	34,393

Total income taxes	32,919	14,488	55,302	29,129

Net income	$57,196	$27,872	$96,988	$53,290

Basic earnings per share	$1.17	$0.57	$1.98	$1.10
Diluted earnings per share	$1.17	$0.57	$1.98	$1.10

Average shares outstanding	47,961	47,654	47,930	47,631
Average shares outstanding assuming dilution	48,006	47,678	47,973	47,657
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$96,988	$53,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	140,315	124,418
Accretion expense	15,434	16,924
Deferred income tax provision	57,664	34,393
Settlement of asset retirement obligations	(33,568)	(19,798)
Non-cash stock compensation expense	3,138	2,741
Excess tax benefits	(1,060)	(294)
Non-cash derivative income	(118)	(1,818)
Loss on early extinguishment of debt	607	1,820
Other non-cash (income) expense	(155)	519
Change in current income taxes	(6,245)	(8,813)
(Increase) decrease in accounts receivable	(37,428)	27,500
Increase in other current assets	(476)	(153)
Decrease in inventory	1,163	936
Increase (decrease) in accounts payable	5,854	(15)
Increase (decrease) in other current liabilities	4,440	(21,469)
Other	(21)	153

Net cash provided by operating activities	246,532	210,334

Cash flows from investing activities:
Investment in oil and gas properties	(272,451)	(169,983)
Proceeds from sale of oil and gas properties, net of expenses	6,692	29,727
Investment in fixed and other assets	(894)	(1,125)

Net cash used in investing activities	(266,653)	(141,381)

Cash flows from financing activities:
Repayments of bank borrowings	—	(125,000)
Redemption of senior subordinated notes	—	(200,503)
Proceeds from issuance of senior notes	—	275,000
Deferred financing costs	(4,017)	(9,701)
Excess tax benefits	1,060	294
Net payments for share based compensation	(1,857)	(1,071)

Net cash used in financing activities	(4,814)	(60,981)

Net increase (decrease) in cash and cash equivalents	(24,935)	7,972
Cash and cash equivalents, beginning of period	106,956	69,293

Cash and cash equivalents, end of period	$82,021	$77,265

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of June 30, 2011 and for the three and six-month periods ended June 30, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six-month periods ended June 30, 2011 are not necessarily indicative of future financial results. Certain 2010 amounts have been changed from amounts originally presented to correct a prior period immaterial error.
Note 2 — Earnings Per Share
     The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Income (numerator):
Net income	$57,196	$27,872	$96,988	$53,290
Net income attributable to participating securities	(1,192)	(485)	(2,022)	(927)

Net income attributable to common stock — basic and diluted	$56,004	$27,387	$94,966	$52,363

Weighted average shares (denominator):
Weighted average shares — basic	47,961	47,654	47,930	47,631
Diluted effect of stock options	45	24	43	26

Weighted average shares — diluted	48,006	47,678	47,973	47,657

Basic income per common share	$1.17	$0.57	$1.98	$1.10

Diluted income per common share	$1.17	$0.57	$1.98	$1.10

     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 398,000 and 422,000 shares for the three months ended June 30, 2011 and 2010, respectively. Stock options that were considered antidilutive totaled approximately 398,000 and 423,000 shares during the six months ended June 30, 2011 and 2010, respectively.
     During the three months ended June 30, 2011 and 2010, approximately 73,000 and 55,000 shares of common stock, respectively, were issued upon the vesting of restricted stock by employees and nonemployee directors. During the six months ended June 30, 2011 and 2010, approximately 253,000 and 195,000 shares of common stock, respectively, were issued upon the vesting of restricted stock by employees and nonemployee directors.

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
     We have entered into fixed-price swaps with various counterparties for a portion of our expected 2011, 2012 and 2013 oil and natural gas production from the Gulf Coast Basin. The fixed-price oil swap settlements are based upon an average of the New York Mercantile Exchange (“NYMEX”) closing price for West Texas Intermediate (“WTI”) during the entire calendar month. Some of our fixed-price gas swap settlements are based on an average of NYMEX prices for the last three days of a respective month and some are based on the NYMEX price for the last day of a respective month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our fixed-price swap contracts for 2011, 2012 and 2013 are with J.P. Morgan Chase Bank, N.A., The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas, The Bank of Nova Scotia, Bank of America and Natixis.
     During the six-month periods ended June 30, 2011 and 2010, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. All of our derivative instruments at June 30, 2011 and December 31, 2010 were designated as effective cash flow hedges. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at June 30, 2011 and December 31, 2010.

Fair Value of Derivative Instruments at June 30, 2011
(in millions)
	Asset Derivatives		Liability Derivatives
		Fair		Fair
Description	Balance Sheet Location	Value	Balance Sheet Location	Value
Commodity contracts	Current assets: Fair value of hedging contracts	$11.5	Current liabilities: Fair value of hedging contracts	$(25.4)
	Long-term assets: Fair value of hedging contracts	4.7	Long-term liabilities: Fair value of hedging contracts	(7.9)

		$16.2		$(33.3)

Fair Value of Derivative Instruments at December 31, 2010
(in millions)
	Asset Derivatives		Liability Derivatives
		Fair		Fair
Description	Balance Sheet Location	Value	Balance Sheet Location	Value
Commodity contracts	Current assets: Fair value of hedging contracts	$13.0	Current liabilities: Fair value of hedging contracts	$(32.1)
	Long-term assets: Fair value of hedging contracts	—	Long-term liabilities: Fair value of hedging contracts	(3.6)

		$13.0		$(35.7)

     The following tables disclose the effect of derivative instruments in the statement of operations for the three and six-month periods ended June 30, 2011 and 2010.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended June 30, 2011 and 2010
(in millions)
Derivatives in Cash	Amount of Gain		Gain (Loss) Reclassified from			Gain Recognized in Income
Flow Hedging	Recognized in OCI		Accumulated OCI into Income			on Derivative
Relationships	on Derivative (a)		(Effective Portion) (b)			(Ineffective Portion)
	2011	2010	Location	2011	2010	Location	2011	2010
Commodity contracts	$36.1	$15.0	Operating revenue - oil/gas production	$(10.5)	$4.8	Derivative income, net	$1.4	$2.2

Total	$36.1	$15.0		$(10.5)	$4.8		$1.4	$2.2

(a)	Net of related tax effect.

(b)	For the three months ended June 30, 2011, effective hedging contracts decreased oil revenue by $14.3 million and increased gas revenue by $3.8 million. For the three months ended June 30, 2010, effective hedging contracts decreased oil revenue by $5.8 million and increased gas revenue by $10.6 million.

The Effect of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2011 and 2010
(in millions)
Derivatives in Cash	Amount of Gain		Gain (Loss) Reclassified from			Gain (Loss) Recognized in Income
Flow Hedging	Recognized in OCI		Accumulated OCI into Income			on Derivative
Relationships	on Derivative (a)		(Effective Portion) (b)			(Ineffective Portion)
	2011	2010	Location	2011	2010	Location	2011	2010
Commodity contracts	$3.6	$28.1	Operating revenue - oil/gas production	$(14.4)	$2.2	Derivative income (expense), net	$(0.8)	$3.4

Total	$3.6	$28.1		$(14.4)	$2.2		$(0.8)	$3.4

(a)	Net of related tax effect.

(b)	For the six months ended June 30, 2011, effective hedging contracts decreased oil revenue by $22.8 million and increased gas revenue by $8.4 million. For the six months ended June 30, 2010, effective hedging contracts decreased oil revenue by $14.1 million and increased gas revenue by $16.3 million.
     At June 30, 2011, we had an accumulated other comprehensive loss of $10.6 million, net of tax, which related to the fair value of our 2011, 2012 and 2013 swap contracts that were outstanding as of June 30, 2011. We believe that approximately $8.6 million of the accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

     The following table illustrates our hedging positions for calendar years 2011, 2012 and 2013 as of August 2, 2011:

	Fixed-Price Swaps
	Natural Gas		Oil
	Daily Volume	Swap	Daily Volume		Swap
	(MMBtus/d)	Price	(Bbls/d)		Price
2011	10,000 (a)	$4.565	1,000		$70.05
2011	20,000	5.200	1,000		78.20
2011	10,000	6.830	1,000		80.20
2011			1,000		83.00
2011			1,000		83.05
2011			1,000	(b)	85.20
2011			1,000		85.25
2011			1,000		89.00
2011			1,000	(c)	97.75
2011			1,000	(c)	104.30

2012	10,000	5.035	1,000		90.30
2012	10,000	5.040	1,000		90.41
2012	10,000	5.050	1,000		90.45
2012			1,000		95.50
2012			1,000		97.60
2012			1,000		100.00
2012			1,000		101.55
2012			1,000		104.25

2013	10,000	5.270	1,000		97.15
2013	10,000	5.320	1,000		101.53
2013			1,000		103.00
2013			1,000		104.50

(a)	February — December

(b)	January — June

(c)	July — December
Note 4 — Long-Term Debt
     Long-term debt consisted of the following at:

	June 30,	December 31,
	2011	2010
	(in millions)
6 3/4% Senior Subordinated Notes due 2014	$200.0	$200.0
8 5/8% Senior Notes due 2017	375.0	375.0
Bank debt	—	—

Total long-term debt	$575.0	$575.0

     On June 30, 2011, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $61.1 million had been issued pursuant to the facility. On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700 million through a syndicated bank group, replacing our previous $700 million facility. The new credit facility matures on September 15, 2014 or, if the notes issued under our 2004 indenture are retired on or before April 15, 2014, on April 26, 2015. Our initial borrowing base under the new credit facility was set at $400 million. The new credit facility decreases our borrowing base grid by 25 basis points in respect of London Interbank Offering Rate (“Libor Rate”) advances and base rate advances. As of August 2, 2011, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $61.1 million had been issued pursuant to the facility, leaving $338.9 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).
     The borrowing base under our bank credit facility is redetermined by the lenders semi-annually, typically on May 1 and November 1, taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and

Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At our option, loans under our bank credit facility will bear interest at a rate based on the adjusted Libor Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of June 30, 2011.
Note 5 — Comprehensive Income
     The following table illustrates the components of comprehensive income for the three and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Net income	$57.2	$27.9	$97.0	$53.3
Other comprehensive income, net of tax effect:
Adjustment for fair value accounting of derivatives	36.1	15.0	3.6	28.1

Comprehensive income	$93.3	$42.9	$100.6	$81.4

Note 6 — Asset Retirement Obligations
     The change in our asset retirement obligations during the six months ended June 30, 2011 is set forth below:

Six Months
Ended
June 30, 2011
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$373.9
Liabilities settled	(33.6)
Divestment of properties	(0.8)
Accretion expense	15.4

Asset retirement obligations as of the end of the period, including current portion	$354.9

     In October 2010, we received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) indicating that certain identified wells and facilities operated by us would need to be retired on a timing schedule, which was accelerated from the timing estimated in calculating liabilities for asset retirement obligations at December 31, 2009. In February 2011, we submitted an abandonment plan addressing the identified wells and facilities. The BOEMRE has indicated they will issue a final order upon review of the plan. During 2010, we increased our asset retirement obligations in the amount of $54.4 million for the estimated impact of the accelerated timing of the retirement of these assets and other factors. The final order will ultimately determine the impact on our asset retirement obligations and could result in additional upward or downward revisions.
Note 7 — Fair Value Measurements
     U.S. Generally Accepted Accounting Principles establish a fair value hierarchy which has three levels based on the reliability of the inputs used to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of June 30, 2011 and December 31, 2010, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for our credit risk and the credit risk of our counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy. For a more detailed description of our derivative instruments, see Note 3 — Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in money market funds, which are included within the Level 1 fair value hierarchy.
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011:

	Fair Value Measurements at June 30, 2011
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Money market funds	$7.2	$7.2	$—	$—
Hedging contracts	16.2	—	16.2	—

Total	$23.4	$7.2	$16.2	$—

Fair Value Measurements at June 30, 2011
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
(in millions)
Hedging contracts	$(33.3)	$—	$(33.3)	$—

Total	$(33.3)	$—	$(33.3)	$—

     The following tables present our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010:

	Fair Value Measurements at December 31, 2010
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Money market funds	$7.3	$7.3	$—	$—
Hedging contracts	13.0	—	13.0	—

Total	$20.3	$7.3	$13.0	$—

Fair Value Measurements at December 31, 2010
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
(in millions)
Hedging contracts	$(35.7)	$—	$(35.7)	$—

Total	$(35.7)	$—	$(35.7)	$—

     The fair value of cash and cash equivalents approximated book value at June 30, 2011 and December 31, 2010. As of June 30, 2011 and December 31, 2010, the fair value of our $375 million 8 5/8% Senior Notes due 2017 was approximately $388.1 million and $380.6 million, respectively. As of June 30, 2011 and December 31, 2010, the fair value of our $200 million 6 3/4% Senior Subordinated Notes due 2014 was approximately $198.5 million and $197.0 million, respectively. The fair value of our outstanding notes was determined based upon quotes obtained from brokers.

Note 8 — Commitments and Contingencies
     We are named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.
     Franchise Tax Action. We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due. In addition, we have received preliminary assessments from the LDR for additional franchise taxes resulting from audits of Stone and our subsidiaries. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. Total asserted claims plus estimated accrued interest amount to approximately $29.4 million. The franchise tax year 2010 for Stone remains subject to examination, which potentially exposes us to additional estimated assessments of $0.8 million including accrued interest.
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

Note 9 — Guarantor Financial Statements
     Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 6 3/4% Senior Subordinated Notes due 2014 and our 8 5/8% Senior Notes due 2017. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents condensed consolidating financial information as of June 30, 2011 and December 31, 2010 and for the three and six-month periods ended June 30, 2011 and 2010 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, and consolidated basis. Elimination entries presented are necessary to combine the entities.
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
JUNE 30, 2011
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,589	$319	$113	$—	$82,021
Accounts receivable	161,028	89,968	1,318	(120,187)	132,127
Fair value of hedging contracts	—	11,531	—	—	11,531
Current income tax receivable	4,050	2,353	—	—	6,403
Deferred taxes *	3,168	22,859	—	—	26,027
Inventory	5,018	284	—	—	5,302
Other current assets	1,248	—	—	—	1,248

Total current assets	256,101	127,314	1,431	(120,187)	264,659
Oil and gas properties, full cost method:
Proved, net	134,198	861,144	3,429	—	998,771
Unevaluated	320,977	189,740	—	—	510,717
Other property and equipment, net	10,754	—	—	—	10,754
Fair value of hedging contracts	—	4,748	—	—	4,748
Other assets, net	24,694	—	—	—	24,694
Investment in subsidiary	532,538	2,383	—	(534,921)	—

Total assets	$1,279,262	$1,185,329	$4,860	$(655,108)	$1,814,343

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$74,089	$139,153	$—	$(120,188)	$93,054
Undistributed oil and gas proceeds	13,451	1,255	—	—	14,706
Accrued interest	14,058	—	—	—	14,058
Fair value of hedging contracts	—	25,384	—	—	25,384
Asset retirement obligations	—	48,590	—	—	48,590
Other current liabilities	11,897	3,953	—	—	15,850

Total current liabilities	113,495	218,335	—	(120,188)	211,642
Long-term debt	575,000	—	—	—	575,000
Deferred taxes *	41,523	116,167	—	—	157,690
Asset retirement obligations	190	301,570	4,597	—	306,357
Fair value of hedging contracts	—	7,887	—	—	7,887
Other long-term liabilities	14,769	6,713	—	—	21,482

Total liabilities	744,977	650,672	4,597	(120,188)	1,280,058

Commitments and contingencies

Stockholders’ equity:
Common stock	480	—	—	—	480
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,334,800	1,673,597	1,639	(1,675,236)	1,334,800
Accumulated earnings (deficit)	(789,569)	(1,128,374)	(1,376)	1,129,750	(789,569)
Accumulated other comprehensive income (loss)	(10,566)	(10,566)	—	10,566	(10,566)

Total stockholders’ equity	534,285	534,657	263	(534,920)	534,285

Total liabilities and stockholders’ equity	$1,279,262	$1,185,329	$4,860	$(655,108)	$1,814,343

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$105,115	$1,659	$182	$—	$106,956
Restricted cash	5,500	—	—	—	5,500
Accounts receivable	26,760	61,560	902	(693)	88,529
Fair value of hedging contracts	12,955	—	—	—	12,955
Deferred taxes *	27,274	—	—	—	27,274
Inventory	6,168	297	—	—	6,465
Other current assets	753	15	—	—	768

Total current assets	184,525	63,531	1,084	(693)	248,447
Oil and gas properties, full cost method:
Proved, net	260,434	720,309	3,886	—	984,629
Unevaluated	337,725	75,455	—	—	413,180
Other property and equipment, net	10,722	—	—	—	10,722
Other assets, net	22,112	—	—	—	22,112
Investment in subsidiary	427,273	1,561	—	(428,834)	—

Total assets	$1,242,791	$860,856	$4,970	$(429,527)	$1,679,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$60,019	$43,881	$—	$(692)	$103,208
Undistributed oil and gas proceeds	9,491	546	—	—	10,037
Accrued interest	14,062	—	—	—	14,062
Fair value of hedging contracts	32,144	—	—	—	32,144
Asset retirement obligations	—	42,300	—	—	42,300
Current income tax payable	239	—	—	—	239
Other current liabilities	16,075	—	—	—	16,075

Total current liabilities	132,030	86,727	—	(692)	218,065
Long-term debt	575,000	—	—	—	575,000
Deferred taxes *	(41,804)	141,031	—	—	99,227
Asset retirement obligations	129,100	198,105	4,415	—	331,620
Fair value of hedging contracts	3,606	—	—	—	3,606
Other long-term liabilities	14,502	6,713	—	—	21,215

Total liabilities	812,434	432,576	4,415	(692)	1,248,733

Commitments and contingencies

Stockholders’ equity:
Common stock	478	—	—	—	478
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,331,500	1,673,598	1,640	(1,675,238)	1,331,500
Accumulated earnings (deficit)	(886,557)	(1,245,318)	(1,085)	1,246,403	(886,557)
Accumulated other comprehensive loss	(14,204)	—	—	—	(14,204)

Total stockholders’ equity	430,357	428,280	555	(428,835)	430,357

Total liabilities and stockholders’ equity	$1,242,791	$860,856	$4,970	$(429,527)	$1,679,090

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2011
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$732	$174,625	$—	$—	$175,357
Gas production	4,303	52,210	—	—	56,513
Other operational income	587	104	173	—	864
Derivative income, net	—	1,398	—	—	1,398

Total operating revenue	5,622	228,337	173	—	234,132

Operating expenses:
Lease operating expenses	390	46,344	—	—	46,734
Other operational expense	93	40	3	—	136
Production taxes	245	1,556	—	—	1,801
Depreciation, depletion, amortization	(24)	72,426	244	—	72,646
Accretion expense	4	7,622	91	—	7,717
Salaries, general and administrative	10,562	48	—	—	10,610
Incentive compensation expense	2,333	—	—	—	2,333

Total operating expenses	13,603	128,036	338	—	141,977

Income (loss) from operations	(7,981)	100,301	(165)	—	92,155

Other (income) expenses:
Interest expense	1,979	1	—	—	1,980
Interest income	(53)	—	—	—	(53)
Other (income) expense, net	56	(547)	(3)	—	(494)
Loss on early extinguishment of debt	607	—	—	—	607
(Income) loss from investment in subsidiaries	(63,621)	162	—	63,459	—

Total other (income) expenses	(61,032)	(384)	(3)	63,459	2,040

Income (loss) before taxes	53,051	100,685	(162)	(63,459)	90,115

Provision (benefit) for income taxes:
Current	(9)	(2,353)	—	—	(2,362)
Deferred	(4,136)	39,417	—	—	35,281

Total income taxes	(4,145)	37,064	—	—	32,919

Net income (loss)	$57,196	$63,621	$(162)	$(63,459)	$57,196

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$13,533	$89,626	$—	$—	$103,159
Gas production	16,406	44,417	—	—	60,823
Other operational income	1,205	(18)	244	—	1,431
Derivative income, net	2,225	—	—	—	2,225

Total operating revenue	33,369	134,025	244	—	167,638

Operating expenses:
Lease operating expenses	6,285	30,598	—	—	36,883
Other operational expense	1,275	1,172	—	—	2,447
Production taxes	1,256	334	—	—	1,590
Depreciation, depletion, amortization	10,318	53,170	277	—	63,765
Accretion expense	3,627	4,724	111	—	8,462
Salaries, general and administrative	9,960	3	—	—	9,963
Incentive compensation expense	421	—	—	—	421

Total operating expenses	33,142	90,001	388	—	123,531

Income (loss) from operations	227	44,024	(144)	—	44,107

Other (income) expenses:
Interest expense	2,563	(23)	—	—	2,540
Interest income	(1,002)	—	—	—	(1,002)
Other (income) expense, net	196	(1)	14	—	209
(Income) loss from investment in subsidiaries	(28,617)	158	—	28,459	—

Total other (income) expenses	(26,860)	134	14	28,459	1,747

Income (loss) before taxes	27,087	43,890	(158)	(28,459)	42,360

Provision (benefit) for income taxes:
Current	(1,304)	(88)	—	—	(1,392)
Deferred	519	15,361	—	—	15,880

Total income taxes	(785)	15,273	—	—	14,488

Net income (loss)	$27,872	$28,617	$(158)	$(28,459)	$27,872

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$1,518	$325,834	$—	$—	$327,352
Gas production	5,583	96,788	—	—	102,371
Other operational income	1,309	85	355	—	1,749

Total operating revenue	8,410	422,707	355	—	431,472

Operating expenses:
Lease operating expenses	746	84,794	—	—	85,540
Other operational expense	93	702	3	—	798
Production taxes	392	3,944	—	—	4,336
Depreciation, depletion, amortization	5,918	133,936	461	—	140,315
Accretion expense	8	15,244	182	—	15,434
Salaries, general and administrative	22,293	50	—	—	22,343
Incentive compensation expense	5,017	—	—	—	5,017
Derivative expenses, net	—	782	—	—	782

Total operating expenses	34,467	239,452	646	—	274,565

Income (loss) from operations	(26,057)	183,255	(291)	—	156,907

Other (income) expenses:
Interest expense	5,010	81	—	—	5,091
Interest income	(141)	(6)	—	—	(147)
Other (income) expense, net	179	(1,113)	—	—	(934)
Loss on early extinguishment of debt	607	—	—	—	607
(Income) loss from investment in subsidiaries	(116,944)	291	—	116,653	—

Total other (income) expenses	(111,289)	(747)	—	116,653	4,617

Income (loss) before taxes	85,232	184,002	(291)	(116,653)	152,290

Provision (benefit) for income taxes:
Current	(9)	(2,353)	—	—	(2,362)
Deferred	(11,747)	69,411	—	—	57,664

Total income taxes	(11,756)	67,058	—	—	55,302

Net income (loss)	$96,988	$116,944	$(291)	$(116,653)	$96,988

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$24,609	$179,115	$—	$—	$203,724
Gas production	29,424	94,625	—	—	124,049
Other operational income	2,187	(30)	530	—	2,687
Derivative income, net	3,413	—	—	—	3,413

Total operating revenue	59,633	273,710	530	—	333,873

Operating expenses:
Lease operating expenses	17,196	58,351	—	—	75,547
Other operational expense	1,275	1,172	—	—	2,447
Production taxes	2,309	935	—	—	3,244
Depreciation, depletion, amortization	20,826	103,049	543	—	124,418
Accretion expense	7,254	9,449	221	—	16,924
Salaries, general and administrative	20,442	6	—	—	20,448
Incentive compensation expense	1,346	—	—	—	1,346

Total operating expenses	70,648	172,962	764	—	244,374

Income (loss) from operations	(11,015)	100,748	(234)	—	89,499

Other (income) expenses:
Interest expense	6,629	(23)	—	—	6,606
Interest income	(1,057)	(2)	—	—	(1,059)
Other (income) expense, net	369	(672)	16	—	(287)
Loss on early extinguishment of debt	1,820	—	—	—	1,820
(Income) loss from investment in subsidiaries	(65,865)	250	—	65,615	—

Total other (income) expenses	(58,104)	(447)	16	65,615	7,080

Income (loss) before taxes	47,089	101,195	(250)	(65,615)	82,419

Provision (benefit) for income taxes:
Current	(5,176)	(88)	—	—	(5,264)
Deferred	(1,025)	35,418	—	—	34,393

Total income taxes	(6,201)	35,330	—	—	29,129

Net income (loss)	$53,290	$65,865	$(250)	$(65,615)	$53,290

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$96,988	$116,944	$(291)	$(116,653)	$96,988
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,918	133,936	461	—	140,315
Accretion expense	8	15,244	182	—	15,434
Deferred income tax provision (benefit)	(11,747)	69,411	—	—	57,664
Settlement of asset retirement obligations	—	(33,568)	—	—	(33,568)
Non-cash stock compensation expense	3,138	—	—	—	3,138
Excess tax benefits	(1,060)	—	—	—	(1,060)
Non-cash derivative income	—	(118)	—	—	(118)
Loss on early extinguishment of debt	607	—	—	—	607
Non-cash (income) loss from investment in subsidiaries	(116,944)	291	—	116,653	—
Other non-cash expense (income)	959	(1,114)	—	—	(155)
Change in current income taxes	(3,893)	(2,352)	—	—	(6,245)
Change in intercompany receivables/payables	149,716	(149,290)	(426)	—	—
(Increase) decrease in accounts receivable	(15,198)	(22,239)	9	—	(37,428)
(Increase) decrease in other current assets	(491)	15	—	—	(476)
Decrease in inventory	1,149	14	—	—	1,163
Increase in accounts payable	2,494	3,360	—	—	5,854
Increase (decrease) in other current liabilities	(224)	4,664	—	—	4,440
Other	(21)	—	—	—	(21)

Net cash provided by (used in) operating activities	111,399	135,198	(65)	—	246,532

Cash flows from investing activities:
Investment in oil and gas properties	(134,792)	(137,655)	(4)	—	(272,451)
Proceeds from sale of oil and gas properties, net of expenses	5,575	1,117	—	—	6,692
Investment in fixed and other assets	(894)	—	—	—	(894)

Net cash used in investing activities	(130,111)	(136,538)	(4)	—	(266,653)

Cash flows from financing activities:
Deferred financing costs	(4,017)	—	—	—	(4,017)
Excess tax benefits	1,060	—	—	—	1,060
Net payments for share based compensation	(1,857)	—	—	—	(1,857)

Net cash used in financing activities	(4,814)	—	—	—	(4,814)

Net decrease in cash and cash equivalents	(23,526)	(1,340)	(69)	—	(24,935)
Cash and cash equivalents, beginning of period	105,115	1,659	182	—	106,956

Cash and cash equivalents, end of period	$81,589	$319	$113	$—	$82,021

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$53,290	$65,865	$(250)	$(65,615)	$53,290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	20,826	103,049	543	—	124,418
Accretion expense	7,254	9,449	221	—	16,924
Deferred income tax provision (benefit)	(1,025)	35,418	—	—	34,393
Settlement of asset retirement obligations	(960)	(18,838)	—	—	(19,798)
Non-cash stock compensation expense	2,741	—	—	—	2,741
Excess tax benefits	(294)	—	—	—	(294)
Non-cash derivative income	(1,818)	—	—	—	(1,818)
Loss on early extinguishment of debt	1,820	—	—	—	1,820
Non-cash (income) loss from investment in subsidiaries	(65,865)	250	—	65,615	—
Other non-cash expenses	519	—	—	—	519
Change in current income taxes	(8,725)	(88)	—	—	(8,813)
(Increase) decrease in accounts receivable	149,721	(121,407)	(814)	—	27,500
(Increase) decrease in other current assets	(181)	28	—	—	(153)
Decrease in inventory	813	123	—	—	936
Increase (decrease) in accounts payable	47	(62)	—	—	(15)
Decrease in other current liabilities	(21,209)	(260)	—	—	(21,469)
Other	181	(28)	—	—	153

Net cash provided by (used in) operating activities	137,135	73,499	(300)	—	210,334

Cash flows from investing activities:
Investment in oil and gas properties	(92,960)	(76,939)	(84)	—	(169,983)
Proceeds from sale of oil and gas properties, net of expenses	29,047	680	—	—	29,727
Investment in fixed and other assets	(1,125)	—	—	—	(1,125)

Net cash used in investing activities	(65,038)	(76,259)	(84)	—	(141,381)

Cash flows from financing activities:
Repayment of bank borrowings	(125,000)	—	—	—	(125,000)
Redemption of senior subordinated notes	(200,503)	—	—	—	(200,503)
Proceeds from issuance of senior notes	275,000	—	—	—	275,000
Deferred financing costs	(9,701)	—	—	—	(9,701)
Excess tax benefits	294	—	—	—	294
Net payments for share based compensation	(1,071)	—	—	—	(1,071)

Net cash used in financing activities	(60,981)	—	—	—	(60,981)

Net increase (decrease) in cash and cash equivalents	11,116	(2,760)	(384)	—	7,972
Cash and cash equivalents, beginning of period	64,830	3,963	500	—	69,293

Cash and cash equivalents, end of period	$75,946	$1,203	$116	$—	$77,265

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of June 30, 2011, and the related condensed consolidated statement of operations for the three and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
August 4, 2011

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
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this Form 10-Q should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain 2010 amounts have been changed from amounts originally presented to correct a prior period immaterial error. All period to period comparisons are based upon corrected amounts.
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
Known Trends and Uncertainties
     Deepwater Horizon Explosion and Oil Spill - The April 2010 explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the GOM. Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties, a substantial portion of which is in the deep water of the GOM. As of June 30, 2011, we have substantial investments in unevaluated oil and gas properties that relate to offshore leases, the majority of which are in the deep water GOM. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of June 30, 2011, the computation of our ceiling test indicated a cushion of approximately $303.9 million.

     Asset Retirement Obligations — In October 2010, we received notification from the BOEMRE indicating that certain identified wells and facilities operated by us would need to be retired on a timing schedule which was accelerated from the timing estimated in calculating liabilities for asset retirement obligations at December 31, 2009. In February 2011, we submitted an abandonment plan addressing the identified wells and facilities. The BOEMRE has indicated they will issue a final order upon review of the plan. During 2010, we increased our asset retirement obligations in the amount of $54.4 million for the estimated impact of the accelerated timing of the retirement of these assets and other factors. The final order will ultimately determine the impact on our asset retirement obligations and could result in additional upward or downward revisions.
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
     Louisiana Franchise Taxes — We have been involved in litigation with the state of Louisiana over the proper computation of franchise taxes allocable to the state. This litigation relates to the state’s position that sales of crude oil and natural gas from properties located on the Outer Continental Shelf (“OCS”), which are transported through the state of Louisiana, should be sourced to Louisiana for purposes of computing franchise taxes. We disagree with the state’s position. However, if the state’s position were to be upheld, we could incur additional expenses for alleged underpaid franchise taxes in prior years and higher franchise tax expense in future years. See “Part II, Item 1. Legal Proceedings.”
Liquidity and Capital Resources
     At August 2, 2011, we had $338.9 million of availability under our bank credit facility and cash on hand of approximately $60.8 million. In May 2011, our capital expenditure budget for 2011 was increased from $425 million up to $500 million due to a projected increase in production, oil prices and estimated cash flow, combined with an attractive inventory of capital projects. Our capital expenditure budget excludes material acquisitions and capitalized salaries, general and administrative expenses and interest. We intend to finance our capital expenditure budget primarily with cash flow from operations and borrowings under our bank credit facility if necessary. If we do not have sufficient cash flow from operations or availability under our bank credit facility, we may be forced to reduce our capital expenditures. To the extent that 2011 cash flow from operations exceeds our estimated 2011 capital expenditures, we may expand our capital budget or invest in money markets.
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
     Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $246.5 million during the six months ended June 30, 2011 compared to $210.3 million in the comparable period in 2010. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2011 capital expenditures with cash flow provided by operating activities and borrowings under our bank credit facility.
     Net cash flow used in investing activities totaled $266.7 million and $141.4 million during the six months ended June 30, 2011 and 2010, respectively, which primarily represents our investment in oil and natural gas properties, offset by proceeds from the sale of oil and natural gas properties.
     Net cash flow used in financing activities totaled $4.8 million for the six months ended June 30, 2011, which primarily represents $4.0 million of deferred financing costs associated with our new bank credit facility and $1.9 million of net payments for share based compensation, slightly offset by $1.1 million of excess tax benefits related to share based compensation. Net cash flow used in financing activities totaled $61.0 million for the six months ended June 30, 2010, which primarily represents repayments of borrowings under our bank credit facility of $125.0 million, the redemption of our 8 1/4% Senior Subordinated Notes due 2011 of $200.5 million, net of proceeds from the public offering of our 8 5/8% Senior Notes due 2017 of approximately $275 million less $9.7 million of deferred financing costs.
     We had working capital at June 30, 2011 of $53.0 million.
     Capital Expenditures. During the three months ended June 30, 2011, additions to oil and gas property costs of $102.4 million included $5.7 million of lease and property acquisition costs, $5.7 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $10.8 million of capitalized interest. During the six months ended June 30, 2011, additions to oil and gas property costs of $251.9 million included $34.7 million of lease and property acquisition costs, $12.1 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $20.5 million of capitalized interest. These investments were financed by cash flow from operations.
     Bank Credit Facility. On June 30, 2011, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $61.1 million had been issued pursuant to the facility. On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700 million through a syndicated bank group, replacing our previous $700 million facility. The new credit facility matures on September 15, 2014 or, if the notes issued under our 2004 indenture are retired on or before April 15, 2014, on April 26, 2015. Our initial borrowing base under the new credit facility was set at $400 million. The new credit facility decreases our borrowing base grid by 25 basis points in respect of London Interbank Offering Rate (“Libor Rate”) advances and base rate advances. As of August 2, 2011, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $61.1 million had been issued pursuant to the facility, leaving $338.9 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).
     The borrowing base under our bank credit facility is redetermined by the lenders semi-annually, on May 1 and November 1, taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At our option, loans under the credit facility will bear interest at a rate based on the adjusted Libor Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of June 30, 2011.
     Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through June 30, 2011, 300,000 shares had been repurchased under this program at a total cost of approximately $7.1 million, or an average price of $23.57 per share. No shares were repurchased during the six months ended June 30, 2011.
Results of Operations
     The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	June 30,
	2011	2010	Variance	% Change
Production:
Oil (MBbls)	1,667	1,430	237	17%
Natural gas (MMcf)	10,614	11,146	(532)	(5%)
Oil and natural gas (MMcfe)	20,616	19,726	890	5%
Revenue data (in thousands) (a):
Oil revenue	$175,357	$103,159	$72,198	70%
Natural gas revenue	56,513	60,823	(4,310)	(7%)

Total oil and natural gas revenue	$231,870	$163,982	$67,888	41%
Average prices (a):
Oil (per Bbl)	$105.19	$72.14	$33.05	46%
Natural gas (per Mcf)	5.32	5.46	(0.14)	(3%)
Oil and natural gas (per Mcfe)	11.25	8.31	2.94	35%
Expenses (per Mcfe):
Lease operating expenses	$2.27	$1.87	$0.40	21%
Salaries, general and administrative expenses (b)	0.51	0.51	—	—
DD&A expense on oil and gas properties	3.48	3.16	0.32	10%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.

	Six Months Ended
	June 30,
	2011	2010	Variance	% Change
Production:
Oil (MBbls)	3,283	2,852	431	15%
Natural gas (MMcf)	20,194	21,744	(1,550)	(7%)
Oil and natural gas (MMcfe)	39,892	38,856	1,036	3%
Revenue data (in thousands) (a):
Oil revenue	$327,352	$203,724	$123,628	61%
Natural gas revenue	102,371	124,049	(21,678)	(17%)

Total oil and natural gas revenue	$429,723	$327,773	$101,950	31%
Average prices (a):
Oil (per Bbl)	$99.71	$71.43	$28.28	40%
Natural gas (per Mcf)	5.07	5.70	(0.63)	(11%)
Oil and natural gas (per Mcfe)	10.77	8.44	2.33	28%
Expenses (per Mcfe):
Lease operating expenses	$2.14	$1.94	$0.20	10%
Salaries, general and administrative expenses (b)	0.56	0.53	0.03	6%
DD&A expense on oil and gas properties	3.46	3.13	0.33	11%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
     During the three months ended June 30, 2011, we reported net income totaling $57.2 million, or $1.17 per share, compared to net income for the three months ended June 30, 2010 of $27.9 million, or $0.57 per share. During the six months ended June 30, 2011, we reported net income totaling $97.0 million, or $1.98 per share, compared to net income for the six months ended June 30, 2010 of $53.3 million, or $1.10 per share. All per share amounts are on a diluted basis.
     The variance in the three and six-month periods’ results was due to the following components:
     Production. During the three months ended June 30, 2011, total production volumes increased to 20.6 Bcfe compared to 19.7 Bcfe produced during the comparable 2010 period. Oil production during the three months ended June 30, 2011 totaled approximately 1,667,000 barrels compared to 1,430,000 barrels produced during the three months ended June 30, 2010, while natural gas production totaled 10.6 Bcf during the three months ended June 30, 2011 compared to 11.1 Bcf produced during the comparable period of 2010. During the six months ended June 30, 2011, total production volumes increased to 39.9 Bcfe compared to 38.9 Bcfe produced during the comparable 2010 period. Oil production during the six months ended June 30, 2011 totaled approximately 3,283,000 barrels compared to 2,852,000 barrels produced during the six months ended June 30, 2010, while natural gas production totaled 20.2 Bcf during the six months ended June 30, 2011 compared to 21.7 Bcf produced during the comparable period of 2010. The increase in oil production volumes was primarily due to increases in production at our Amberjack field and Ship Shoal Block 113 where we have development programs ongoing. The decrease in gas production volumes was primarily due to natural production declines.
     Prices. Prices realized during the three months ended June 30, 2011 averaged $105.19 per Bbl of oil and $5.32 per Mcf of natural gas, or 35% higher, on an Mcfe basis, than average realized prices of $72.14 per Bbl of oil and $5.46 per Mcf of natural gas during the comparable 2010 period. Prices realized during the six months ended June 30, 2011 averaged $99.71 per Bbl of oil and $5.07 per Mcf of natural gas, or 28% higher, on an Mcfe basis, than average realized prices of $71.43 per Bbl of oil and $5.70 per Mcf of natural gas during the comparable 2010 period. All unit pricing amounts include the cash settlement of effective hedging contracts.
     We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $0.36 per Mcf and decreased our average realized oil price by $8.60 per Bbl during the three months ended June 30, 2011. During the three months ended June 30, 2010, our effective hedging transactions increased our average realized natural gas price by $0.95 per Mcf and decreased our average realized oil price by $4.02 per Bbl. During the six months ended June 30, 2011, effective hedging transactions increased our average realized natural gas price by $0.42 per Mcf and decreased our average realized oil price by $6.94 per Bbl. During the six months ended June 30, 2010, effective hedging transactions increased our average realized natural gas price by $0.74 per Mcf and decreased our average realized oil price by $4.95 per Bbl.
     Revenue. Oil and natural gas revenue was $231.9 million during the three months ended June 30, 2011, compared to $164.0 million during the comparable period of 2010. The increase is attributable to a 46% increase in average realized oil prices along with a 17% increase in oil production volumes, partially offset by a decline in average realized gas prices and gas production volumes. Oil and natural gas revenue for the six months ended June 30, 2011 totaled $429.7 million compared to $327.8 million during the comparable period of 2010. The increase is attributable to a 40% increase in average realized oil prices along with a 15% increase in oil production volumes, partially offset by a decline in average realized gas prices and gas production volumes.
     Derivative Income/Expense. During the six months ended June 30, 2011 and 2010, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Net derivative income for the three months ended June 30, 2011, totaled $1.4 million, consisting of $1.9 million of cash settlements on the ineffective portion of derivative contracts, less $0.5 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative income for the three months ended June 30, 2010, totaled $2.2 million, consisting of $1.2 million of cash settlements on the ineffective derivative contracts, plus $1.0 million of changes in the fair market value of the ineffective portion of derivative contracts.
     Net derivative expense for the six months ended June 30, 2011, totaled $0.8 million, consisting of $0.1 million of cash settlements on the ineffective portion of derivative contracts, less $0.9 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative income for the six months ended June 30, 2010, totaled $3.4 million, consisting of $1.6 million of cash settlements on the ineffective derivative contracts, plus $1.8 million of changes in the fair market value of the ineffective portion of derivative contracts.
     Expenses. Lease operating expenses during the three months ended June 30, 2011 and 2010 totaled $46.7 million and $36.9 million, respectively. For the six months ended June 30, 2011 and 2010, lease operating expenses totaled $85.5 million and $75.5 million, respectively. On a unit of production basis, lease operating expenses were $2.14 per Mcfe and $1.94 per Mcfe for the six months ended June 30, 2011 and 2010, respectively. The increase in lease operating expenses in 2011 was primarily attributable to increased platform and well maintenance.
     Other operational expense of $0.8 million during the six months ended June 30, 2011 includes $0.7 million for the settlement of litigation associated with an expensed operation in the first quarter of 2011. The other operational expense charge of $2.4 million for the three and six-month periods ended June 30, 2010 related to a $1.3 million loss on the sale of non-dedicated tubular inventory and $1.1 million of charges related to a delay in the drilling of the second well in our Amberjack drilling program as a result of the deep water drilling moratorium.
     Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the three months ended June 30, 2011 totaled $71.8 million, or $3.48 per Mcfe, compared to $62.3 million, or $3.16 per Mcfe, during the comparable period of 2010. For the six months ended June 30, 2011 and 2010, DD&A expense totaled $138.2 million, or $3.46 per Mcfe, and $121.4 million, or $3.13 per Mcfe, respectively. The increase in DD&A in 2011 on a unit basis was attributable to the unit cost of current year net reserve additions (including future development costs) exceeding the per unit amortizable base as of the beginning of the year.
     Accretion expense for the three months ended June 30, 2011 was $7.7 million compared to $8.5 million for the comparable period of 2010. For the six months ended June 30, 2011 and 2010, accretion expense totaled $15.4 million and $16.9 million, respectively. The decrease is primarily due to a change in the timing on certain of our asset retirement obligations.
     Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the three months ended June 30, 2011 were $10.6 million compared to $10.0 million for the three months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, SG&A (exclusive of incentive compensation) totaled $22.3 million and $20.4 million, respectively. The increase primarily relates to salary adjustments.
     For the three months ended June 30, 2011 and 2010, incentive compensation expense totaled $2.3 million and $0.4 million, respectively. For the six months ended June 30, 2011 and 2010, incentive compensation expense totaled $5.0 million and $1.3 million, respectively. These amounts relate to the accrual of estimated incentive compensation bonuses calculated based on the projected achievement of certain strategic objectives for each fiscal year.
     Interest expense for the three months ended June 30, 2011 totaled $2.0 million, net of $10.8 million of capitalized interest, compared to interest expense of $2.5 million, net of $7.2 million of capitalized interest, during the comparable 2010 period. For the six months ended June 30, 2011, interest expense totaled $5.1 million, net of $20.5 million of capitalized interest, compared to interest expense of $6.6 million, net of capitalized interest of $13.6 million for the comparable 2010 period. The decrease in interest expense is primarily the result of an increase in the amount of interest capitalized as a part of the cost oil and gas properties and a decrease in outstanding borrowings under our bank credit facility.
     Our effective tax rate was 36.5% and 36.3% for the three and six months ended June 30, 2011, respectively, and 34.2% and 35.3% for the comparable 2010 periods. The increased effective tax rate was due to an increase in the provision for state income taxes as our onshore operational activities increase.

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
     Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 43% of our estimated 2011 production from estimated proved reserves, 37% of our estimated 2012 production from estimated proved reserves, and 23% of our estimated 2013 production from estimated proved reserves. See Item 1. Financial Statements — Note 3 — Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
     Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
     We had total debt outstanding of $575 million at June 30, 2011, all of which bears interest at fixed rates. The $575 million of fixed-rate debt is comprised of $375 million of 8 5/8% Senior Notes due 2017 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. We had no outstanding borrowings under our variable-rate bank credit facility during the six months ended June 30, 2011. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

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
     Our principal executive officer and our principal financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer believe that as of the end of the quarterly period ended June 30, 2011:
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
Changes in Internal Controls Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Franchise Tax Action. On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise tax year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise tax years 1999, 2000 and 2001. On December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. Also, on January 2, 2008, Stone was served with a petition (civil action number 2007-6754) claiming $1.5 million of additional franchise taxes due for the 2004 franchise tax year, plus accrued interest of $800,000 calculated through November 30, 2007. Further, on January 7, 2009, Stone was served with a petition (civil action number 2008-7193) claiming additional franchise taxes due for the taxable years ended December 31, 2005 and 2006 in the amount of $4.0 million plus accrued interest calculated through October 21, 2008 in the amount of $1.7 million. In addition, we have received assessments from the LDR for additional franchise taxes in the amount of $2.9 million resulting from audits of Stone and our subsidiaries. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax year 2010 for Stone remains subject to examination.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the three months ended June 30, 2011:

Total Number of
				Shares (or Units)	Maximum Number (or
				Purchased as Part	Approximate Dollar Value)
	Total Number of		Average Price	of Publicly	of Shares (or Units) that May
	Shares (or Units)		Paid per Share	Announced Plans or	Yet be Purchased Under the
Period	Purchased		(or Unit)	Programs	Plans or Programs
Share Repurchase Program:
April 2011	—		—	—
May 2011	—		—	—
June 2011	—		—	—

	—		—	—	$92,928,632

Other:
April 2011	—		—	—
May 2011	469	(a)	$29.50	—
June 2011	—		—	—

	469		$29.50	—	N/A

Total	469		$29.50	—

(a)	Amounts include shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

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

*†4.6	First Amendment to Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan.

10.1
$700,000,000 Third Amended and Restated Credit Agreement among Stone Energy Corporation as Borrower, Bank of America, N.A. as Administrative Agent and Issuing Bank, and the financial institutions named therein, dated April 26, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-12074)).

*15.1	Letter from Ernst & Young LLP dated August 4, 2011, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*	Filed or furnished herewith.

**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION
Date: August 4, 2011	By:	/s/ J. Kent Pierret
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

*†4.6	First Amendment to Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan.

10.1
$700,000,000 Third Amended and Restated Credit Agreement among Stone Energy Corporation as Borrower, Bank of America, N.A. as Administrative Agent and Issuing Bank, and the financial institutions named therein, dated April 26, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-12074)).

*15.1	Letter from Ernst & Young LLP dated August 4, 2011, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

Exhibit
Number	Description

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*	Filed or furnished herewith.

**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†	Identifies management contracts and compensatory plans or arrangements.