Form 10-Q
period 2011-09-30
STONE ENERGY CORP
filed 2011-11-07
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2011, there were 48,982,571 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,454	$106,956
Restricted cash	—	5,500
Accounts receivable	113,547	88,529
Fair value of hedging contracts	56,767	12,955
Current income tax receivable	22,149	—
Deferred taxes	4,713	27,274
Inventory	4,802	6,465
Other current assets	933	768

Total current assets	268,365	248,447
Oil and gas properties, full cost method of accounting:
Proved	6,101,241	5,789,578
Less: accumulated depreciation, depletion and amortization	(5,009,076)	(4,804,949)

Net proved oil and gas properties	1,092,165	984,629
Unevaluated	511,574	413,180
Other property and equipment, net	11,191	10,722
Fair value of hedging contracts	50,171	—
Other assets, net	23,795	22,112

Total assets	$1,957,261	$1,679,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$90,659	$103,208
Undistributed oil and gas proceeds	16,924	10,037
Accrued interest	9,358	14,062
Fair value of hedging contracts	951	32,144
Asset retirement obligations	55,068	42,300
Current income tax payable	—	239
Other current liabilities	17,496	16,075

Total current liabilities	190,456	218,065
Long-term debt	575,000	575,000
Deferred taxes	219,393	99,227
Asset retirement obligations	289,604	331,620
Fair value of hedging contracts	—	3,606
Other long-term liabilities	19,034	21,215

Total liabilities	1,293,487	1,248,733

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 48,076,951 and 47,764,505 shares, respectively	481	478
Treasury stock (16,582 shares, respectively, at cost)	(860)	(860)
Additional paid-in capital	1,336,460	1,331,500
Accumulated deficit	(737,748)	(886,557)
Accumulated other comprehensive income (loss)	65,441	(14,204)

Total stockholders’ equity	663,774	430,357

Total liabilities and stockholders’ equity	$1,957,261	$1,679,090

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenue:
Oil production	$157,436	$97,688	$484,788	$301,412
Gas production	50,244	55,522	152,615	179,571
Other operational income	1,245	1,802	2,994	4,489
Derivative income, net	4,082	405	3,300	3,818

Total operating revenue	213,007	155,417	643,697	489,290

Operating expenses:
Lease operating expenses	47,767	36,882	133,307	112,429
Other operational expenses	654	3,003	1,452	5,450
Production taxes	2,492	1,517	6,828	4,761
Depreciation, depletion and amortization	64,462	60,482	204,777	184,900
Accretion expense	7,700	8,460	23,134	25,384
Salaries, general and administrative expenses	7,151	9,751	29,494	30,199
Incentive compensation expense	2,087	767	7,104	2,113

Total operating expenses	132,313	120,862	406,096	365,236

Income from operations	80,694	34,555	237,601	124,054

Other (income) expenses:
Interest expense	1,379	2,667	6,470	9,273
Interest income	(23)	(51)	(170)	(1,110)
Other income	(372)	—	(1,499)	(776)
Loss on early extinguishment of debt	—	—	607	1,820
Other expense	308	57	501	546

Total other expenses	1,292	2,673	5,909	9,753

Net income before income taxes	79,402	31,882	231,692	114,301

Provision (benefit) for income taxes:
Current	(12,681)	10,182	(15,043)	4,918
Deferred	40,262	2,318	97,926	36,711

Total income taxes	27,581	12,500	82,883	41,629

Net income	$51,821	$19,382	$148,809	$72,672

Basic earnings per share	$1.06	$0.40	$3.04	$1.50
Diluted earnings per share	$1.06	$0.40	$3.04	$1.50

Average shares outstanding	48,029	47,713	47,963	47,659
Average shares outstanding assuming dilution.	48,071	47,727	48,006	47,681
The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$148,809	$72,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	204,777	184,900
Accretion expense	23,134	25,384
Deferred income tax provision	97,926	36,711
Settlement of asset retirement obligations	(52,543)	(28,652)
Non-cash stock compensation expense	4,492	4,023
Excess tax benefits	(1,490)	(297)
Non-cash derivative income	(4,337)	(1,459)
Loss on early extinguishment of debt	607	1,820
Other non-cash expense	50	741
Change in current income taxes	(21,710)	(6,014)
(Increase) decrease in accounts receivable	(17,117)	39,569
Increase in other current assets	(185)	(305)
Decrease in inventory	1,606	1,778
Increase (decrease) in accounts payable	2,679	(1,265)
Increase (decrease) in other current liabilities	3,604	(21,401)
Other	(1,889)	1,261

Net cash provided by operating activities	388,413	309,466

Cash flows from investing activities:
Investment in oil and gas properties	(430,711)	(261,970)
Proceeds from sale of oil and gas properties, net of expenses	7,692	31,635
Investment in fixed and other assets	(1,788)	(1,722)

Net cash used in investing activities	(424,807)	(232,057)

Cash flows from financing activities:
Repayments of bank borrowings	—	(125,000)
Redemption of senior subordinated notes	—	(200,503)
Proceeds from issuance of senior notes	—	275,000
Deferred financing costs	(4,017)	(9,766)
Excess tax benefits	1,490	297
Net payments for share based compensation	(2,581)	(1,360)

Net cash used in financing activities	(5,108)	(61,332)

Net increase (decrease) in cash and cash equivalents	(41,502)	16,077
Cash and cash equivalents, beginning of period	106,956	69,293

Cash and cash equivalents, end of period	$65,454	$85,370

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Statements
     The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of September 30, 2011 and for the three and nine-month periods ended September 30, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of future financial results. Certain 2010 amounts have been changed from amounts originally presented to correct a prior period immaterial error.
Note 2 — Earnings Per Share
     The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Income (numerator):
Basic:
Net income	$51,821	$19,382	$148,809	$72,672
Net income attributable to participating securities	(976)	(315)	(2,807)	(1,181)

Net income attributable to common stock — basic	$50,845	$19,067	$146,002	$71,491

Diluted:
Net income	$51,821	$19,382	$148,809	$72,672
Net income attributable to participating securities	(975)	(314)	(2,805)	(1,180)

Net income attributable to common stock — diluted	$50,846	$19,068	$146,004	$71,492

Weighted average shares (denominator):
Weighted average shares — basic	48,029	47,713	47,963	47,659
Diluted effect of stock options	42	14	43	22

Weighted average shares — diluted	48,071	47,727	48,006	47,681

Basic income per common share	$1.06	$0.40	$3.04	$1.50

Diluted income per common share	$1.06	$0.40	$3.04	$1.50

     Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 376,000 and 422,000 shares for the three months ended September 30, 2011 and 2010, respectively. Stock options that were considered antidilutive totaled approximately 376,000 and 422,000 shares during the nine months ended September 30, 2011 and 2010, respectively.
     During each of the three-month periods ended September 30, 2011 and 2010, approximately 59,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors. During the nine months ended September 30, 2011 and 2010, approximately 312,000 and 254,000 shares of common stock, respectively, were issued upon the vesting of restricted stock by employees and nonemployee directors.

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
     We have entered into fixed-price swaps with various counterparties for a portion of our expected 2011, 2012, 2013 and 2014 oil and natural gas production from the Gulf Coast Basin. Some of our fixed-price oil swap settlements are based upon an average of the New York Mercantile Exchange (“NYMEX”) closing price for West Texas Intermediate (“WTI”) during the entire calendar month and some are based on the average of the Intercontinental Exchange (“ICE”) closing price for Brent crude oil during the entire calendar month. Our fixed-price gas swap settlements are based on `the NYMEX price for the last day of a respective month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our fixed-price swap contracts for 2011, 2012, 2013 and 2014 are with J.P. Morgan Chase Bank, N.A., The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas, The Bank of Nova Scotia, Bank of America and Natixis.
     All of our derivative instruments at September 30, 2011 and December 31, 2010 were designated as effective cash flow hedges; however, during the nine-month periods ended September 30, 2011 and 2010, certain of our derivative contracts were determined to be partially ineffective. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at September 30, 2011 and December 31, 2010.
Fair Value of Derivative Instruments at September 30, 2011
(in millions)

	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$56.8	Current liabilities: Fair value of hedging contracts	($1.0)
	Long-term assets: Fair value of hedging contracts	50.2	Long-term liabilities: Fair value of hedging contracts	—

		$107.0		($1.0)

Fair Value of Derivative Instruments at December 31, 2010
(in millions)

	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$13.0	Current liabilities: Fair value of hedging contracts	($32.1)
	Long-term assets: Fair value of hedging contracts	—	Long-term liabilities: Fair value of hedging contracts	(3.6)

		$13.0		($35.7)

     The following tables disclose the effect of derivative instruments in the statement of operations for the three and nine-month periods ended September 30, 2011 and 2010.
The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended September 30, 2011 and 2010
(in millions)

	Amount of Gain
Derivatives in	(Loss) Recognized		Gain Reclassified from			Gain Recognized in Income
Cash Flow Hedging	in OCI on		Accumulated OCI into Income			on Derivatives
Relationships	Derivatives (a)		(Effective Portion) (b)			(Ineffective Portion)
	2011	2010	Location	2011	2010	Location	2011	2010
			Operating revenue -
Commodity contracts	$76.0	($6.5)	oil/gas production	$1.3	$6.0	Derivative income, net	$4.1	$0.4

Total	$76.0	($6.5)		$1.3	$6.0		$4.1	$0.4

(a)	Net of related tax effect.

(b)	For the three months ended September 30, 2011, effective hedging contracts decreased oil revenue by $3.3 million and increased gas revenue by $4.6 million. For the three months ended September 30, 2010, effective hedging contracts decreased oil revenue by $3.7 million and increased gas revenue by $9.7 million.
The Effect of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2011 and 2010
(in millions)

	Amount of Gain
Derivatives in	(Loss) Recognized		Gain Reclassified from			Gain Recognized in Income
Cash Flow Hedging	in OCI on		Accumulated OCI into Income			on Derivatives
Relationships	Derivatives (a)		(Effective Portion) (b)			(Ineffective Portion)
	2011	2010	Location	2011	2010	Location	2011	2010
			Operating revenue -
Commodity contracts	$79.6	$21.6	oil/gas production	($13.1)	$8.2	Derivative income, net	$3.3	$3.8

Total	$79.6	$21.6		($13.1)	$8.2		$3.3	$3.8

(a)	Net of related tax effect.

(b)	For the nine months ended September 30, 2011, effective hedging contracts decreased oil revenue by $26.1 million and increased gas revenue by $13.0 million. For the nine months ended September 30, 2010, effective hedging contracts decreased oil revenue by $17.8 million and increased gas revenue by $26.0 million.
     At September 30, 2011, we had accumulated other comprehensive income of $65.4 million, net of tax, which related to the fair value of our swap contracts that were outstanding as of September 30, 2011. We believe that approximately $32.3 million of the accumulated other comprehensive income will be reclassified into earnings in the next twelve months.

     The following table illustrates our hedging positions for calendar years 2011, 2012, 2013 and 2014 as of November 2, 2011:

	Fixed-Price Swaps
	NYMEX (except where noted)
	Natural Gas			Oil
	Daily Volume		Swap	Daily Volume		Swap
	(MMBtus/d)		Price	(Bbls/d)		Price
2011	10,000	(a)	$4.565	1,000		$70.05
2011	20,000		5.200	1,000		78.20
2011	10,000		6.830	1,000		80.20
2011				1,000		83.00
2011				1,000		83.05
2011				1,000	(b)	85.20
2011				1,000		85.25
2011				1,000		89.00
2011				1,000	(c)	97.75
2011				1,000	(c)	104.30

2012	10,000		5.035	1,000		90.30
2012	10,000		5.040	1,000		90.41
2012	10,000		5.050	1,000		90.45
2012				1,000		95.50
2012				1,000		97.60
2012				1,000		100.00
2012				1,000		101.55
2012				1,000		104.25
2012				1,000	†	111.02

2013	10,000		5.270	1,000		97.15
2013	10,000		5.320	1,000		101.53
2013				1,000		103.00
2013				1,000		104.50
2013				1,000	†	107.30

2014				1,000	†	103.30

(a)	February — December

(b)	January — June

(c)	July — December

†	Brent oil contract
Note 4 — Long-Term Debt
     Long-term debt consisted of the following at:

	September 30,	December 31,
	2011	2010
	(in millions)
6 3/4% Senior Subordinated Notes due 2014	$200.0	$200.0
8 5/8% Senior Notes due 2017	375.0	375.0
Bank debt	—	—

Total long-term debt	$575.0	$575.0

     On September 30, 2011, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $61.1 million had been issued pursuant to the facility. On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700 million through a syndicated bank group, replacing our previous $700 million facility. The new credit facility matures on September 15, 2014. However, if the notes issued under our 2004 indenture are retired on or before April 15, 2014, the new credit facility then matures on April 26, 2015. Our initial borrowing base under the new credit facility was set at $400 million. On October 31, 2011, the bank group reaffirmed the existing borrowing base at $400 million. As of November 2, 2011, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $61.1 million had been issued pursuant to the facility, leaving $338.9 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).

     The borrowing base under our bank credit facility is redetermined by the lenders semi-annually, typically on May 1 and November 1, taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At our option, loans under our bank credit facility will bear interest at a rate based on the adjusted Libor Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of September 30, 2011.
Note 5 — Comprehensive Income
     The following table illustrates the components of comprehensive income for the three and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Net income	$51.8	$19.4	$148.8	$72.7
Other comprehensive income (loss), net of tax effect:
Adjustment for fair value accounting of derivatives	76.0	(6.5)	79.6	21.6

Comprehensive income	$127.8	$12.9	$228.4	$94.3

Note 6 — Asset Retirement Obligations
     The change in our asset retirement obligations during the nine months ended September 30, 2011 is set forth below:

Nine Months
Ended
September 30, 2011
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$373.9
Liabilities settled	(51.5)
Divestment of properties	(0.8)
Accretion expense	23.1

Asset retirement obligations as of the end of the period, including current portion	$344.7

     In October 2010, we received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) indicating that certain identified wells and facilities operated by us would need to be retired on a timing schedule which was accelerated from the timing estimated in calculating liabilities for asset retirement obligations at December 31, 2009. In February 2011, we submitted an abandonment plan addressing the identified wells and facilities. The successor to the BOEMRE in this matter, the Bureau of Safety and Environmental Enforcement (“BSEE”), indicated it will issue a final order following its review of the plan. During 2010, we increased our asset retirement obligations in the amount of $54.4 million for the estimated impact of the accelerated timing of the retirement of these assets and other factors. The final order, expected to be issued by the BSEE, will ultimately determine the impact on our asset retirement obligations and could result in additional upward or downward revisions.
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

     As of September 30, 2011 and December 31, 2010, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for our credit risk and the credit risk of our counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy. For a more detailed description of our derivative instruments, see Note 3 — Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in money market funds, which are included within the Level 1 fair value hierarchy.
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011:

	Fair Value Measurements at September 30, 2011
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Money market funds	$5.3	$5.3	$—	$—
Hedging contracts	106.9	—	106.9	—

Total	$112.2	$5.3	$106.9	$—

	Fair Value Measurements at September 30, 2011
		Quoted Prices
		in Active Markets
		for Identical	Significant Other	Significant
		Liabilities	Observable Inputs	Unobservable Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Hedging contracts	($1.0)	$—	($1.0)	$—

Total	($1.0)	$—	($1.0)	$—

     The following tables present our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Money market funds	$7.3	$7.3	$—	$—
Hedging contracts	13.0	—	13.0	—

Total	$20.3	$7.3	$13.0	$—

	Fair Value Measurements at December 31, 2010
		Quoted Prices
		in Active Markets
		for Identical	Significant Other	Significant
		Liabilities	Observable Inputs	Unobservable Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Hedging contracts	($35.7)	$—	($35.7)	$—

Total	($35.7)	$—	($35.7)	$—

     The fair value of cash and cash equivalents approximated book value at September 30, 2011 and December 31, 2010. As of September 30, 2011 and December 31, 2010, the fair value of our $375 million 8 5/8% Senior Notes due 2017 was approximately $363.8 million and $380.6 million, respectively. As of September 30, 2011 and December 31, 2010, the fair value of our $200 million 6 3/4% Senior Subordinated Notes due 2014 was approximately $196.0 million and $197.0 million, respectively. The fair value of our outstanding notes was determined based upon quotes obtained from brokers.
Note 8 — Commitments and Contingencies
     We are named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.
     Franchise Tax Action. We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due. In addition, we have received preliminary assessments from the LDR for additional franchise taxes resulting from audits of Stone and our subsidiaries. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. Total asserted claims plus estimated accrued interest amount to approximately $29.7 million. The franchise tax year 2010 for Stone remains subject to examination, which potentially exposes us to additional estimated assessments of $0.8 million including accrued interest.
     Lafourche Parish, Louisiana, Landowner Action. In December 2008, Stephen E. Coignet, et al., filed civil action No. 110741 in the 17th Judicial District Court, Lafourche Parish, Louisiana, against Stone. Plaintiffs have since filed three supplemental petitions, including a third supplemental and restated petition on October 25, 2010. Plaintiffs are landowners of approximately sixty acres that are subject to mineral leases in favor of Stone. Plaintiffs alleged that Stone conducted its mineral operations imprudently resulting in damages to plaintiffs. The Company disagreed with plaintiffs’ contentions. In October 2011, the parties agreed to a settlement of all claims asserted in this action, and we anticipate that the settlement will be effected not later than January 2012. The settlement was accrued in the current period financial statements, which did not have a material impact on our financial position or results of operations.
Note 9 — Subsequent Event
     On October 28, 2011 we entered into a definitive agreement to sell our interest in one of our offshore Gulf of Mexico fields to an unrelated third party for approximately $80 million. The sale will be accounted for as an adjustment to our net full cost pool with no gain or loss recognized since the adjustment is not expected to significantly alter the relationship between capitalized costs and proved reserves.

Note 10 — Guarantor Financial Statements
     Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 6 3/4% Senior Subordinated Notes due 2014 and our 8 5/8% Senior Notes due 2017. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents condensed consolidating financial information as of September 30, 2011 and December 31, 2010 and for the three and nine-month periods ended September 30, 2011 and 2010 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, and consolidated basis. Elimination entries presented are necessary to combine the entities.
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2011
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$64,426	$915	$113	$—	$65,454
Accounts receivable	78,421	69,702	1,226	(35,802)	113,547
Fair value of hedging contracts	—	56,767	—	—	56,767
Current income tax receivable	19,796	2,353	—	—	22,149
Deferred taxes *	4,684	29	—	—	4,713
Inventory	4,519	283	—	—	4,802
Other current assets	933	—	—	—	933

Total current assets	172,779	130,049	1,339	(35,802)	268,365
Oil and gas properties, full cost method:
Proved, net	239,458	849,496	3,211	—	1,092,165
Unevaluated	305,945	205,629	—	—	511,574
Other property and equipment, net	11,191	—	—	—	11,191
Fair value of hedging contracts	—	50,171	—	—	50,171
Other assets, net	23,795	—	—	—	23,795
Investment in subsidiary	668,677	2,347	—	(671,024)	—

Total assets	$1,421,845	$1,237,692	$4,550	($706,826)	$1,957,261

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$75,576	$50,885	$—	($35,802)	$90,659
Undistributed oil and gas proceeds	15,609	1,315	—	—	16,924
Accrued interest	9,358	—	—	—	9,358
Fair value of hedging contracts	—	951	—	—	951
Asset retirement obligations	—	55,068	—	—	55,068
Other current liabilities	15,786	1,710	—	—	17,496

Total current liabilities	116,329	109,929	—	(35,802)	190,456
Long-term debt	575,000	—	—	—	575,000
Deferred taxes *	54,226	165,167	—	—	219,393
Asset retirement obligations	194	284,721	4,689	—	289,604
Other long-term liabilities	12,322	6,712	—	—	19,034

Total liabilities	758,071	566,529	4,689	(35,802)	1,293,487

Commitments and contingencies

Stockholders’ equity:
Common stock	481	—	—	—	481
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,336,460	1,673,597	1,639	(1,675,236)	1,336,460
Accumulated earnings (deficit)	(737,748)	(1,067,875)	(1,778)	1,069,653	(737,748)
Accumulated other comprehensive income (loss).	65,441	65,441	—	(65,441)	65,441

Total stockholders’ equity	663,774	671,163	(139)	(671,024)	663,774

Total liabilities and stockholders’ equity	$1,421,845	$1,237,692	$4,550	($706,826)	$1,957,261

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2011
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$1,248	$156,188	$—	$—	$157,436
Gas production	6,772	43,472	—	—	50,244
Other operational income	1,050	94	101	—	1,245
Derivative income, net	—	4,082	—	—	4,082

Total operating revenue	9,070	203,836	101	—	213,007

Operating expenses:
Lease operating expenses	1,716	45,858	193	—	47,767
Other operational expense	622	32	—	—	654
Production taxes	422	2,070	—	—	2,492
Depreciation, depletion, amortization	5,615	58,630	217	—	64,462
Accretion expense	3	7,605	92	—	7,700
Salaries, general and administrative	7,193	(43)	1	—	7,151
Incentive compensation expense	2,087	—	—	—	2,087

Total operating expenses	17,658	114,152	503	—	132,313

Income (loss) from operations	(8,588)	89,684	(402)	—	80,694

Other (income) expenses:
Interest expense	1,305	74	—	—	1,379
Interest income	(23)	—	—	—	(23)
Other (income) expense, net	302	(366)	—	—	(64)
(Income) loss from investment in subsidiaries	(60,498)	401	—	60,097	—

Total other (income) expenses	(58,914)	109	—	60,097	1,292

Income (loss) before taxes	50,326	89,575	(402)	(60,097)	79,402

Provision (benefit) for income taxes:
Current	(12,681)	—	—	—	(12,681)
Deferred	11,186	29,076	—	—	40,262

Total income taxes	(1,495)	29,076	—	—	27,581

Net income (loss)	$51,821	$60,499	($402)	($60,097)	$51,821

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$16,653	$81,035	$—	$—	$97,688
Gas production	14,742	40,780	—	—	55,522
Other operational income	1,509	—	293	—	1,802
Derivative income, net	405	—	—	—	405

Total operating revenue	33,309	121,815	293	—	155,417

Operating expenses:
Lease operating expenses	19,865	17,017	—	—	36,882
Other operational expense	698	2,305	—	—	3,003
Production taxes	1,172	345	—	—	1,517
Depreciation, depletion, amortization	10,824	49,418	240	—	60,482
Accretion expense	3,624	4,725	111	—	8,460
Salaries, general and administrative	9,742	8	1	—	9,751
Incentive compensation expense	767	—	—	—	767

Total operating expenses	46,692	73,818	352	—	120,862

Income (loss) from operations	(13,383)	47,997	(59)	—	34,555

Other (income) expenses:
Interest expense	2,654	13	—	—	2,667
Interest income	(49)	(2)	—	—	(51)
Other (income) expense, net	73	(16)	—	—	57
(Income) loss from investment in subsidiaries	(29,671)	59	—	29,612	—

Total other (income) expenses	(26,993)	54	—	29,612	2,673

Income (loss) before taxes	13,610	47,943	(59)	(29,612)	31,882

Provision (benefit) for income taxes:
Current	10,182	—	—	—	10,182
Deferred	(15,954)	18,272	—	—	2,318

Total income taxes	(5,772)	18,272	—	—	12,500

Net income (loss)	$19,382	$29,671	($59)	($29,612)	$19,382

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$2,766	$482,022	$—	$—	$484,788
Gas production	12,355	140,260	—	—	152,615
Other operational income	2,359	179	456	—	2,994
Derivative income, net	—	3,300	—	—	3,300

Total operating revenue	17,480	625,761	456	—	643,697

Operating expenses:
Lease operating expenses	2,462	130,652	193	—	133,307
Other operational expense	715	734	3	—	1,452
Production taxes	814	6,014	—	—	6,828
Depreciation, depletion, amortization	11,533	192,566	678	—	204,777
Accretion expense	11	22,849	274	—	23,134
Salaries, general and administrative	29,486	7	1	—	29,494
Incentive compensation expense	7,104	—	—	—	7,104

Total operating expenses	52,125	352,822	1,149	—	406,096

Income (loss) from operations	(34,645)	272,939	(693)	—	237,601

Other (income) expenses:
Interest expense	6,315	155	—	—	6,470
Interest income	(164)	(6)	—	—	(170)
Other (income) expense, net	481	(1,479)	—	—	(998)
Loss on early extinguishment of debt	607	—	—	—	607
(Income) loss from investment in subsidiaries	(177,442)	692	—	176,750	—

Total other (income) expenses	(170,203)	(638)	—	176,750	5,909

Income (loss) before taxes	135,558	273,577	(693)	(176,750)	231,692

Provision (benefit) for income taxes:
Current	(12,690)	(2,353)	—	—	(15,043)
Deferred	(561)	98,487	—	—	97,926

Total income taxes	(13,251)	96,134	—	—	82,883

Net income (loss)	$148,809	$177,443	($693)	($176,750)	$148,809

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$41,262	$260,150	$—	$—	$301,412
Gas production	44,166	135,405	—	—	179,571
Other operational income	3,696	(30)	823	—	4,489
Derivative income, net	3,818	—	—	—	3,818

Total operating revenue	92,942	395,525	823	—	489,290

Operating expenses:
Lease operating expenses	37,061	75,368	—	—	112,429
Other operational expense	1,973	3,477	—	—	5,450
Production taxes	3,481	1,280	—	—	4,761
Depreciation, depletion, amortization	31,650	152,467	783	—	184,900
Accretion expense	10,878	14,174	332	—	25,384
Salaries, general and administrative	30,184	14	1	—	30,199
Incentive compensation expense	2,113	—	—	—	2,113

Total operating expenses	117,340	246,780	1,116	—	365,236

Income (loss) from operations	(24,398)	148,745	(293)	—	124,054

Other (income) expenses:
Interest expense	9,283	(10)	—	—	9,273
Interest income	(1,106)	(4)	—	—	(1,110)
Other (income) expense, net	442	(688)	16	—	(230)
Loss on early extinguishment of debt	1,820	—	—	—	1,820
(Income) loss from investment in subsidiaries	(95,536)	309	—	95,227	—

Total other (income) expenses	(85,097)	(393)	16	95,227	9,753

Income (loss) before taxes	60,699	149,138	(309)	(95,227)	114,301

Provision (benefit) for income taxes:
Current	5,006	(88)	—	—	4,918
Deferred	(16,979)	53,690	—	—	36,711

Total income taxes	(11,973)	53,602	—	—	41,629

Net income (loss)	$72,672	$95,536	($309)	($95,227)	$72,672

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$148,809	$177,443	($693)	($176,750)	$148,809
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,533	192,566	678	—	204,777
Accretion expense	11	22,849	274	—	23,134
Deferred income tax provision (benefit)	(561)	98,487	—	—	97,926
Settlement of asset retirement obligations	—	(52,543)	—	—	(52,543)
Non-cash stock compensation expense	4,492	—	—	—	4,492
Excess tax benefits	(1,490)	—	—	—	(1,490)
Non-cash derivative income	—	(4,337)	—	—	(4,337)
Loss on early extinguishment of debt	607	—	—	—	607
Non-cash (income) loss from investment in subsidiaries	(175,962)	(788)	—	176,750	—
Other non-cash expense	50	—	—	—	50
Change in current income taxes	(19,357)	(2,353)	—	—	(21,710)
Change in intercompany receivables/payables	233,904	(233,577)	(327)	—	—
(Increase) decrease in accounts receivable	(16,878)	(242)	3	—	(17,117)
(Increase) decrease in other current assets	(200)	15	—	—	(185)
Decrease in inventory	1,592	14	—	—	1,606
Increase (decrease) in accounts payable	2,709	(30)	—	—	2,679
Increase in other current liabilities	1,124	2,480	—	—	3,604
Other	(1,889)	—	—	—	(1,889)

Net cash provided by (used in) operating activities	188,494	199,984	(65)	—	388,413

Cash flows from investing activities:
Investment in oil and gas properties	(227,862)	(202,845)	(4)	—	(430,711)
Proceeds from sale of oil and gas properties, net of expenses	5,575	2,117	—	—	7,692
Investment in fixed and other assets	(1,788)	—	—	—	(1,788)

Net cash used in investing activities	(224,075)	(200,728)	(4)	—	(424,807)

Cash flows from financing activities:
Deferred financing costs	(4,017)	—	—	—	(4,017)
Excess tax benefits	1,490	—	—	—	1,490
Net payments for share based compensation	(2,581)	—	—	—	(2,581)

Net cash used in financing activities	(5,108)	—	—	—	(5,108)

Net decrease in cash and cash equivalents	(40,689)	(744)	(69)	—	(41,502)
Cash and cash equivalents, beginning of period	105,115	1,659	182	—	106,956

Cash and cash equivalents, end of period	$64,426	$915	$113	$—	$65,454

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010
(In thousands of dollars)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$72,672	$95,536	($309)	($95,227)	$72,672
Adjustments to reconcile net income (loss) to net cash provided by operating activities:				—
Depreciation, depletion and amortization	31,650	152,467	783	—	184,900
Accretion expense	10,878	14,174	332	—	25,384
Deferred income tax provision (benefit)	(16,979)	53,690	—	—	36,711
Settlement of asset retirement obligations	(5,012)	(23,640)	—	—	(28,652)
Non-cash stock compensation expense	4,023	—	—	—	4,023
Excess tax benefits	(297)	—	—	—	(297)
Non-cash derivative income	(1,459)	—	—	—	(1,459)
Loss on early extinguishment of debt	1,820	—	—	—	1,820
Non-cash (income) loss from investment in subsidiaries	(95,536)	309	—	95,227	—
Other non-cash expenses	741	—	—	—	741
Change in current income taxes	(5,926)	(88)	—	—	(6,014)
(Increase) decrease in accounts receivable	231,945	(191,343)	(1,033)	—	39,569
(Increase) decrease in other current assets	(361)	56	—	—	(305)
Decrease in inventory	1,503	275	—	—	1,778
Increase (decrease) in accounts payable	(959)	(306)	—	—	(1,265)
Decrease in other current liabilities	(21,171)	(230)	—	—	(21,401)
Other	561	700	—	—	1,261

Net cash provided by (used in) operating activities	208,093	101,600	(227)	—	309,466

Cash flows from investing activities:
Investment in oil and gas properties	(157,192)	(104,687)	(91)	—	(261,970)
Proceeds from sale of oil and gas properties, net of expenses	30,955	680	—	—	31,635
Investment in fixed and other assets	(1,722)	—	—	—	(1,722)

Net cash used in investing activities	(127,959)	(104,007)	(91)	—	(232,057)

Cash flows from financing activities:
Repayment of bank borrowings	(125,000)	—	—	—	(125,000)
Redemption of senior subordinated notes	(200,503)	—	—	—	(200,503)
Proceeds from issuance of senior notes	275,000	—	—	—	275,000
Deferred financing costs	(9,766)	—	—	—	(9,766)
Excess tax benefits	297	—	—	—	297
Net payments for share based compensation	(1,360)	—	—	—	(1,360)

Net cash used in financing activities	(61,332)	—	—	—	(61,332)

Net increase (decrease) in cash and cash equivalents	18,802	(2,407)	(318)	—	16,077
Cash and cash equivalents, beginning of period	64,830	3,963	500	—	69,293

Cash and cash equivalents, end of period	$83,632	$1,556	$182	$—	$85,370

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
STONE ENERGY CORPORATION:
We have reviewed the condensed consolidated balance sheet of Stone Energy Corporation as of September 30, 2011, and the related condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
November 7, 2011

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
Overview
          We are an independent oil and gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties located primarily in the Gulf of Mexico (“GOM”). We have been operating in the Gulf Coast Basin since our incorporation in 1993 and have established a technical and operational expertise in this area. More recently, we have made strategic investments in the deep water and deep shelf GOM and in the Gulf Coast onshore, which we have targeted as important exploration areas. We are also active in the Appalachian region, where we have established a significant acreage position and have development operations in the Marcellus Shale. We have also targeted several exploratory oil projects in the Rocky Mountain region. Throughout this document, reference to our “Gulf Coast Basin” properties includes our Gulf Coast onshore, shelf, deep shelf and deep water properties.
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
Known Trends and Uncertainties
          Deepwater Horizon Explosion and Oil Spill - The April 2010 explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the GOM. Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties, a substantial portion of which is in the deep water of the GOM. As of September 30, 2011, we have substantial investments in unevaluated oil and gas properties that relate to offshore leases, the majority of which are in the deep water GOM. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of September 30, 2011, the computation of our ceiling test indicated a cushion of approximately $549.6 million.

          Asset Retirement Obligations — In October 2010, we received notification from BOEMRE indicating that certain identified wells and facilities operated by us would need to be retired on a timing schedule which was accelerated from the timing estimated in calculating liabilities for asset retirement obligations at December 31, 2009. In February 2011, we submitted an abandonment plan addressing the identified wells and facilities. The successor to BOEMRE in this matter, the BSEE, indicated it will issue a final order following its review of the plan. During 2010, we increased our asset retirement obligations in the amount of $54.4 million for the estimated impact of the accelerated timing of the retirement of these assets and other factors. The final order, expected to be issued by the BSEE, will ultimately determine the impact on our asset retirement obligations and could result in additional upward or downward revisions.
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
Liquidity and Capital Resources
          At November 2, 2011, we had $338.9 million of availability under our bank credit facility and cash on hand of approximately $69.4 million. In May 2011, our capital expenditure budget for 2011 was increased from $425 million up to $500 million due to a projected increase in production, oil prices and estimated cash flow, combined with an attractive inventory of capital projects. Our capital expenditure budget excludes material acquisitions and capitalized salaries, general and administrative expenses and interest. We intend to finance our capital expenditure budget primarily with cash flow from operations and borrowings under our bank credit facility if necessary. If we do not have sufficient cash flow from operations or availability under our bank credit facility, we may be forced to reduce our capital expenditures. To the extent that 2011 cash flow from operations exceeds our estimated 2011 capital expenditures, we may expand our capital budget or invest in money markets.
          Although we do not budget material acquisitions, we are continually evaluating opportunities that fit our specific acquisition profile. To the extent any possible transaction would exceed our current sources of capital, we would consider accessing the public markets or monetizing other assets as a source of financing. On October 28, 2011, we entered into a definitive agreement to sell our interest in one of our offshore Gulf of Mexico fields to an unrelated third party for approximately $80 million. We expect to close on this transaction in the fourth quarter of 2011. We intend to utilize the provisions of Internal Revenue Code section 1031 to minimize the potential current tax impacts of this transaction. This will entail acquiring like-kind replacement property within 180 days of the closing on the sold property.
          There is a significant amount of uncertainty regarding our industry resulting from the explosion and sinking of the Deepwater Horizon oil rig in the Gulf of Mexico and resulting oil spill. Several bills were introduced before Congress in the months following the Deepwater Horizon incident which would, if adopted as originally proposed, have required us to demonstrate our capabilities for greater financial responsibility in the event of spills. In addition, we are subject to an annual evaluation by the Bureau of Ocean Energy Management, a successor to BOEMRE, for a continuation of our current exemption from supplemental bonding on plugging and abandoning obligations. It is possible that future legislation or agency action could have an adverse impact on our liquidity in the event we are required to post additional bonds or letters of credit.
          Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $388.4 million during the nine months ended September 30, 2011 compared to $309.5 million in the comparable period in 2010. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2011 capital expenditures with cash flow provided by operating activities and borrowings under our bank credit facility.
          Net cash flow used in investing activities totaled $424.8 million and $232.1 million during the nine months ended September 30, 2011 and 2010, respectively, which primarily represents our investment in oil and natural gas properties, offset by proceeds from the sale of oil and natural gas properties.
          Net cash flow used in financing activities totaled $5.1 million for the nine months ended September 30, 2011, which primarily represents $4.0 million of deferred financing costs associated with our new bank credit facility and $2.6 million of net payments for share based compensation, slightly offset by $1.5 million of excess tax benefits related to share based compensation. Net cash flow used in financing activities totaled $61.3 million for the nine months ended September 30, 2010, which primarily represents repayments of borrowings under our bank credit facility of $125.0 million, the redemption of our 8 1/4% Senior

Subordinated Notes due 2011 of $200.5 million, net of proceeds from the public offering of our 8 5/8% Senior Notes due 2017 of approximately $275 million less $9.8 million of deferred financing costs.
          We had working capital at September 30, 2011 of $77.9 million.
          Capital Expenditures. During the three months ended September 30, 2011, additions to oil and gas property costs of $158.2 million included $12.2 million of lease and property acquisition costs, $5.0 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $11.5 million of capitalized interest. During the nine months ended September 30, 2011, additions to oil and gas property costs of $410.1 million included $46.9 million of lease and property acquisition costs, $17.1 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $32.0 million of capitalized interest. These investments were financed by cash flow from operations.
          Bank Credit Facility. On September 30, 2011, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $61.1 million had been issued pursuant to the facility. On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700 million through a syndicated bank group, replacing our previous $700 million facility. The new credit facility matures on September 15, 2014. However, if the notes issued under our 2004 indenture are retired on or before April 15, 2014, the new credit facility then matures on April 26, 2015. Our initial borrowing base under the new credit facility was set at $400 million. On October 31, 2011, the bank group reaffirmed the existing borrowing base at $400 million. As of November 2, 2011, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $61.1 million had been issued pursuant to the facility, leaving $338.9 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).
          The borrowing base under our bank credit facility is redetermined by the lenders semi-annually, on May 1 and November 1, taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At our option, loans under the credit facility will bear interest at a rate based on the adjusted Libor Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of September 30, 2011.
          Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through September 30, 2011, 300,000 shares had been repurchased under this program at a total cost of approximately $7.1 million, or an average price of $23.57 per share. No shares were repurchased during the nine months ended September 30, 2011.

Results of Operations
          The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended
	September 30,
	2011	2010	Variance	% Change
Production:
Oil (MBbls)	1,521	1,347	174	13%
Natural gas (MMcf)	9,713	10,130	(417)	(4%)
Oil and natural gas (MMcfe)	18,839	18,212	627	3%
Revenue data (in thousands) (a):
Oil revenue	$157,436	$97,688	$59,748	61%
Natural gas revenue	50,244	55,522	(5,278)	(10%)

Total oil and natural gas revenue	$207,680	$153,210	$54,470	36%
Average prices (a):
Oil (per Bbl)	$103.51	$72.52	$30.99	43%
Natural gas (per Mcf)	5.17	5.48	(0.31)	(6%)
Oil and natural gas (per Mcfe)	11.02	8.41	2.61	31%
Expenses (per Mcfe):
Lease operating expenses	$2.54	$2.03	$0.51	25%
Salaries, general and administrative expenses (b)	0.38	0.54	(0.16)	(30%)
DD&A expense on oil and gas properties	3.38	3.24	0.14	4%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.

	Nine Months Ended
	September 30,
	2011	2010	Variance	% Change
Production:
Oil (MBbls)	4,804	4,199	605	14%
Natural gas (MMcf)	29,907	31,874	(1,967)	(6%)
Oil and natural gas (MMcfe)	58,731	57,068	1,663	3%
Revenue data (in thousands) (a):
Oil revenue	$484,788	$301,412	$183,376	61%
Natural gas revenue	152,615	179,571	(26,956)	(15%)

Total oil and natural gas revenue	$637,403	$480,983	$156,420	33%
Average prices (a):
Oil (per Bbl)	$100.91	$71.78	$29.13	41%
Natural gas (per Mcf)	5.10	5.63	(0.53)	(9%)
Oil and natural gas (per Mcfe)	10.85	8.43	2.42	29%
Expenses (per Mcfe):
Lease operating expenses	$2.27	$1.97	$0.30	15%
Salaries, general and administrative expenses (b)	0.50	0.53	(0.03)	(6%)
DD&A expense on oil and gas properties	3.44	3.16	0.28	9%

(a)	Includes the cash settlement of effective hedging contracts.

(b)	Exclusive of incentive compensation expense.
          During the three months ended September 30, 2011, we reported net income totaling $51.8 million, or $1.06 per share, compared to net income for the three months ended September 30, 2010 of $19.4 million, or $0.40 per share. During the nine months ended September 30, 2011, we reported net income totaling $148.8 million, or $3.04 per share, compared to net income for the nine months ended September 30, 2010 of $72.7 million, or $1.50 per share. All per share amounts are on a diluted basis.
          The variance in the three and nine-month periods’ results was due to the following components:
          Production. During the three months ended September 30, 2011, total production volumes increased to 18.8 Bcfe compared to 18.2 Bcfe produced during the comparable 2010 period. Oil production during the three months ended September 30, 2011 totaled approximately 1,521,000 barrels compared to 1,347,000 barrels produced during the three months ended September 30, 2010, while natural gas production totaled 9.7 Bcf during the three months ended September 30, 2011 compared to

10.1 Bcf produced during the comparable period of 2010. Production for the three months ended September 30, 2011 was impacted by GOM shut-ins from Tropical Storm Lee, Appalachia shut-ins from Hurricane Irene and third party pipeline downtime in the GOM. During the nine months ended September 30, 2011, total production volumes increased to 58.7 Bcfe compared to 57.1 Bcfe produced during the comparable 2010 period. Oil production during the nine months ended September 30, 2011 totaled approximately 4,804,000 barrels compared to 4,199,000 barrels produced during the nine months ended September 30, 2010, while natural gas production totaled 29.9 Bcf during the nine months ended September 30, 2011 compared to 31.9 Bcf produced during the comparable period of 2010. The increase in oil production volumes was primarily due to increases in production at our Mississippi Canyon Block 109 and Ship Shoal Block 113 fields where we have development programs ongoing. The decrease in gas production volumes was primarily due to natural production declines.
          Prices. Prices realized during the three months ended September 30, 2011 averaged $103.51 per Bbl of oil and $5.17 per Mcf of natural gas, or 31% higher, on an Mcfe basis, than average realized prices of $72.52 per Bbl of oil and $5.48 per Mcf of natural gas during the comparable 2010 period. Prices realized during the nine months ended September 30, 2011 averaged $100.91 per Bbl of oil and $5.10 per Mcf of natural gas, or 29% higher, on an Mcfe basis, than average realized prices of $71.78 per Bbl of oil and $5.63 per Mcf of natural gas during the comparable 2010 period. All unit pricing amounts include the cash settlement of effective hedging contracts.
          We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $0.47 per Mcf and decreased our average realized oil price by $2.16 per Bbl during the three months ended September 30, 2011. During the three months ended September 30, 2010, our effective hedging transactions increased our average realized natural gas price by $0.96 per Mcf and decreased our average realized oil price by $2.79 per Bbl. During the nine months ended September 30, 2011, effective hedging transactions increased our average realized natural gas price by $0.43 per Mcf and decreased our average realized oil price by $5.43 per Bbl. During the nine months ended September 30, 2010, effective hedging transactions increased our average realized natural gas price by $0.81 per Mcf and decreased our average realized oil price by $4.26 per Bbl.
          Revenue. Oil and natural gas revenue was $207.7 million during the three months ended September 30, 2011, compared to $153.2 million during the comparable period of 2010. The increase is attributable to a 43% increase in average realized oil prices along with a 13% increase in oil production volumes, partially offset by a decline in average realized gas prices and gas production volumes. Oil and natural gas revenue for the nine months ended September 30, 2011 totaled $637.4 million compared to $481.0 million during the comparable period of 2010. The increase is attributable to a 41% increase in average realized oil prices along with a 14% increase in oil production volumes, partially offset by a decline in average realized gas prices and gas production volumes.
          Derivative Income/Expense. During the nine months ended September 30, 2011 and 2010, certain of our derivative contracts were determined to be partially ineffective because of differences in the relationship between the fixed price in the derivative contract and actual prices realized. Net derivative income for the three months ended September 30, 2011, totaled $4.1 million, consisting of $0.1 million of cash settlements on the ineffective portion of derivative contracts, less $4.2 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative income for the three months ended September 30, 2010, totaled $0.4 million, consisting of $0.8 million of cash settlements on the ineffective derivative contracts, less $0.4 million of changes in the fair market value of the ineffective portion of derivative contracts.
          Net derivative income for the nine months ended September 30, 2011, totaled $3.3 million, consisting of $1.0 million of cash settlements on the ineffective portion of derivative contracts, less $4.3 million of changes in the fair market value of the ineffective portion of derivative contracts. Net derivative income for the nine months ended September 30, 2010, totaled $3.8 million, consisting of $2.4 million of cash settlements on the ineffective derivative contracts, plus $1.4 million of changes in the fair market value of the ineffective portion of derivative contracts.
          Expenses. Lease operating expenses during the three months ended September 30, 2011 and 2010 totaled $47.8 million and $36.9 million, respectively. For the nine months ended September 30, 2011 and 2010, lease operating expenses totaled $133.3 million and $112.4 million, respectively. On a unit of production basis, lease operating expenses were $2.27 per Mcfe and $1.97 per Mcfe for the nine months ended September 30, 2011 and 2010, respectively. The increase in lease operating expenses in 2011 was primarily attributable to increased platform and well maintenance.
          The other operational expense charge of $0.7 million for the three months ended September 30, 2011 was primarily related to a $0.3 million loss on the sale of non-dedicated tubular inventory and approximately $0.2 million of miscellaneous inventory charges. The other operational expense charge of $3.0 million for the three months ended September 30, 2010 included a $0.8 million loss on the sale of non-dedicated tubular inventory and $2.2 million of charges related to a delay in the drilling of the second well in our Amberjack drilling program as a result of the deep water drilling moratorium.
          For the nine months ended September 30, 2011, other operational expenses of $1.5 million included $0.7 million for the settlement of litigation associated with an expensed operation in the first quarter of 2011, a $0.3 million loss on the sale of non- dedicated tubular inventory and $0.4 million of miscellaneous inventory charges. For the nine months ended September 30, 2010, other operational expenses of $5.5 million included a $2.2 million loss on the sale of non-dedicated tubular inventory and a total of $3.3 million of charges related to a delay in the drilling of the second well in our Amberjack drilling program as a result of the deep water drilling moratorium.
          Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the three months ended September 30, 2011 totaled $63.8 million, or $3.38 per Mcfe, compared to $59.0 million, or $3.24 per Mcfe, during the comparable period of 2010. For the nine months ended September 30, 2011 and 2010, DD&A expense totaled $201.9 million, or $3.44 per Mcfe, and $180.4 million, or $3.16 per Mcfe, respectively. The increase in DD&A in 2011 on a unit basis was primarily attributable to the unit cost of current year net reserve additions (including future development costs) exceeding the per unit amortizable base as of the beginning of the year.
          Accretion expense for the three months ended September 30, 2011 was $7.7 million compared to $8.5 million for the comparable period of 2010. For the nine months ended September 30, 2011 and 2010, accretion expense totaled $23.1 million and $25.4 million, respectively. The decrease is primarily due to a change in the timing on certain of our asset retirement obligations.
          Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the three months ended September 30, 2011 were $7.2 million compared to $9.8 million for the three months ended September 30, 2010. The decrease is primarily the result of the settlement of litigation and a resulting significant reimbursement of legal fees incurred in prior periods. For the nine months ended September 30, 2011 and 2010, SG&A (exclusive of incentive compensation) totaled $29.5 million and $30.2 million, respectively.
          For the three months ended September 30, 2011 and 2010, incentive compensation expense totaled $2.1 million and $0.8 million, respectively. For the nine months ended September 30, 2011 and 2010, incentive compensation expense totaled $7.1 million and $2.1 million, respectively. These amounts relate to the accrual of estimated incentive compensation bonuses calculated based on the projected achievement of certain strategic objectives for each fiscal year.
          Interest expense for the three months ended September 30, 2011 totaled $1.4 million, net of $11.5 million of capitalized interest, compared to interest expense of $2.7 million, net of $8.0 million of capitalized interest, during the comparable 2010 period. For the nine months ended September 30, 2011, interest expense totaled $6.5 million, net of $32.0 million of capitalized interest, compared to interest expense of $9.3 million, net of capitalized interest of $21.6 million for the comparable 2010 period. The decrease in interest expense is primarily the result of an increase in the amount of interest capitalized as a part of the cost oil and gas properties.
          Our effective tax rate was 34.7% and 35.8% for the three and nine months ended September 30, 2011, respectively, and 39.2% and 36.4% for the comparable 2010 periods. The decreased effective tax rate for the three and nine-month periods relates to the finalization of permanent deductions in the filing of prior period amended returns. Additionally, the effective tax rate for the quarter ended September 30, 2010 was impacted by the cumulative effect of higher effective state income tax rates resulting from increased onshore activities.
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
          Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 43% of our estimated 2011 production, 39% of our estimated 2012 production from estimated proved reserves, 27% of our estimated 2013 production from estimated proved reserves and 4% of our estimated 2014 production from estimated proved reserves. See Item 1. Financial Statements — Note 3 — Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
          Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
          We had total debt outstanding of $575 million at September 30, 2011, all of which bears interest at fixed rates. The $575 million of fixed-rate debt is comprised of $375 million of 8 5/8% Senior Notes due 2017 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. We had no outstanding borrowings under our variable-rate bank credit facility during the nine months ended September 30, 2011. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.
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
          Our principal executive officer and our principal financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer believe that as of the end of the quarterly period ended September 30, 2011:
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
Changes in Internal Controls Over Financial Reporting
          There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          Lafourche Parish, Louisiana, Landowner Action. In December 2008, Stephen E. Coignet, et al., filed civil action No. 110741 in the 17th Judicial District Court, Lafourche Parish, Louisiana, against Stone. Plaintiffs subsequently filed three supplemental petitions, including a third supplemental and restated petition on October 25, 2010. Plaintiffs are landowners of approximately sixty acres that are subject to mineral leases in favor of Stone. Plaintiffs alleged that Stone conducted its mineral operations imprudently resulting in damages to plaintiffs in excess of $60 million. Plaintiffs’ expert witness provided his report, dated December 28, 2010, stating his opinion that one well did not produce as much production as it should have, resulting in a loss to plaintiffs “in excess of $4 million,” that imprudent operations destroyed hydrocarbon bearing zones resulting in a loss to plaintiffs “in excess of $20 million,” and that imprudent operation of a water injection secondary recovery project resulted in damages to plaintiffs of “approximately $4,755,000.” There were also allegations of failure to protect from drainage from a well on adjoining land, trespass, and various other breaches of the mineral leases. The Company disagreed with plaintiffs’ contentions. In October 2011, the parties agreed to a settlement of all claims asserted in this action, and we anticipate that the settlement will be effected not later than January 2012. The settlement will not have a materially adverse effect on the Company.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the three months ended September 30, 2011:

					Maximum Number (or
				Total Number of	Approximate Dollar
				Shares (or Units)	Value) of Shares
				Purchased as Part	(or Units) that May
	Total Number of			of Publicly	Yet be Purchased
	Shares (or Units)		Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased		per Share (or Unit)	Programs	Programs
Share Repurchase Program:
July 2011	—		—	—
August 2011	—		—	—
September 2011	—		—	—

	—		—	—	$92,928,632

Other:
July 2011	4,807	(a)	$30.71	—
August 2011	—		—	—
September 2011	22,069	(a)	26.12	—

	26,876		$26.94	—	N/A

Total	26,876		$26.94	—

(a)	Amounts include shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004.)

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

†4.6	First Amendment to Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-12074)).

*15.1	Letter from Ernst & Young LLP dated November 7, 2011, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*	Filed or furnished herewith.

**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION
Date: November 7, 2011	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004.)

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

†4.6	First Amendment to Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-12074)).

*15.1	Letter from Ernst & Young LLP dated November 7, 2011, regarding unaudited interim financial information.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

Exhibit Number	Description
**101.LAB	XBRL Label Linkbase Document
**101.PRE	XBRL Presentation Linkbase Document

*	Filed or furnished herewith.

**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†	Identifies management contracts and compensatory plans or arrangements.