Form 10-K
period 2011-12-31
STONE ENERGY CORP
filed 2012-02-27
CIK 904080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☒  Yes    ☐   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes     ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.46 billion as of June 30, 2011 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape on that day).

As of February 21, 2012, the registrant had outstanding 48,880,229 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference: Portions of the Definitive Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 24, 2012 are incorporated by reference into Part III of this Form 10-K.

1

PART I

This section highlights information that is discussed in more detail in the remainder of the document. Throughout this document, we make statements that are classified as “forward-looking.” Please refer to the “Forward-Looking Statements” section of this document for an explanation of these types of statements. We use the terms “Stone”, “Stone Energy”, “company”, “we”, “us” and “our” to refer to Stone Energy Corporation and its consolidated subsidiaries. Certain terms relating to the oil and gas industry are defined in “Glossary of Certain Industry Terms”, which begins on page G-1 of this Form 10-K.

ITEM 1. BUSINESS

The Company

Stone Energy is an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties. We have been operating in the Gulf Coast Basin since our incorporation in 1993 and have established a technical and operational expertise in this area. More recently, we have expanded our reserve base outside of the conventional shelf of the Gulf of Mexico (“GOM”) and into the more prolific reserve basins of the GOM deep water and Gulf Coast deep gas as well as onshore oil and gas shale opportunities, including the Marcellus Shale in Appalachia. As of December 31, 2011, our estimated proved oil and natural gas reserves were approximately 602 Bcfe. We were incorporated in 1993 as a Delaware corporation. Our corporate headquarters are located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana. We have additional offices in New Orleans, Louisiana, Houston, Texas and Morgantown, West Virginia.

Strategy and Operational Overview

Our business strategy is to leverage cash flow generated from existing assets to maintain relatively stable GOM shelf production, profitably grow gas reserves and production in price-advantaged basins such as Appalachia and the Gulf Coast Basin, and profitably grow oil reserves and production in the deep water GOM and onshore oil areas.

Gulf of Mexico — Conventional Shelf (Including Onshore Louisiana)

Our conventional shelf strategy is to apply the latest geophysical interpretation tools to identify underdeveloped properties and the latest production techniques to increase production attributable to these properties. Prior to acquiring a property, we perform a thorough geological, geophysical and engineering analysis of the property to formulate a comprehensive development plan. We also employ our extensive technical database, which includes both 3-Dimensional and 4-Component seismic data. After we acquire a property, we seek to increase cash flow from existing reserves and establish additional proved reserves through the drilling of new wells, workovers and recompletions of existing wells and the application of other techniques designed to increase production. Our GOM conventional shelf properties accounted for approximately 50% of our estimated proved oil and natural gas reserves at December 31, 2011.

Gulf of Mexico — Deep Water

We believe that the deep water of the GOM is an important exploration area, even though it involves high risk, high costs and substantial lead time to develop infrastructure. We have made a significant investment in seismic data and leasehold interests and have assembled a technical team with prior geological, geophysical and engineering experience in the deep water arena to evaluate potential opportunities. Our recent acquisition of the Pompano deep water field added approximately 102 Bcfe of estimated proved oil and natural gas reserves at December 31, 2011. Our deep water properties accounted for approximately 19% of our estimated proved oil and natural gas reserves at December 31, 2011.

Gulf of Mexico — Deep Shelf Gas

The deep shelf presents higher risk with high potential opportunities usually with existing infrastructure, which shortens the lead time to production. Our current property base in the GOM also contains multiple deep shelf exploration opportunities, which are defined as prospects below 15,000 feet. Additionally, we have identified onshore deep gas opportunities in south Louisiana. Our deep shelf gas properties accounted for approximately 2% of our estimated proved oil and natural gas reserves at December 31, 2011.

Appalachia

During 2006, we began securing leasehold interests in the Appalachia regions of Pennsylvania and West Virginia. As of December 31, 2011, we had leasehold interests in approximately 83,000 net acres. During 2011, we drilled a total of 27 Marcellus Shale wells and fractured 16 wells. We expect to add leasehold interests and drill additional wells to further expand our interests in Appalachia. Our Appalachian properties accounted for approximately 28% of our estimated proved oil and natural gas reserves at December 31, 2011.

Unconventional Onshore Oil

We maintain working interests in several undeveloped plays in the Rocky Mountain region, which totaled approximately 105,000 net acres as of December 31, 2011. We have budgeted funds in 2012 for work in our fields in the Paradox basin of the Rocky Mountain region, continued non-operated development drilling in the Eagle Ford Shale formation and other new venture opportunities. Four wells were drilled in 2011 on our Eagle Ford Shale acreage with two wells fractured and producing. Estimated proved oil reserves from our unconventional onshore oil properties accounted for less than 1% of our estimated proved oil and natural gas reserves at December 31, 2011.

Oil and Gas Marketing

Our oil and natural gas production is sold at current market prices under short-term contracts. Shell Trading (US) Company and Conoco, Inc. accounted for approximately 46% and 28%, respectively, of our oil and natural gas revenue generated during the year ended December 31, 2011. No other purchaser accounted for 10% or more of our total oil and natural gas revenue during 2011. We do not believe that the loss of any of our major purchasers would result in a material adverse effect on our ability to market future oil and gas production. From time to time, we may enter into transactions that hedge the price of oil and natural gas. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk.”

Competition and Markets

Competition in the Gulf Coast Basin, the deep water and deep shelf GOM, the Gulf Coast onshore, the Appalachia region, the Rocky Mountain region and Eagle Ford Shale formation is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. We compete with major oil and gas companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of our competitors have financial resources and exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete. See “Item 1A. Risk Factors – Competition within our industry may adversely affect our operations.”

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

Certain operations that we conduct are on federal oil and gas leases, which are administered by the Bureau of Land Management (“BLM”) and the Bureau of Ocean Energy Management (“BOEM”), a successor agency to the Minerals Management Service. These leases contain relatively standardized terms and require compliance with detailed BLM and BOEM regulations and orders pursuant to various federal laws, including the Outer Continental Shelf Lands Act (“OCSLA”), which are subject to change by the applicable agency. Many onshore leases contain stipulations limiting activities that may be conducted on the lease. Some stipulations are unique to particular geographic areas and may limit the times during which activities on the lease may be conducted, the manner in which certain activities may be conducted or, in some cases, may ban any surface activity. For offshore operations, lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the U.S. Environmental Protection Agency, (the “EPA”)), lessees must obtain a permit from the BLM or the BOEM, as applicable, prior to the commencement of drilling, and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the Outer Continental Shelf (“OCS”) of the GOM, calculation of royalty payments and the valuation of production for this purpose, and removal of facilities. To cover the various obligations of lessees on the OCS, the BOEM generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met, unless the BOEM exempts the lessee from such obligations. The cost of such bonds or other surety can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. Under certain circumstances, the BLM or the Bureau of Safety and Environmental Enforcement (“BSEE”), a new federal agency created to enforce compliance with safety and environmental rules of the OCS, as applicable, may require our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations.

Natural Gas. In 2005, the U.S. Congress enacted the Energy Policy Act of 2005 (“EPAct 2005”). Among other matters, EPAct 2005 amends the Natural Gas Act (“NGA”) to make it unlawful for “any entity”, including otherwise non-jurisdictional producers such as Stone Energy, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the Federal Energy Regulatory Commission (“FERC”), in contravention of rules prescribed by the FERC. In 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA up to $1,000,000 per day per violation. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC’s enforcement authority. The Commodities Futures Trading Commission (“CFTC”) has similar authority with respect to energy futures commodity markets. Stone Energy does not anticipate it will be affected any differently by these requirements than other producers of natural gas.

In 2007, the FERC issued rules (“Order 704”) requiring that any market participant, including a producer such as Stone Energy, that engages in sales for resale or purchases for resale of natural gas that equal or exceed 2.2 million MMBtus during a calendar year to annually report such sales or purchases to the FERC, beginning on May 1, 2009. These rules are intended to increase the transparency of the wholesale natural gas markets and to assist the FERC in monitoring such markets and in detecting market manipulation. The monitoring and reporting required by these rules have increased our administrative costs. Stone Energy does not anticipate it will be affected any differently by these requirements than other producers of natural gas.

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

Environmental Regulation

As a lessee and operator of onshore and offshore oil and gas properties in the United States, we are subject to stringent federal, state and local laws and regulations relating to environmental protection, as well as controlling the manner in which various substances, including wastes generated in connection with oil and gas industry operations, are released into the environment. Compliance with these laws and regulations may require the acquisition of permits authorizing air emissions and wastewater discharge from operations and can affect the location or size of wells and facilities, limit or prohibit the extent to which exploration and development may be allowed, and require proper closure of wells and restoration of properties that are being abandoned. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, imposition of remedial obligations, incurrence of capital costs to comply with governmental standards, and even injunctions that limit or prohibit exploration and production operations or the disposal of substances generated in connection with oil and gas industry operation.

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

Hydraulic fracturing. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s (“SDWA”) Underground Injection Control Program. While the EPA has yet to take any action to enforce this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities with initial results scheduled to be released in late 2012 and a final report scheduled to be issued in 2014. In addition, a number of other federal agencies, including the U.S. Department of Energy, Department of the Interior, and White House Council on Environmental Quality, are studying various aspects of hydraulic fracturing. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Pennsylvania, Texas, Colorado, and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Air emissions. On July 28, 2011, the EPA proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, EPA’s proposed rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The EPA’s proposal would require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks, and other production equipment. In addition, the rules would establish new leak detection requirements for natural gas processing plants. The EPA is currently considering comments submitted on the proposed rules and has indicated that it expects to adopt final rules by April 3, 2012. If finalized, these rules could require a number of modifications to our operations including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

Employees

On February 21, 2012, we had 352 full time employees. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement. We utilize the services of independent contractors to perform various daily operational duties.

Available Information

We make available free of charge on our Internet web site (www.stoneenergy.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also make available on our Internet web site our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and Audit, Compensation and Nominating and Governance Committee Charters, which have been approved by our board of directors. We will make timely disclosure by a Current Report on Form 8-K and on our web site of any change to, or waiver from, the Code of Business Conduct and Ethics for our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is also available, free of charge by writing us at: Chief Financial Officer, Stone Energy Corporation, P.O. Box 52807, Lafayette, LA 70505. The annual CEO certification required by Section 303A.12 of the New York Stock Exchange Listed Company Manual was submitted on May 24, 2011.

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

In addition to the drilling restrictions, new safety measures and permitting requirements already issued by the BOEM, there have been numerous additional proposed changes in laws, regulations, guidance and policy in response to the Deepwater Horizon explosion and oil spill that could affect our operations and cause us to incur substantial losses or expenditures. Implementation of any one or more of the various proposed responses to the disaster could materially adversely affect operations in the Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory costs, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the Gulf of Mexico more difficult, more time consuming, and more costly. For example, OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to $150 million in certain situations. However, legislation has been proposed in the U.S. Congress to increase the minimum level of financial responsibility to $300 million or more. If we are unable to provide the level of financial assurance required by OPA, we may be forced to sell our properties or operations located on the OCS or enter into partnerships with other companies that can meet the increased financial responsibility requirement, and any such developments could have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating on the OCS will be increased.

New regulatory requirements and permitting procedures imposed by the Bureau of Ocean Energy Management could significantly delay our ability to obtain permits to drill new wells in offshore waters.

Subsequent to the BP Deepwater Horizon incident in the U.S. Gulf of Mexico, the BOEM issued a series of “Notice to Lessees” (“NTLs”) imposing new regulatory requirements and permitting procedures for new wells to be drilled in federal waters of the OCS. These new regulatory requirements include the following:

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

Since the adoption of these new regulatory requirements, BOEM has been taking much longer to review and approve permits for new wells. Due to the extremely slow pace of permit review and approval, various industry sources have determined that BOEM may take six months or longer to approve applications for drilling permits that were previously approved in less than 30 days. The new rules also increase the cost of preparing each permit application and will increase the cost of each new well, particularly for wells drilled in deeper waters on the OCS.

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

In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Gulf of Mexico reservoirs tend to be recovered quickly through production with associated steep declines, while declines in other regions after initial flush production tend to be relatively low. Approximately 50% of our estimated proved reserves at December 31, 2011 and 97% of our production during 2011 were associated with our Gulf Coast Basin conventional shelf properties. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration drilling activities. Our future natural gas and oil production is highly dependent upon our level of success in finding or acquiring additional reserves at a unit cost that is sustainable at prevailing commodity prices.

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

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth in this Form 10-K and the information incorporated by reference. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

You should not assume that any present value of future net cash flows from our producing reserves contained in this Form 10-K represents the market value of our estimated oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves at December 31, 2011 on average 12-month prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower. Further, actual future net revenues will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations or taxes. At December 31, 2011, approximately 40% of our estimated proved reserves (by volume) were undeveloped. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling operations. Our reserve estimates include the assumption that we will make significant capital expenditures to develop these undeveloped reserves and the actual costs, development schedule, and results associated with these properties may not be as estimated. In addition, the 10% discount factor that we use to calculate the net present value of future net revenues and cash flows may not necessarily be the most appropriate discount factor based on our cost of capital in effect from time to time and the risks associated with our business and the oil and gas industry in general.

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

We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the agreements governing our debt, it could lead to an event of default and the acceleration of our repayment of outstanding debt. Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions. Our borrowing base under our bank credit facility, which is redetermined semi-annually, is based on an amount established by the bank group after its evaluation of our proved oil and gas reserve values. Our borrowing base is scheduled to be redetermined by May 2012. Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to repay a portion of our bank debt.

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

Approximately 50% of our estimated proved reserves at December 31, 2011 and 97% of our production during 2011 were associated with our Gulf Coast Basin conventional shelf properties. Approximately 21% of our estimated proved reserves at December 31, 2011 were associated with our GOM deep water and deep shelf gas properties. Accordingly, if the level of production from these properties substantially declines, it could have a material adverse effect on our overall production level and our revenue. We are particularly vulnerable to significant risk from hurricanes and tropical storms in the Gulf of Mexico. In past years, we have experienced shut-ins and losses of production due to the effects of hurricanes in the Gulf of Mexico. We are unable to predict what impact future hurricanes and tropical storms might have on our future results of operations and production.

Our acreage must be drilled before lease expiration in order to hold the acreage by production. If natural gas prices remain depressed for an extended period of time, it might not be economical for us to drill sufficient wells in order to hold acreage, which could result in the expiry of a portion of our acreage, which could have an adverse effect on our business.

Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage may expire (see Item 2. Properties – Productive Well and Acreage Data).

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

We have made initial investments in acreage and wells in the Rocky Mountain region and other regions. These activities are more uncertain than drilling in areas that are developed and have established production. Our operations in these regions are still in the early stages. Because emerging plays and new formations have limited or no production history, we are less able to use past drilling results to help predict future results. The lack of historical information may result in not being able to fully execute our expected drilling programs in these areas or the return on investment in these areas may turn out not to be as attractive as anticipated. We cannot assure you that our future drilling activities in these emerging plays will be successful, or if successful will achieve the resource potential levels that we currently anticipate based on the drilling activities that have been completed or achieve the anticipated economic returns based on our current cost models.

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

The exploration, development and production of oil and gas properties involves a variety of operating risks including the risk of fire, explosions, blowouts, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, gas leaks, pipeline ruptures or discharges of toxic gases. We are also involved in drilling operations that utilize hydraulic fracturing, which may potentially present additional operational and environmental risks. Additionally, our offshore operations are subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions, including the effects of hurricanes.

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

We may not be insured against all of the operating risks to which our business is exposed.

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

Currently, we have general liability insurance coverage with an annual aggregate limit of up to $100 million applicable to our working interest. We also have an offshore property physical damage policy that contains a $80 million annual aggregate named windstorm limit. Our operational control of well coverage provides limits that vary by well location and depth and range from a combined single limit of $10 million to $150 million per occurrence. Exploratory deep water wells have a coverage limit of $600 million per occurrence. Additionally, we maintain $150 million in oil pollution liability coverage. Our control of well and oil pollution liability policy limits are scaled proportionately to our working interests, and all of our policies described above are subject to deductibles, sub-limits and/or self-insurance. Under our service agreements, including drilling contracts, generally we are indemnified for injuries and death of the service provider’s employees as well as contractors and subcontractors hired by the service provider.

An operational or hurricane related event may cause damage or liability in excess of our coverage, which might severely impact our financial position. We may be liable for damages from an event relating to a project in which we are a non-operator, but have a working interest in such project. Such an event may also cause a significant interruption to our business, which might also severely impact our financial position. In past years, we have experienced production interruptions for which we had no production interruption insurance.

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

Competition within our industry is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. We compete with major oil and gas companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of our competitors have financial resources and exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete.

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

In order to manage our exposure to price risks in the marketing of our oil and natural gas, we periodically enter into oil and gas price hedging arrangements with respect to a portion of our expected production. Our hedging policy provides that, without prior approval of our board of directors, generally not more than 50% of our estimated production quantities may be hedged. These arrangements may include futures contracts on the New York Mercantile Exchange (“NYMEX”) or the Intercontinental Exchange (“ICE”). While intended to reduce the effects of volatile oil and gas prices, such transactions, depending on the hedging instrument used, may limit our potential gains if oil and gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

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

Certain provisions of our Certificate of Incorporation and Bylaws and the provisions of the Delaware General Corporation Law may encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. Our board of directors is elected by plurality voting. Also, our Certificate of Incorporation authorizes our board of directors to issue preferred stock without stockholder approval and to set the rights, preferences and other designations, including voting rights of those shares, as the board may determine. Additional provisions include restrictions on business combinations and the availability of authorized but unissued common stock. These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

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

The United States Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was signed into law by the President on July 21, 2010 and requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In December 2011, the CFTC extended temporary exemptive relief from certain swap regulation provisions of the legislation until July 16, 2012. In its rulemaking under the Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or derivative instruments would be exempt from these position limits. It is not possible at this time to predict when the CFTC will make these regulations effective. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could cause us to incur increased costs and experience additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the SDWA’s Underground Injection Control Program and has begun the process of drafting guidance documents for companies that plan to conduct hydraulic fracturing using diesel fuel. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a number of federal agencies are analyzing a number of environmental issues associated with hydraulic fracturing. The EPA has commenced a comprehensive study of the potential environmental effects of hydraulic fracturing activities, with initial results expected to be available by late 2012 and final results by 2014. In addition, U.S. Department of Energy and the U.S. Government Accountability Office are studying various aspects of hydraulic fracturing, and the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing activities performed on federal lands. A committee of the United States House of Representatives also has conducted an investigation of hydraulic fracturing practices. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or other federal programs. Legislation also has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations, including states in which we operate. For example, effective February 1, 2012, the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) began requiring all operators to disclose on a public website the chemical ingredients and water volumes used to hydraulically fracture wells in Texas. The disclosure of proprietary information regarding chemicals or formulas used in hydraulic fracturing could diminish the value of such information and could result in competitive harm to us. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 21, 2012, our property portfolio consisted of 74 active properties and 114 primary term leases in the Gulf Coast Basin (onshore and offshore), five active properties in the Appalachia region, three active properties in the Rocky Mountain region and one active property in the Eagle Ford Shale formation. We serve as operator on 75% of our active properties. The properties that we operate accounted for 92% of our year-end 2011 estimated proved reserves. This high operating percentage allows us to better control the timing, selection and costs of our drilling and production activities.

Oil and Natural Gas Reserves

Our Reserves Committee Charter provides that the reserves committee has the sole authority to recommend to the Board of Directors appointments or replacements of one or more firms of independent reservoir engineers and geoscientists. The reserves committee reviews annually the arrangements of the independent reservoir engineers and geoscientists with management, including the scope and general extent of the examination of our reserves, the reports to be rendered, the services and fees, and consideration of the independence of such independent reservoir engineers and geoscientists. The reserves committee may consult with management but may not delegate these responsibilities. The reserves committee provides oversight in regards to the reserve estimation process but not the actual determination of estimated proved reserves. Our Reserves Committee Charter provides that it is the duty of management and not the duty of the reserves committee to plan or conduct reviews or to determine that our reserve estimates are complete and accurate and are in accordance with generally accepted engineering standards and applicable rules and regulations of the SEC. Our Director of Strategic Planning is the in-house person designated as primarily responsible for the process of reserve preparation. He is a petroleum engineer with twenty years experience in reservoir engineering and analysis. His duties include oversight of estimate preparation of non year-end quarterly estimations and coordination with the outside engineering consultants on the preparation of year-end reserve estimates. The year-end reserve estimates prepared by our outside engineering firm are independent of any oversight of the Director of Strategic Planning or the reserves committee.

Estimates of our proved reserves at December 31, 2011 were prepared by Netherland, Sewell & Associates, Inc. (“NSA”), a nationally recognized engineering firm. NSA provides a complete range of geological, geophysical, petrophysical and engineering services and has the technical experience and ability to perform these services in any of the onshore and offshore oil and gas producing areas of the world. NSA has a technical staff of over 70 professionals who are intimately familiar with recognized industry reserve and resource definitions, specifically those set forth by the SEC. NSA’s letter is filed as an exhibit to this Annual Report on Form 10-K.

The following table sets forth our estimated proved oil and gas reserves (approximately 50% of which are located in the conventional shelf of the Gulf Coast Basin, 28% are located in the Appalachian region, 19% are located in the GOM deep water and 2% are located in the GOM deep shelf) as of December 31, 2011. The 2011 average 12-month oil and gas prices net of differentials were $100.97 per barrel of oil and $4.74 per Mcf of gas.

Summary of Oil and Gas Reserves as of December 31, 2011
	Oil (MBbls)	Natural Gas (MMcf)	Oil and Natural Gas (MMcfe)
Reserves Category:
PROVED
Developed	31,026	174,067	360,224
Undeveloped	14,728	153,285	241,656
TOTAL PROVED	45,754	327,352	601,880

At December 31, 2011, we reported estimated proved undeveloped reserves (“PUDs”) of 241.7 Bcfe, which accounted for 40% of our total estimated proved oil and gas reserves. This figure ties to a projected 55 new wells (164.8 Bcfe) and 25 sidetracks from existing wellbores (76.9 Bcfe). Our timetable for the 25 sidetrack wells is totally dependent on the life of the currently producing zones. After the current zones have depleted, we would utilize the existing wellbore to sidetrack to the PUD objective. Regarding the remaining 55 PUD locations, we project twelve wells to be drilled in 2012 (55.5 Bcfe); thirteen wells in 2013 (16.7 Bcfe); eight wells in 2014 (20.2 Bcfe); thirteen wells in 2015 (46.9 Bcfe), and nine wells in 2016 (25.5 Bcfe). None of these 55 PUD wells will have been on our books in excess of five years at the time of their scheduled drilling. The following table discloses our progress toward the conversion of PUDs during 2011.

	Oil and Natural Gas (MMcfe)	Future Development Costs ($ in thousands)
PUDs beginning of year	149,047	$366,484
Revisions of previous estimates	(13,048)	(29,246)
Conversions to proved developed reserves	(13,460)	(21,734)
Additional PUDs added	119,117	292,491

PUDs end of year	241,656	$607,995

During 2011 we invested approximately $21.7 million to convert 13.5 Bcfe of proved undeveloped reserves to proved developed reserves, mainly in the Appalachian region.

The following represents additional information on our significant properties:

Field Name	Location	2011 Production (MMcfe)	December 31, 2011 Estimated Proved Reserves (MMcfe)	Nature of Interest
Mary	Appalachia	1,125	114,497	Working
Pompano	GOM Deep Water	85	101,227	Working
Mississippi Canyon Block 109	GOM Shelf	11,999	81,981	Working
Ship Shoal Block 113	GOM Shelf	12,631	49,303	Working
Heather	Appalachia	2,572	29,561	Working
Ewing Bank Block 305	GOM Shelf	4,266	22,413	Working
Main Pass Block 288	GOM Shelf	2,801	20,965	Working

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

Acquisition, Production and Drilling Activity

Acquisition and Development Costs. The following table sets forth certain information regarding the costs incurred in our acquisition, development and exploratory activities in the United States during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Acquisition costs, net of sales of unevaluated properties	$270,354	$127,069	$9,072
Development costs (1)	426,355	241,387	199,375
Exploratory costs	84,199	42,205	78,582

Subtotal	780,908	410,661	287,029
Capitalized salaries, general and administrative costs and interest, net of fees and reimbursements	66,111	51,016	44,282

Total additions to oil and gas properties, net	$847,019	$461,677	$331,311

(1)	Includes asset retirement costs of $96,386, $56,444 and $78,387 for the years ended December 31, 2011, 2010 and 2009, respectively.

Production Volumes, Sales Price and Cost Data. The following table sets forth certain information regarding our production volumes, sales prices and average production costs for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
Production:
Oil (MBbls)	6,427	5,714	6,207
Natural gas (MMcf)	39,517	41,937	41,335
Oil and natural gas (MMcfe)	78,079	76,221	78,577
Average sales prices: (1)
Oil (per Bbl)	$103.31	$73.14	$70.72
Natural gas (per Mcf)	4.94	5.56	6.59
Oil and natural gas (per Mcfe)	11.00	8.54	9.05
Expenses (per Mcfe):
Lease operating expenses (2)	$2.30	$2.00	$2.00

(1)	Includes the settlement of effective hedging contracts.
(2)	Includes oil and gas operating costs and major maintenance expense and excludes production and ad valorem taxes.

Production Volumes, Sales Price and Cost Data for Individually Significant Fields. The following table sets forth certain information regarding our production volumes, sales prices and average production costs for the periods indicated for any field(s) containing 15% or more of our total estimated proved reserves at December 31, 2011.

FIELD: Mary

	Year Ended December 31,
	2011	2010	2009
Production:
Oil (MBbls)	25	—	—
Natural gas (MMcf)	977	79	—
Oil and natural gas (MMcfe)	1,125	79	—
Average sales prices:
Oil (per Bbl)	$75.60	$—	—
Natural gas (per Mcf)	6.08	4.78	—
Oil and natural gas (per Mcfe)	6.94	4.78	—
Expenses (per Mcfe):
Lease operating expenses (1)	$1.40	$1.51	—

(1)	Includes oil and gas operating costs and major maintenance expense and excludes production and ad valorem taxes.

The Pompano field accounted for approximately 17% of our estimated proved oil and natural gas reserves at December 31, 2011. We completed the acquisition of the Pompano field on December 28, 2011.

Drilling Activity. The following table sets forth our drilling activity for the periods indicated.

	Year Ended December 31,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive	6.00	3.00	6.00	4.10	12.00	6.75
Dry	1.00	0.64	—	—	—	—
Development Wells:
Productive	37.00	32.92	20.00	15.75	5.00	4.00
Dry	—	—	—	—	4.00	4.00

During the period beginning January 1, 2012 and ending February 21, 2012, we participated in the drilling of 3.00 gross (2.28 net) exploratory wells and 6.00 gross (4.00 net) development wells.

Productive Well and Acreage Data. The following table sets forth certain statistics regarding the number of productive wells and developed and undeveloped acreage as of December 31, 2011.

	Gross	Net
Productive Wells:
Oil (1):
Gulf Coast Basin	137	121
Unconventional Onshore Oil	6	3
Appalachia	—	—

	143	124

Gas (2):
Gulf Coast Basin	91	66
Unconventional Onshore Oil	—	—
Appalachia	29	17

	120	83

Total	263	207

Developed Acres:
Gulf Coast Basin	399,795	311,675
Unconventional Onshore Oil	1,074	376
Appalachia	2,636	2,636

	403,505	314,687

Undeveloped Acres (3):
Gulf Coast Basin	603,352	487,754
Unconventional Onshore Oil	127,477	104,860
Appalachia	87,935	80,036

	818,764	672,650

Total	1,222,269	987,337

(1)	14 gross wells each have dual completions.
(2)	13 gross wells each have dual completions.
(3)	Leases covering approximately 8.3% of our undeveloped gross acreage will expire in 2012, 28.7% in 2013, 13.1% in 2014, 13.8% in 2015, 12.4% in 2016, 2.4% in 2017, 13.3% in 2018, 4.0% in 2019, 2.1% in 2020 and 1.9% thereafter.

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

Franchise Tax Action. On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the Louisiana Department of Revenue (“LDR”) in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise tax year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise tax years 1999, 2000 and 2001. On December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million plus accrued interest calculated through December 15, 2005 in the amount of $1.2 million. Also, on January 2, 2008, Stone was served with a petition (civil action number 2007-6754) claiming $1.5 million of additional franchise taxes due for the 2004 franchise tax year, plus accrued interest of $800,000 calculated through November 30, 2007. Further, on January 7, 2009, Stone was served with a petition (civil action number 2008-7193) claiming additional franchise taxes due for the taxable years ended December 31, 2005 and 2006 in the amount of $4.0 million plus accrued interest calculated through October 21, 2008 in the amount of $1.7 million. In addition, we have received proposed assessments from the LDR for additional franchise taxes in the amount of $8.7 million resulting from audits of Stone and our subsidiaries. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the OCS, which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. The Company disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2010 and 2011 for Stone remain subject to examination.

Lafourche Parish, Louisiana, Landowner Action. In December 2008, Stephen E. Coignet, et al., filed civil action No. 110741 in the 17th Judicial District Court, Lafourche Parish, Louisiana, against Stone. Plaintiffs subsequently filed three supplemental petitions, including a third supplemental and restated petition on October 25, 2010. Plaintiffs are landowners of approximately sixty acres that are subject to mineral leases in favor of Stone. Plaintiffs alleged that Stone conducted its mineral operations imprudently resulting in damages to plaintiffs in excess of $60 million. Plaintiffs’ expert witness provided his report, dated December 28, 2010, stating his opinion that one well did not produce as much production as it should have, resulting in a loss to plaintiffs “in excess of $4 million,” that imprudent operations destroyed hydrocarbon bearing zones resulting in a loss to plaintiffs “in excess of $20 million,” and that imprudent operation of a water injection secondary recovery project resulted in damages to plaintiffs of “approximately $4,755,000.” There were also allegations of failure to protect from drainage from a well on adjoining land, trespass, and various other breaches of the mineral leases. The Company disagreed with plaintiffs’ contentions. In October 2011, the parties agreed to a settlement of all claims asserted in this action, and the settlement was effected on January 31, 2012. The settlement did not have a materially adverse effect on the Company.

Litigation is subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation. Accordingly, we cannot currently predict the manner and timing of the resolution of these matters and are unable to estimate a range of possible losses or any minimum loss from such matters.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since July 9, 1993, our common stock has been listed on the New York Stock Exchange under the symbol “SGY.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock.

	High	Low
2010
First Quarter	$19.76	$14.12
Second Quarter	20.63	11.13
Third Quarter	15.19	10.30
Fourth Quarter	23.31	14.21
2011
First Quarter	$33.49	$21.28
Second Quarter	35.94	27.44
Third Quarter	34.46	16.19
Fourth Quarter	29.71	14.64
2012
First Quarter (through February 21, 2012)	$34.52	$25.61

On February 21, 2012, the last reported sales price on the New York Stock Exchange Composite Tape was $33.89 per share. As of that date, there were 440 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares are sometimes withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the fourth quarter of 2011:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Share Repurchase Program:
October 2011	—	—	—
November 2011	—	—	—
December 2011	—	—	—

	—	—	—	$92,928,632

Other:
October 2011	—	$—	—
November 2011	—	—	—
December 2011	—	—	—

	—	—	—	N/A

Total	—	$—	—

Equity Compensation Plan Information

Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity compensation plan.

Stock Performance Graph

As required by applicable rules of the SEC, the performance graph shown below was prepared based upon the following assumptions:

1.	$100 was invested in the Company’s Common Stock, the S&P 500 Index and the Peer Groups (as defined below) on December 31, 2006 at $35.35 per share for the Company’s Common Stock and at the closing price of the stocks comprising the S&P 500 Index and the Peer Groups, respectively, on such date.
2.	Peer Group investment is weighted based upon the market capitalization of each individual company within the Peer Group at the beginning of the period.
3.	Dividends are reinvested on the ex-dividend dates.

Measurement Period (Fiscal Year Covered)	SGY	2011 Peer Group	2010 Peer Group	S&P 500 Index
12/31/07	132.70	132.37	110.97	105.49
12/31/08	31.17	71.22	41.27	66.46
12/31/09	51.06	115.56	69.07	84.05
12/31/10	63.06	139.39	105.99	96.71
12/31/11	74.63	126.93	76.36	98.76

The companies that comprised our Peer Group in 2011 were: ATP Oil & Gas Corporation, Cabot Oil & Gas Corporation, Callon Petroleum Company, Carrizo Oil & Gas, Inc., Cimarex Energy Company, Comstock Resources, Inc., Denbury Resources Inc., Energy Partners, Ltd., Energy XXI (Bermuda) Limited, Exco Resources Inc., McMoRan Exploration Company, Newfield Exploration Company, Petrohawk Energy Corporation, Petroleum Development Corporation, PetroQuest Energy, Inc., Range Resources Corporation, SM Energy Company, Swift Energy Company, W&T Offshore, Inc. and Whiting Petroleum Corporation. We expanded our Peer Group in 2011 to provide for comparables that better reflect our expansion into regions other than the Gulf of Mexico.

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

The following table sets forth a summary of selected historical financial information for each of the years in the five-year period ended December 31, 2011. This information is derived from our Consolidated Financial Statements and the notes thereto. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The information included in this table for the years ended December 31, 2009 and 2008 includes the effects of corrections on the previously reported financial statements.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Operating revenue:
Oil production	$663,958	$417,948	$438,942	$461,050	$424,205
Gas production	195,243	233,055	272,353	336,665	329,047
Other operational income	3,938	5,916	4,326	5,989	4,917
Derivative income, net	1,418	3,265	3,061	3,327	—

Total operating revenue	864,557	660,184	718,682	807,031	758,169

Operating expenses:
Lease operating expenses	179,475	152,326	156,786	171,107	149,702
Other operational expenses	2,149	5,579	11,798	—	—
Production taxes	9,380	5,808	7,920	7,990	9,945
Depreciation, depletion and amortization	280,020	248,201	259,639	288,384	302,739
Write-down of oil and gas properties	—	—	508,989	1,324,327	8,164
Goodwill impairment	—	—	—	465,985	—
Accretion expense	30,764	34,469	39,306	17,392	17,620
Salaries, general and administrative expenses	40,169	42,759	41,367	43,504	33,584
Incentive compensation expense	11,600	5,888	6,402	2,315	5,117
Derivative expenses, net	—	—	—	—	666

Total operating expenses	553,557	495,030	1,032,207	2,321,004	527,537

Gain on divestiture	—	—	—	—	59,825

Income (loss) from operations	311,000	165,154	(313,525)	(1,513,973)	290,457

Other (income) expenses:
Interest expense	9,289	12,192	21,361	13,243	32,068
Interest income	(420)	(1,464)	(528)	(11,250)	(12,135)
Other (income) expense, net	(1,942)	(105)	472	189	(740)
Loss on early extinguishment of debt	607	1,820	—	—	844

Total other expenses	7,534	12,443	21,305	2,182	20,037

Net income (loss) before income taxes	303,466	152,711	(334,830)	(1,516,155)	270,420
Income tax provision (benefit)	109,134	56,282	(116,559)	(369,146)	88,984

Net income (loss)	194,332	96,429	(218,271)	(1,147,009)	181,436
Net income (loss) attributable to non-controlling interest	—	—	27	(77)	—

Net income (loss) attributable to Stone Energy Corp.	$194,332	$96,429	($218,298)	($1,146,932)	$181,436

Earnings and dividends per common share:
Basic earnings (loss) per share	$3.97	$1.99	($4.97)	($35.89)	$6.50

Diluted earnings (loss) per share	$3.97	$1.99	($4.97)	($35.89)	$6.49

Cash dividends declared	—	—	—	—	—

Cash Flow Data:
Net cash provided by operating activities	$570,850	$424,794	$507,787	$522,478	$465,158
Net cash provided by (used in) investing activities	(679,250)	(374,088)	(316,079)	(1,357,907)	344,812
Net cash provided by (used in) financing activities	39,895	(13,043)	(190,552)	428,440	(393,706)

Balance Sheet Data (at end of period):
Working capital (deficit)	($13,282)	$30,382	$26,137	$123,339	$412,445
Oil and gas properties, net	1,875,048	1,397,809	1,185,709	1,628,170	1,181,312
Total assets	2,165,751	1,679,090	1,454,242	2,109,852	1,889,603
Long-term debt, less current potion	620,000	575,000	575,000	825,000	400,000
Stone Energy Corporation stockholders’ equity	667,829	430,357	325,659	577,391	885,802

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position and results of operations for each of the years in the three-year period ended December 31, 2011. Our Consolidated Financial Statements and the notes thereto, which are found elsewhere in this Form 10-K, contain detailed information that should be referred to in conjunction with the following discussion. See “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data – Note 1.” Certain 2008 and 2009 amounts have been changed from amounts previously presented to correct prior period immaterial errors. All period to period comparisons are based upon corrected amounts.

Executive Overview

We are an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties. We have been operating in the Gulf Coast Basin since our incorporation in 1993 and have established a technical and operational expertise in this area. More recently, we have expanded our reserve base outside of the conventional shelf of the GOM and into the more prolific reserve basins of the GOM deep water and Gulf Coast deep gas as well as onshore oil and gas shale opportunities, including the Marcellus Shale in Appalachia. See “Item 1. Business – Strategy and Operational Overview.”

2011 Significant Events.

Acquisition of Pompano Field Working Interest – On December 28, 2011, we completed the acquisition of BP Exploration & Production Inc.’s (“BP”) 75% operated working interest in the five block deep water Pompano field in Mississippi Canyon, a 51% operated working interest in the adjacent Mississippi Canyon block 29, a 50% non-operated working interest in the Mica field which ties back to the Pompano platform, and a 75% interest in 23 deep water exploration leases located in the vicinity of the Pompano field. The stated purchase price of $204 million was adjusted under the agreement to $167.6 million, after adjusting for the effective date of July 1, 2011. The acquisition added estimated proved reserves of approximately 102 Bcfe to our reserve base as of December 31, 2011.

Appalachian Basin (Marcellus Shale) – We drilled a total of 27 horizontal Marcellus Shale wells and fractured 16 wells in 2011. Our year-end 2011 net production exit rate from Appalachia was approximately 20 MMcfe per day. The Marcellus Shale accounted for nearly 30% of our total estimated proved reserves at December 31, 2011 compared to just over 15% in 2010.

Mississippi Canyon 109 (Amberjack) Drilling Program – Our Amberjack drilling program included seven wells, four of which were drilled in 2011. All seven wells were successful in the two year program which was completed in 2011.

Deep Gas – During 2011, we had discoveries at our South Erath and LaPosada prospects.

2012 Outlook.

Our 2012 capital expenditure budget is approximately $625 million. This figure compares with a $475 - $500 million capital budget for 2011 and excludes material acquisitions and capitalized salaries, general and administrative expenses and interest. The budget is spread across our major areas of investment with approximately 34% allocated to the GOM conventional shelf, 24% allocated to deep water/deep gas projects, 30% allocated to the Marcellus Shale and 12% allocated to onshore oil projects and new venture opportunities. The allocation of capital across the various areas is subject to change based on several factors including permitting times, rig availability, non-operator decisions, farm-in opportunities and commodity pricing.

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

Liquidity and Capital Resources

At February 21, 2012, we had $302.9 million of availability under our bank credit facility and cash on hand of approximately $75.9 million. Our capital expenditure budget for 2012 has been set at $625 million, which excludes material acquisitions and capitalized salaries, general and administrative expenses and interest. We intend to finance our capital expenditure budget primarily with cash flow from operations and borrowings under our bank credit facility. We are also considering accessing the public or private markets or monetizing other assets as a source of financing.

We are subject to an annual evaluation by the BOEM for a continuation of our current exemption from supplemental bonding on plugging and abandoning obligations. It is possible that future legislation or agency action could have an adverse impact on our liquidity in the event we are required to post additional bonds or letters of credit.

Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $570.9 million during 2011 compared to $424.8 million and $507.8 million in 2010 and 2009, respectively. Based on our outlook of commodity prices and our estimated production, we expect our 2012 capital expenditures to exceed our cash flow provided by operating activities which will require additional borrowings under our bank credit facility.

Net cash flow used in investing activities totaled $679.3 million during 2011, which primarily represents our investment in oil and natural gas properties of $764.9 million offset by proceeds from the sale of oil and natural gas properties of $87.9 million. Approximately $270.4 million of the investment in oil and gas properties in 2011 related to leasehold acquisitions and the acquisition of producing properties. Net cash flow used in investing activities totaled $374.1 million during 2010, which primarily represents our investment in oil and natural gas properties of $401.8 million offset by proceeds from the sale of oil and natural gas properties of $31.6 million. Net cash flow used in investing activities totaled $316.1 million during 2009, which primarily represents our investment in oil and natural gas properties.

Net cash flow provided by financing activities totaled $39.9 million for the year ended December 31, 2011, which primarily represents borrowings net of repayments under our bank credit facility of $45.0 million, less $4.0 million of deferred financing costs associated with our new bank credit facility and $2.6 million of net payments for share based compensation. Net cash flow used in financing activities totaled $13.0 million for the year ended December 31, 2010, which primarily represents repayments of borrowings under our bank credit facility of $175 million, the redemption of our 8 1/4% Senior Subordinated Notes due 2011 of $200.5 million, net of proceeds from the public offering of our 8 5/8% Senior Notes due 2017 of approximately $375 million less $11.5 million of deferred financing costs. Net cash flow used in financing activities totaled $190.6 million for the year ended December 31, 2009, which primarily represents repayments of borrowings under our bank credit facility of $250 million partially offset by proceeds from the sale of common stock of approximately $60.4 million.

Although we had a working capital deficit at December 31, 2011 of $13.3 million, we had $302.9 million of availability under our bank credit facility at February 21, 2012, providing for adequate liquidity.

Capital Expenditures. In 2011, additions to oil and gas property costs of $847.0 million included $270.4 million of lease and property acquisition costs, $24.1 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $42.0 million of capitalized interest. These investments were financed by cash flow from operations and borrowings under our bank credit facility.

Bank Credit Facility. On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700 million through a syndicated bank group, replacing our previous $700 million facility. The credit facility matures on September 15, 2014. However, if the notes issued under our 2004 indenture are retired on or before April 15, 2014, the credit facility then matures on April 26, 2015. Our initial borrowing base under the credit facility was set at $400 million. On October 31, 2011, the bank group reaffirmed the existing borrowing base at $400 million.

At December 31, 2011, we had $45 million of outstanding borrowings under our bank credit facility and letters of credit totaling $61.1 million had been issued under the facility. As of February 21, 2012, we had $70 million of outstanding borrowings under our bank credit facility and letters of credit totaling $27.1 million had been issued under the facility, leaving $302.9 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).

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

Under the financial covenants of our credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (ii) maintain a ratio of consolidated EBITDA to consolidated Net Interest Expense, as defined in the credit agreement, for the preceding four quarterly periods of not less than 3.0 to 1.0. As of December 31, 2011, our debt to EBITDA Ratio was 1.09 to 1 and our EBITDA to consolidated Net Interest Expense Ratio was approximately 70.37 to 1. In addition, the credit facility includes certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases. These covenants also restrict our ability to prepay other indebtedness under certain circumstances.

Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through December 31, 2011, 300,000 shares had been repurchased under this program at a total cost of approximately $7.1 million, or an average price of $23.57 per share. During the years ended December 31, 2009 and 2008, respectively, 100,000 shares and 200,000 shares were repurchased under this program. No shares were repurchased during the years ended December 31, 2011 or 2010.

Hedging. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk – Commodity Price Risk.”

Contractual Obligations and Other Commitments

The following table summarizes our significant contractual obligations and commitments, other than hedging contracts, by maturity as of December 31, 2011 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual Obligations and Commitments:
8 5/8% Senior Notes due 2017	$375,000	$—	$—	$—	$375,000
6 3/4% Senior Subordinated Notes due 2014	200,000	—	200,000	—	—
Bank credit facility (1)	45,000	—	45,000	—	—
Interest and commitment fees (2)	213,613	49,282	96,948	64,688	2,695
Asset retirement obligations including accretion	782,265	66,345	183,656	61,614	470,650
Rig commitments (3)	26,031	24,220	1,811	—	—
Seismic data commitments (4)	33,245	14,658	18,587	—	—
Operating lease obligations	1,775	723	840	212	—

Total Contractual Obligations and Commitments	$1,676,929	$155,228	$546,842	$126,514	$848,345

(1)	The bank credit facility matures on September 15, 2014. However, if the notes issued under our 2004 indenture are retired on or before April 15, 2014, the credit facility then matures on April 26, 2015. For purposes of this table, it is assumed that the 2004 notes are not retired.
(2)	Includes interest on senior notes, senior subordinated notes and bank credit facility. Assumes 4.25% interest rate on the bank credit facility and 0.5% fee on unused commitments under bank credit facility.
(3)	Includes a rig agreement executed in January 2012 with a term of 36 days at a day rate of $31 per day.
(4)	Represents pre-commitments for seismic data purchases. Includes a seismic purchase committed to in February 2012 for a three-year period for a total of $8,500.

Safety Performance

We measure our safety performance based on the total recordable incident rate (“TRIR”) which is the number of safety incidents per 200,000 man-hours worked for employees and certain contractors. All onshore safety incidents are reported to the Occupational Safety and Health Administration (“OSHA”) and are tracked on OSHA Form 301. All offshore safety incidents are reported to the BOEM. Our TRIR is provided to the BOEM as part of a voluntary program for safety monitoring in the Gulf of Mexico. Our TRIR for the last three calendar years was as follows:

Year Ended December 31,	TRIR Performance	TRIR Goal
2011	0.33	0.65
2010	0.51	0.65
2009	0.18	0.85

Our safety initiative includes formal programs for observation and reporting of at-risk and safe behavior in and away from the work place, employee awards for results and observations, employee participation in offsite training programs and internal safety audits. We have an annual cash incentive compensation plan which includes a safety component based on our annual TRIR.

Results of Operations

2011 Compared to 2010. The following table sets forth certain operating information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and gas reserves. See “Item 2. Properties – Oil and Natural Gas Reserves.”

	Year Ended December 31,
	2011	2010	Variance	% Change
Production:
Oil (MBbls)	6,427	5,714	713	12%
Natural gas (MMcf)	39,517	41,937	(2,420)	(6%)
Oil and natural gas (MMcfe)	78,079	76,221	1,858	2%
Average prices: (1)
Oil (per Bbl)	$103.31	$73.14	$30.17	41%
Natural gas (per Mcf)	4.94	5.56	(0.62)	(11%)
Oil and natural gas (per Mcfe)	11.00	8.54	2.46	29%
Expenses (per Mcfe):
Lease operating expenses	$2.30	$2.00	$0.30	15%
Salaries, general and administrative expenses (2)	0.51	0.56	(0.05)	(9%)
DD&A expense on oil and gas properties	3.54	3.18	0.36	11%
Estimated Proved Reserves at December 31:
Oil (MBbls)	45,754	33,203	12,551	38%
Natural gas (MMcf)	327,352	274,705	52,647	19%
Oil and natural gas (MMcfe)	601,880	473,923	127,957	27%

(1)	Includes the settlement of effective hedging contracts.
(2)	Exclusive of incentive compensation expense.

For the year ended December 31, 2011, we reported net income totaling $194.3 million, or $3.97 per share, compared to net income for the year ended December 31, 2010 of $96.4 million, or $1.99 per share. All per share amounts are on a diluted basis.

The variance in annual results was due to the following components:

Production. Production volumes during the year ended December 31, 2011 totaled 6,427,000 barrels of oil and 39.5 Bcf of natural gas compared to 5,714,000 barrels of oil and 41.9 Bcf of natural gas produced during the year ended December 31, 2010, an increase on a gas equivalent basis of 1.9 Bcfe. The increase in oil production volumes was primarily due to increases in production at our Mississippi Canyon Block 109 and Ship Shoal Block 113 fields where we had development operations. The decrease in gas production volumes was primarily due to natural production declines.

Prices. Prices realized during the year ended December 31, 2011 averaged $103.31 per barrel of oil and $4.94 per Mcf of natural gas, or 29% higher, on an Mcfe basis, than 2010 average realized prices of $73.14 per barrel of oil and $5.56 per Mcf of natural gas. All unit pricing amounts include the settlement of effective hedging contracts.

We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the year ended December 31, 2011, effective hedging transactions increased our average realized natural gas price by $0.49 per Mcf and decreased our average realized oil price by $5.09 per Bbl. During the year ended December 31, 2010, effective hedging transactions increased our average realized natural gas price by $0.93 per Mcf and decreased our average realized oil price by $5.09 per Bbl.

Revenue. Oil and natural gas revenue increased 32% to $859.2 million during the year ended December 31, 2011 from $651.0 million during the year ended December 31, 2010. The increase was primarily due to a 41% increase in average realized oil prices along with a 12% increase in oil production volumes, partially offset by a decline in average realized gas prices and gas production volumes.

Expenses. Lease operating expenses for the years ended December 31, 2011 and 2010 totaled $179.5 million and $152.3 million, respectively. On a unit of production basis, lease operating expenses were $2.30 per Mcfe and $2.00 per Mcfe for the years ended December 31, 2011 and 2010, respectively. The increase in lease operating expenses in 2011 was primarily attributable to increased platform and well maintenance.

For the year ended December 31, 2011, other operational expenses of $2.1 million included $0.7 million for the settlement of litigation associated with an expensed operation in the first quarter of 2011, a $0.3 million loss on the sale of non-dedicated tubular inventory and $1.1 million of miscellaneous inventory charges. For the year ended December 31, 2010, other operational expenses of $5.5 million included a $2.2 million loss on the sale of non-dedicated tubular inventory and a total of $3.3 million of charges related to a delay in the drilling of the second well in our Amberjack drilling program as a result of the deep water drilling moratorium.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the year ended December 31, 2011 totaled $276.5 million, or $3.54 per Mcfe, compared to DD&A expense of $242.7 million, or $3.18 per Mcfe in the year ended December 31, 2010. The increase in DD&A in 2011 on a unit basis was primarily attributable to the unit cost of current year net reserve additions (including future development costs) exceeding the per unit amortizable base as of the beginning of the year. The average unit cost of the deep water assets acquired from BP had a minimal impact on the DD&A rate because the acquisition occurred late in the year.

For the years ended December 31, 2011 and 2010, accretion expense totaled $30.8 million and $34.5 million, respectively. The decrease is primarily due to a change in the timing on certain of our asset retirement obligations.

For the years ended December 31, 2011 and 2010, incentive compensation expense totaled $11.6 million and $5.9 million, respectively. These amounts related to incentive compensation bonuses calculated based on the achievement of certain strategic objectives for each year.

Interest expense for the year ended December 31, 2011 totaled $9.3 million, net of $42.0 million of capitalized interest, compared to interest expense of $12.2 million, net of $30.8 million of capitalized interest, during the year ended December 31, 2010. The decrease in interest expense is primarily the result of an increase in the amount of interest capitalized as a part of the cost of oil and gas properties.

Our effective income tax rate was 36.0% and 36.9% for the years ended December 31, 2011 and 2010, respectively. The decreased rate primarily relates to the finalization of permanent deductions in the filing of prior period amended returns.

Asset Retirement Obligations. In October 2010, we received notification from the BOEM indicating that certain identified wells and facilities operated by us would need to be retired on a timing schedule which was accelerated from the timing estimated in calculating liabilities for asset retirement obligations at December 31, 2009. During 2010, we increased our asset retirement obligations in the amount of $54.4 million for the estimated impact of the accelerated timing of the retirement of these assets as well as other factors. The final order has been issued by the BSEE, the successor to the BOEM in this matter, and our current estimate of asset retirement obligations includes the impact of the timing of this plan.

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

We follow the full cost method of accounting for oil and gas properties. At March 31, 2009 and December 31, 2009, we recognized ceiling test write-downs of our oil and gas properties totaling $509.0 million ($330.8 million after taxes).

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

We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the years ended December 31, 2010 and 2009, our effective hedging transactions increased our average realized natural gas price by $0.93 per Mcf and $2.45 per Mcf, respectively. Average realized oil prices were decreased during the year ended December 31, 2010 by $5.09 per barrel as a result of effective hedging transactions. During the year ended December 31, 2009, our effective hedging transactions increased our average realized oil price by $9.95 per barrel.

Revenue. Oil and natural gas revenue decreased 8% to $651.0 million during the year ended December 31, 2010 from $711.3 million during the year ended December 31, 2009. The decrease was primarily due to a 6% decrease in average realized prices on a gas equivalent basis along with a 3% decrease in oil and natural gas production volumes.

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

For the year ended December 31, 2010, other operational expenses of $5.5 million included a $2.2 million loss on the sale of non-dedicated tubular inventory and a total of $3.3 million of charges related to a delay in the drilling of the second well in our Amberjack drilling program as a result of the deep water drilling moratorium. For the year ended December 31, 2009, other operational expenses of $11.8 million included a charge of $2.4 million related to the cancellation of a drilling contract based on declining commodity prices and the economic environment at that time and a $9.4 million write-down of our tubular inventory. The $9.4 million charge was the result of the market value of certain of our tubular goods falling below historical cost.

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

Asset Retirement Obligations. In October 2010, we received notification from the BOEM indicating that certain identified wells and facilities operated by us would need to be retired on a timing schedule which was accelerated from the timing estimated in calculating liabilities for asset retirement obligations at December 31, 2009. During 2010, we increased our asset retirement obligations in the amount of $54.4 million for the estimated impact of the accelerated timing of the retirement of these assets as well as other factors.

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

As of December 31, 2011, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. Additionally, fair value concepts were applied in recording the acquisition of various deep water assets from BP in December 2011.

Business Combinations. Our acquisition in 2011 of various deep water assets from BP was accounted for according to the guidance provided in Accounting Standards Codification 805, Business Combinations, which requires application of the acquisition method. This methodology requires the recordation of net assets acquired and consideration transferred at fair value. Differences between the net fair value of assets acquired and consideration transferred are recorded as goodwill or a bargain purchase gain.

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

Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. Estimated future net cash flows from proved reserves are calculated based on a twelve-month average pricing assumption.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates are:

•	remaining proved oil and gas reserve volumes and the timing of their production;

•	estimated costs to develop and produce proved oil and gas reserves;

•	accruals of exploration costs, development costs, operating costs and production revenue;

•	timing and future costs to abandon our oil and gas properties;

•	the effectiveness and estimated fair value of derivative positions;

•	classification of unevaluated property costs;

•	capitalized general and administrative costs and interest;

•	insurance recoveries;

•	estimates of fair value in business combinations;

•	current income taxes; and

•	contingencies.

For a more complete discussion of our accounting policies and procedures see our “Notes to Consolidated Financial Statements” beginning on page F-8.

Recent Accounting Developments

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Our major market risk exposure continues to be the pricing applicable to our oil and natural gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility could adversely affect our revenues, cash flows and profitability. Price volatility is expected to continue. Assuming a 10% decline in realized oil and natural gas prices, including the effects of hedging contracts, we estimate our diluted net income per share for 2011 would have decreased approximately $1.07 per share. In order to manage our exposure to oil and natural gas price declines, we occasionally enter into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future production. Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors.

We have entered into fixed-price swaps with various counterparties for a portion of our expected 2012, 2013 and 2014 oil and natural gas production from the Gulf Coast Basin. Some of our fixed-price oil swap settlements are based upon an average of the NYMEX closing price for West Texas Intermediate (“WTI”) during the entire calendar month and some are based on the average of the ICE closing price for Brent crude oil during the entire calendar month. Our fixed-price gas swap settlements are based on the NYMEX price for the last day of a respective month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our fixed-price swap contracts for 2012, 2013 and 2014 are with J.P. Morgan Chase Bank, N.A., The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas, The Bank of Nova Scotia, Bank of America and Natixis.

The following table illustrates our hedging positions for calendar years 2012, 2013 and 2014 as of February 21, 2012:

	Fixed-Price Swaps NYMEX (except where noted)
	Natural Gas		Oil
	Daily Volume (MMBtus/d)	Swap Price ($)	Daily Volume (Bbls/d)		Swap Price ($)
2012	10,000	5.035	1,000		90.30
2012	10,000	5.040	1,000		90.41
2012	10,000	5.050	1,000		90.45
2012			1,000		95.50
2012			2,000		97.60
2012			1,000		98.15
2012			1,000		100.00
2012			1,000		101.55
2012			1,000		104.25
2012			1,000	†	111.02

2013	10,000	5.270	1,000		94.45
2013	10,000	5.320	1,000		94.60
2013			1,000		97.15
2013			1,000		101.53
2013			1,000		103.00
2013			1,000		104.50
2013			1,000	†	107.30

2014			1,000	†	103.30

†	Brent oil contract

We believe these positions have hedged approximately 44% of our estimated 2012 production from estimated proved reserves, 31% of our estimated 2013 production from estimated proved reserves and 3% of our estimated 2014 production from estimated proved reserves.

Interest Rate Risk. We had long-term debt outstanding of $620 million at December 31, 2011, of which $575 million, or approximately 93%, bears interest at fixed rates. The $575 million of fixed-rate debt is comprised of $375 million of 8 5/8% Senior Notes due 2017 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. At December 31, 2011, the remaining $45 million of our outstanding long-term debt bears interest at a floating rate and consists of borrowings outstanding under our bank credit facility. At December 31, 2011, the weighted average interest rate under our bank credit facility was approximately 4.25%. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. The $45 million of outstanding borrowings under the credit facility related to a borrowing on December 27, 2011 and as such, interest expense for our floating rate bank credit facility was minimal in 2011.

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

Our principal executive officer and our principal financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer believe that as of the end of the year ended December 31, 2011:

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined by the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2011. Ernst and Young LLP, an independent public accounting firm, has issued their report on the Company’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Stone Energy Corporation

We have audited Stone Energy Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stone Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Stone Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stone Energy Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity, and comprehensive income for each of the three years in the period ended December 31, 2011 and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 27, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the names, ages (as of February 21, 2012) and positions held by each of our executive officers, followed by biographies describing the business experience of our executive officers for at least the past five years. Our executive officers serve at the discretion of the board of directors.

Name	Age	Position
David H. Welch	63	President, Chief Executive Officer and Director
Kenneth H. Beer	54	Executive Vice President and Chief Financial Officer
Andrew L. Gates, III	64	Senior Vice President, General Counsel and Secretary
E. J. Louviere	63	Senior Vice President – Land
John R. Pantaleo	54	Vice President – Gulf of Mexico
J. Kent Pierret	56	Senior Vice President, Chief Accounting Officer and Treasurer
Richard L. Smith	53	Executive Vice President – Exploration and Business Development
Richard L. Toothman, Jr.	47	Vice President – Appalachia
Jerome F. Wenzel, Jr.	59	Executive Vice President – Operations
Florence M. Ziegler	51	Vice President – Human Resources and Administration

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

John R. Pantaleo was named Vice President – Gulf of Mexico in August 2010. He previously served as Manager - Drilling & Completions since joining Stone in February 2005. Prior to joining Stone, he worked for ENI Petroleum for approximately 2-1/2 years as Manager of Well Operations. He also spent approximately 23 years with Amoco/BP America, Inc. where he held a number of positions including Deepwater Drilling Manager, Strategic Staffing Manager and Manager Rigs and Contracts.

J. Kent Pierret was named Senior Vice President – Chief Accounting Officer and Treasurer in April 2004. Mr. Pierret previously served as Vice President and Chief Accounting Officer since June 1999 and Treasurer since February 2004.

Richard L. Smith was named Executive Vice President, Exploration and Business Development in January 2011. Previously, he served as Senior Vice President – Exploration and Business Development since January 2009 and Vice President – Exploration and Business Development from June 2007 through January 2009. Prior to joining Stone, Mr. Smith served as the General Manager of Deepwater Gulf of Mexico Exploration of Dominion E&P Inc. from 2003 to 2007. Mr. Smith has also worked for Exxon Corporation and Texaco USA with experience in deep water, shelf, onshore, and international projects.

Richard L. Toothman, Jr. was named Vice President – Appalachia in May 2010. Prior to joining Stone in May 2010, he was employed by CNX Gas Company in Bluefield, Virginia since August 2005 where he held two executive positions, VP Engineering and Technical Services and VP International Business. He also worked for Consol Energy and Conoco in prior years.

Jerome F. Wenzel, Jr. was named Executive Vice President, Operations in January 2011. Previously, he served as Senior Vice President – Operations/Exploitation since September 2005. He joined Stone in October 2004 as Vice President – Production and Drilling. Prior to joining Stone, Mr. Wenzel held managerial and executive positions with Amoco and BP America, Inc. over a 29 year career.

Florence M. Ziegler was named Vice President – Human Resources and Administration in September 2005. She has been employed by Stone since its inception in 1993 and served as the Director of Human Resources from 1997 to 2004.

Additional information required by Item 10, including information regarding our audit committee financial experts, is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 24, 2012. The Company has made available free of charge on its Internet Web Site (www.StoneEnergy.com) the Code of Business Conduct and Ethics applicable to all employees of the Company including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 24, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 24, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 24, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 24, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

		The following consolidated financial statements, notes to the consolidated financial statements and the Report of Independent Registered Public Accounting Firm thereon are included beginning on page F-1 of this Form 10-K:

		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheet as of December 31, 2011 and 2010
		Consolidated Statement of Operations for the three years in the period ended December 31, 2011
		Consolidated Statement of Cash Flows for the three years in the period ended December 31, 2011
		Consolidated Statement of Changes in Stockholders’ Equity for the three years in the period ended December 31, 2011
		Consolidated Statement of Comprehensive Income for the three years in the period ended December 31, 2011
		Notes to the Consolidated Financial Statements

	2.	Financial Statement Schedules:

	All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

	3.	Exhibits:

2.1	Purchase and Sale Agreement by and between BP Exploration & Production Inc. and Stone Energy Offshore, L.L.C., dated effective as of November 18, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 001-12074)).

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2004).

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

†10.1	Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.2	Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for Stone’s 2009 Annual Meeting of Stockholders (File No. 001-12074)).

†10.3	First Amendment to Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-12074)).

†10.4	Stone Energy Corporation Revised (2005) Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.5	Stone Energy Corporation Amended and Restated Revised Annual Incentive Compensation Plan, dated November 14, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-12074)).

†10.6	Stone Energy Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.7	Adoption Agreement between Fidelity Management Trust Company and Stone Energy Corporation for the Stone Energy Corporation Deferred Compensation Plan dated December 1, 2004 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.8	Letter Agreement dated May 19, 2005 between Stone Energy Corporation and Kenneth H. Beer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 24, 2005 (File No. 001-12074)).

†10.9	Letter Agreement dated December 2, 2008 between Stone Energy Corporation and David H. Welch (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-12074)).

†10.10	Letter Agreement dated June 28, 2007 between Stone Energy Corporation and Richard L. Smith (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 2, 2007 (File No. 001-12074)).

10.11	$700,000,000 Third Amended and Restated Credit Agreement among Stone Energy Corporation as Borrower, Bank of America, N.A. as Administrative Agent and Issuing Bank, and the financial institutions named therein, dated April 26, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-12074)).

10.12	Amended and Restated Security Agreement, dated as of August 28, 2008, among Stone Energy Corporation and the other Debtors parties hereto in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-12074)).

†10.13	Stone Energy Corporation Executive Change of Control and Severance Plan (as amended and restated effective December 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2009 (File No. 001-12074)).

†10.14	Stone Energy Corporation Employee Change of Control Severance Plan (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

†10.15	Stone Energy Corporation Executive Change in Control Severance Policy (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

10.16	Form of Indemnification Agreement between Stone Energy Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 27, 2009 (File No. 001-12074)).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Netherland, Sewell & Associates, Inc.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*99.1	Report of Netherland, Sewell & Associates, Inc.

*	Filed or furnished herewith.
**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ENERGY CORPORATION

Date: February 27, 2012	By:	/s/ David H. Welch
David H. Welch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David H. Welch David H. Welch	President, Chief Executive Officer and Director	February 27, 2012
(principal executive officer)

/s/ Kenneth H. Beer	Executive Vice President and	February 27, 2012
Kenneth H. Beer	Chief Financial Officer (principal financial officer)

/s/ J. Kent Pierret	Senior Vice President, Chief	February 27, 2012
J. Kent Pierret	Accounting Officer and Treasurer (principal accounting officer)

/s/ George R. Christmas George R. Christmas	Director	February 27, 2012

/s/ B.J. Duplantis B.J. Duplantis	Director	February 27, 2012

/s/ Peter D. Kinnear Peter D. Kinnear	Director	February 27, 2012

/s/ John P. Laborde John P. Laborde	Director	February 27, 2012

/s/ Robert S. Murley Robert S. Murley	Director	February 27, 2012

/s/ Richard A. Pattarozzi Richard A. Pattarozzi	Director	February 27, 2012

/s/ Donald E. Powell Donald E. Powell	Director	February 27, 2012

/s/ Kay G. Priestly Kay G. Priestly	Director	February 27, 2012

/s/ Phyllis M. Taylor Phyllis M. Taylor	Director	February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Stone Energy Corporation

We have audited the accompanying consolidated balance sheets of Stone Energy Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity, and comprehensive income for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone Energy Corporation as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stone Energy Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 27, 2012

STONE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEET

(Amounts in thousands of dollars, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$38,451	$106,956
Restricted cash	—	5,500
Accounts receivable	118,139	88,529
Fair value of hedging contracts	25,177	12,955
Current income tax receivable	19,946	—
Deferred taxes	26,072	27,274
Inventory	4,643	6,465
Other current assets	791	768

Total current assets	233,219	248,447
Oil and gas properties, full cost method of accounting:
Proved	6,648,168	5,789,578
Less: accumulated depreciation, depletion and amortization	(5,174,729)	(4,804,949)

Net proved oil and gas properties	1,473,439	984,629
Unevaluated	401,609	413,180
Other property and equipment, net of accumulated depreciation of $24,263 and $22,467, respectively	11,172	10,722
Fair value of hedging contracts	22,543	—
Other assets, net of accumulated depreciation and amortization of $5,911 and $11,277, respectively	23,769	22,112

Total assets	$2,165,751	$1,679,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$102,946	$103,208
Undistributed oil and gas proceeds	27,328	10,037
Accrued interest	14,059	14,062
Fair value of hedging contracts	11,122	32,144
Asset retirement obligations	62,676	42,300
Current income tax payable	—	239
Other current liabilities	28,370	16,075

Total current liabilities	246,501	218,065
Long-term debt	620,000	575,000
Deferred taxes	247,835	99,227
Asset retirement obligations	363,103	331,620
Fair value of hedging contracts	815	3,606
Other long-term liabilities	19,668	21,215

Total liabilities	1,497,922	1,248,733

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 48,076,860 and 47,764,505 shares, respectively	481	478
Treasury stock (16,582 shares, respectively, at cost)	(860)	(860)
Additional paid-in capital	1,338,565	1,331,500
Accumulated deficit	(692,225)	(886,557)
Accumulated other comprehensive income (loss)	21,868	(14,204)

Total stockholders’ equity	667,829	430,357

Total liabilities and stockholders’ equity	$2,165,751	$1,679,090

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Operating revenue:
Oil production	$663,958	$417,948	$438,942
Gas production	195,243	233,055	272,353
Other operational income	3,938	5,916	4,326
Derivative income, net	1,418	3,265	3,061

Total operating revenue	864,557	660,184	718,682

Operating expenses:
Lease operating expenses	179,475	152,326	156,786
Other operational expenses	2,149	5,579	11,798
Production taxes	9,380	5,808	7,920
Depreciation, depletion and amortization	280,020	248,201	259,639
Write-down of oil and gas properties	—	—	508,989
Accretion expense	30,764	34,469	39,306
Salaries, general and administrative expenses	40,169	42,759	41,367
Incentive compensation expense	11,600	5,888	6,402

Total operating expenses	553,557	495,030	1,032,207

Income (loss) from operations	311,000	165,154	(313,525)

Other (income) expenses:
Interest expense	9,289	12,192	21,361
Interest income	(420)	(1,464)	(528)
Other income	(1,942)	(776)	(36)
Loss on early extinguishment of debt	607	1,820	—
Other expense	—	671	508

Total other expenses	7,534	12,443	21,305

Net income (loss) before income taxes	303,466	152,711	(334,830)

Provision (benefit) for income taxes:
Current	(20,386)	5,808	30,376
Deferred	129,520	50,474	(146,935)

Total income taxes	109,134	56,282	(116,559)

Net income (loss)	194,332	96,429	(218,271)
Less: Net income attributable to non-controlling interest	—	—	27

Net income (loss) attributable to Stone Energy Corporation	$194,332	$96,429	($218,298)

Basic earnings (loss) per share attributable to Stone Energy Corporation stockholders	$3.97	$1.99	($4.97)
Diluted earnings (loss) per share attributable to Stone Energy Corporation stockholders	$3.97	$1.99	($4.97)

Average shares outstanding	47,988	47,681	43,953
Average shares outstanding assuming dilution	48,030	47,706	43,953

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands of dollars)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$194,332	$96,429	($218,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	280,020	248,201	259,639
Write-down of oil and gas properties	—	—	508,989
Accretion expense	30,764	34,469	39,306
Deferred income tax provision (benefit)	129,520	50,474	(146,935)
Settlement of asset retirement obligations	(63,391)	(36,901)	(66,780)
Non-cash stock compensation expense	5,905	5,692	5,944
Excess tax benefits	(1,493)	(299)	(2)
Non-cash derivative (income) expense	(2,216)	(324)	5,142
Loss on early extinguishment of debt	607	1,820	—
Other non-cash expenses	306	1,837	10,971
Change in current income taxes	(19,451)	(10,871)	66,185
(Increase) decrease in accounts receivable	(19,600)	49,633	50,159
(Increase) decrease in other current assets	(66)	74	627
Decrease in inventory	1,619	2,123	17,561
Increase (decrease) in accounts payable	6,039	(773)	(10,200)
Increase (decrease) in other current liabilities	29,583	(18,088)	(14,431)
Other	(1,628)	1,298	(117)

Net cash provided by operating activities	570,850	424,794	507,787

Cash flows from investing activities:
Investment in oil and gas properties	(764,933)	(401,767)	(320,214)
Proceeds from sale of oil and gas properties, net of expenses	87,930	31,635	5,553
Sale of fixed assets	—	—	35
Investment in fixed and other assets	(2,247)	(2,949)	(1,412)
Acquisition of non-controlling interest in subsidiary	—	(1,007)	(41)

Net cash used in investing activities	(679,250)	(374,088)	(316,079)

Cash flows from financing activities:
Proceeds from bank borrowings	75,000	—	—
Repayments of bank borrowings	(30,000)	(175,000)	(250,000)
Redemption of senior subordinated notes	—	(200,503)	—
Proceeds from issuance of senior notes	—	375,000	—
Proceeds from stock offering, net of expenses	—	—	60,447
Deferred financing costs	(4,017)	(11,474)	(141)
Excess tax benefits	1,493	299	2
Purchase of treasury stock	—	—	(347)
Net payments for share based compensation	(2,581)	(1,365)	(513)

Net cash provided by (used in) financing activities	39,895	(13,043)	(190,552)

Net increase (decrease) in cash and cash equivalents	(68,505)	37,663	1,156
Cash and cash equivalents, beginning of year	106,956	69,293	68,137

Cash and cash equivalents, end of year	$38,451	$106,956	$69,293

Supplemental disclosures of cash flow information: Cash (paid) refunded during the year for:
Interest, net of amount capitalized	($9,808)	($8,760)	($20,623)
Income taxes	935	(26,525)	35,920

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands of dollars)

	Stone Energy Corporation Stockholders
	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2008	$394	($860)	$1,257,633	($764,688)	$84,912	$87	$577,478

Net income (loss)	—	—	—	(218,298)	—	27	(218,271)
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	(100,292)	—	(100,292)
Acquisition of non-controlling interest	—	—	73	—	—	(114)	(41)
Exercise of stock options and vesting of restricted stock	—	—	(514)	—	—	—	(514)
Amortization of stock compensation expense	—	—	8,845	—	—	—	8,845
Net tax deficit from stock option exercises and restricted stock vesting	—	—	(1,647)	—	—	—	(1,647)
Stock repurchase and cancellation	—	—	(346)	—	—	—	(346)
Issuance of common stock	81	—	60,366	—	—	—	60,447

Balance, December 31, 2009	475	(860)	1,324,410	(982,986)	(15,380)	—	325,659

Net income	—	—	—	96,429	—	—	96,429
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	1,176	—	1,176
Exercise of stock options and vesting of restricted stock	3	—	(1,370)	—	—	—	(1,367)
Amortization of stock compensation expense	—	—	8,462	—	—	—	8,462
Net tax deficit from stock option exercises and restricted stock vesting	—	—	(2)	—	—	—	(2)

Balance, December 31, 2010	478	(860)	1,331,500	(886,557)	(14,204)	—	430,357

Net income	—	—	—	194,332	—	—	194,332
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	36,072	—	36,072
Exercise of stock options and vesting of restricted stock	3	—	(2,584)	—	—	—	(2,581)
Amortization of stock compensation expense expense	—	—	8,914	—	—	—	8,914
Net tax benefit from stock option exercises and restricted stock vesting	—	—	735	—	—	—	735

Balance, December 31, 2011	$481	($860)	$1,338,565	($692,225)	$21,868	$—	$667,829

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Amounts in thousands of dollars)

	Year Ended December 31,
	2011	2010	2009
Net income (loss) attributable to Stone Energy Corporation	$194,332	$96,429	($218,298)
Other comprehensive income (loss) net of tax effect:
Adjustment for fair value accounting of derivatives	36,072	1,176	(100,292)

Comprehensive income (loss) attributable to Stone Energy Corporation	$230,404	$97,605	($318,590)

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of dollars, except per share and price amounts)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Stone Energy is an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties. We have been operating in the Gulf Coast Basin since our incorporation in 1993 and have established a technical and operational expertise in this area. More recently, we have expanded our reserve base outside of the conventional shelf of the Gulf of Mexico (“GOM”) and into the more prolific reserve basins of the GOM deep water and Gulf Coast deep gas as well as onshore oil and gas shale opportunities, including the Marcellus Shale in Appalachia. We were incorporated in 1993 as a Delaware corporation. Our corporate headquarters are located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508. We have additional offices in New Orleans, Louisiana, Houston, Texas and Morgantown, West Virginia.

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

Use of Estimates:

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion and amortization, unevaluated property costs, estimated future net cash flows from proved reserves, cost to abandon oil and gas properties, taxes, accruals of capitalized costs, operating costs and production revenue, capitalized general and administrative costs and interest, insurance recoveries, effectiveness and estimated fair value of derivative positions, the purchase price allocation on properties acquired, estimates of fair value in business combinations and contingencies.

Fair Value Measurements:

U.S. GAAP establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. As of December 31, 2011, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. Additionally, fair value concepts were applied in recording the acquisition of various deep water assets from BP Exploration & Production Inc. (“BP”) in December 2011.

Business Combinations:

Our acquisition in 2011 of various deep water assets from BP was accounted for according to the guidance provided in Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires application of the acquisition method. This methodology requires the recordation of net assets acquired and consideration transferred at fair value. Differences between the net fair value of assets acquired and consideration transferred are recorded as goodwill or a bargain purchase gain.

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

Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows (See Note 6 – Investment in Oil and Gas Properties).

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

Other Property and Equipment:

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

Earnings Per Common Share:

Under U.S. GAAP, certain instruments granted in share-based payment transactions are participating securities prior to vesting and are therefore required to be included in the earnings allocation in calculating earnings per share under the two-class method. Companies are required to treat unvested share-based payment awards with a right to receive non-forfeitable dividends as a separate class of securities in calculating earnings per share.

Production Revenue:

We recognize production revenue under the entitlement method of accounting. Under this method, revenue is deferred for deliveries in excess of our net revenue interest, while revenue is accrued for undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production.

Income Taxes:

Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures, including future abandonment costs, related to evaluated projects are capitalized and depreciated, depleted and amortized on the UOP method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion (for 2010 and 2011, special provisions allowed for current deductions for the cost of certain equipment). Generally, most other exploratory and development costs are charged to expense as incurred; however, we follow certain provisions of the Internal Revenue Code that allow capitalization of intangible drilling costs where management deems appropriate. Other financial and income tax reporting differences occur as a result of statutory depletion, different reporting methods for sales of oil and gas reserves in place, different reporting methods used in the capitalization of employee, general and administrative and interest expenses, and different reporting methods for stock-based compensation.

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

Stock-Based Compensation:

We record stock-based compensation based on the grant date fair value of issued stock options and restricted stock over the vesting period of the instrument. We utilize the Black-Scholes option pricing model to measure the fair value of stock options. The fair value of restricted shares is typically determined based on the average of our high and low stock prices on the grant date.

NOTE 2 — EARNINGS PER SHARE:

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Year Ended December 31,
	2011	2010	2009
Income (numerator):
Basic:
Net income (loss) attributable to Stone Energy Corporation	$194,332	$96,429	($218,298)
Net income attributable to participating securities	(3,670)	(1,559)	—

Net income (loss) attributable to common stock – basic	$190,662	$94,870	($218,298)

Diluted:
Net income (loss) attributable to Stone Energy Corporation	$194,332	$96,429	($218,298)
Net income attributable to participating securities	(3,667)	(1,558)	—

Net income (loss) attributable to common stock – diluted	$190,665	$94,871	($218,298)

Weighted average shares (denominator):
Weighted average shares - basic	47,988	47,681	43,953
Diluted effect of stock options	42	25	—

Weighted average shares - diluted	48,030	47,706	43,953

Basic income (loss) per common share	$3.97	$1.99	($4.97)

Diluted income (loss) per common share	$3.97	$1.99	($4.97)

Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 374,000 and 420,000 during the years ended December 31, 2011 and 2010, respectively. All outstanding stock options (approximately 495,000 shares) were considered antidilutive during the year ended December 31, 2009 because we had a net loss for the period.

During the years ended December 31, 2011, 2010 and 2009, approximately 312,000, 255,000 and 129,000 shares of common stock, respectively, were issued from authorized shares upon the vesting (lapse of forfeiture restrictions) of restricted stock by employees and nonemployee directors. During the year ended December 31, 2009, 100,000 shares of common stock were repurchased under our stock repurchase program. On June 10, 2009, 8,050,000 shares of common stock were issued in a public offering.

NOTE 3 — ACCOUNTS RECEIVABLE:

In our capacity as operator for our co-venturers, we incur drilling and other costs that we bill to the respective parties based on their working interests. We also receive payments for these billings and, in some cases, for billings in advance of incurring costs. Our accounts receivable are comprised of the following amounts:

	As of December 31,
	2011	2010
Other co-venturers	$8,890	$6,769
Trade	91,959	75,653
Insurance receivable	4,236	1,718
Unbilled accounts receivable	13,009	4,352
Other	45	37

	$118,139	$88,529

We have accrued insurance receivables to the extent we have concluded the insurance recovery is probable. The accrual only relates to costs previously recorded in our financial statements, including asset retirement obligations and repair expenses included in lease operating expenses.

NOTE 4 — CONCENTRATIONS:

Sales to Major Customers

Our production is sold on month-to-month contracts at prevailing prices. We obtain credit protections such as parental guarantees from certain of our purchasers. The following table identifies customers from whom we derived 10% or more of our total oil and gas revenue during the years ended:

	December 31,
	2011		2010	2009
Conoco, Inc.	28%		26%	27%
Hess Corporation	(a	)	11%	11%
Sequent Energy Management LP	(a	)	10%	13%
Shell Trading (US) Company	46%		40%	34%

(a) Less than 10 percent

The maximum amount of credit risk exposure at December 31, 2011 relating to these customers amounted to $69,914.

We believe that the loss of any of these purchasers would not result in a material adverse effect on our ability to market future oil and gas production.

Production and Reserve Volumes

Approximately 50% of our estimated proved reserves (unaudited) at December 31, 2011 and 97% of our production during 2011 were associated with our Gulf Coast Basin conventional shelf properties. Approximately 21% of our estimated proved reserves (unaudited) at December 31, 2011 were associated with our GOM deep water and deep shelf gas properties.

Cash and Cash Equivalents

A substantial portion of our cash balances are not federally insured. At December 31, 2011 approximately $5,551 was invested in the J.P. Morgan Prime Money Market Fund (Capital Shares). An additional $29,868 was in accounts at J.P. Morgan Chase & Co.

NOTE 5 — ACQUISITIONS AND DIVESTITURES:

Acquisitions

On December 28, 2011, we completed the acquisition of BP’s 75% operated working interest in the five block deep water Pompano field in Mississippi Canyon, a 51% operated working interest in the adjacent Mississippi Canyon block 29, a 50% non-operated working interest in the Mica field which ties back to the Pompano platform and a 75% interest in 23 deep water exploration leases located in the vicinity of the Pompano field. The acquisition was accounted for according to the guidance provided in ASC 805, Business Combinations, which requires application of the acquisition method. This methodology requires the recordation of net assets acquired and consideration transferred at fair value (see Note 8—Fair Value Measurements). Differences between the net fair value of assets acquired and consideration transferred are recorded as goodwill or a bargain purchase gain. The following represents the allocation of the recorded value of net assets acquired in the transaction. Consideration transferred in the transaction was $167,631 in cash, resulting in no goodwill or bargain purchase gain.

Proved oil and gas properties.	$208,680
Unevaluated oil and gas properties.	17,314
Asset retirement obligations.	(58,363)

Total fair value of net assets.	$167,631

The following unaudited summary pro forma combined statement of operations data of Stone for the years ended December 31, 2011 and 2010 has been prepared to give effect to the acquisition of the deep water assets from BP as if it had occurred on January 1, 2010. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2010 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

	Year Ended December 31,
	2011	2010
	(Unaudited)
Revenues	$1,007,376	$799,461
Income from operations	392,054	243,387
Net income	242,118	141,763
Basic earnings per share	$4.95	$2.93
Diluted earnings per share	$4.95	$2.92

In January 2011, we completed the acquisition of an additional 15% working interest in the Pyrenees project at a cost of approximately $14,974, bringing our ownership up to a 30% working interest. In December 2011, we completed the acquisition of a 25% non-operated working interest in the deep water Wideberth development project at a cost of approximately $31,000 and the assumption of approximately $1,078 of asset retirement obligations.

During the second half of 2011, we added approximately 10,000 net acres to our West Virginia leasehold position, including the acquisition of over 6,700 net acres from a single entity at a cost of approximately $19,000. During 2010, we acquired an approximate 26,000 net acre leasehold position in Appalachia from various landowners at a cost of approximately $74,334.

Divestitures

In the fourth quarter of 2011, we completed the sale of our non-operated interest in the Main Pass Block 296 and 311 fields to two separate parties for total cash consideration of approximately $80,381 and the assumption by the third parties of the associated asset retirement obligation of approximately $10,900. In April 2010, we divested our leasehold interest in approximately 7,000 acres in the Marcellus Shale for approximately $30,315. In the fourth quarter of 2010, we completed the sale of our interest in the Main Pass Block 41 Field for cash consideration of approximately $5,500. The estimated asset retirement obligation for this field was $632. The sales of these properties were accounted for as an adjustment of net capitalized costs with no gain or loss recognized.

NOTE 6 — INVESTMENT IN OIL AND GAS PROPERTIES:

The following table discloses certain financial data relative to our oil and gas producing activities located onshore and offshore the continental United States:

	$000,000,00	$000,000,00	$000,000,00
	Year Ended December 31,
	2011	2010	2009
Oil and gas properties, proved and unevaluated:
Balance, beginning of year	$6,202,758	$5,741,081	$5,409,770
Costs incurred during the year (capitalized):
Acquisition costs, net of sales of unevaluated properties	270,354	127,069	9,072
Exploratory costs	84,199	42,205	78,582
Development costs (1)	426,355	241,387	199,375
Salaries, general and administrative costs	24,430	20,521	19,107
Interest	42,033	30,783	25,573
Less: overhead reimbursements	(352)	(288)	(398)

Total costs incurred during the year, net of divestitures	847,019	461,677	331,311

Balance, end of year	$7,049,777	$6,202,758	$5,741,081

Accumulated depreciation, depletion and amortization (DD&A):
Balance, beginning of year	($4,804,949)	($4,555,372)	($3,781,600)
Provision for DD&A	(276,480)	(242,745)	(253,790)
Write-down of oil and gas properties	—	—	(508,989)
Sale of proved properties	(93,300)	(6,832)	(10,993)

Balance, end of year	($5,174,729)	($4,804,949)	($4,555,372)

Net capitalized costs, proved and unevaluated	$1,875,048	$1,397,809	$1,185,709

DD&A per Mcfe	$3.54	$3.18	$3.23

(1)	Includes asset retirement costs of $96,386, $56,444 and $78,387, respectively.

	$000,000,000,	$000,000,000,	$000,000,000,
Costs incurred during the year (expensed):
Lease operating expenses	$179,475	$152,326	$156,786
Production taxes	9,380	5,808	7,920
Accretion expense	30,764	34,469	39,306

Expensed costs	$219,619	$192,603	$204,012

At December 31, 2009, our ceiling test computation (See Note 1) resulted in a write-down of our U.S. oil and gas properties of $165,057 based on twelve-month average prices of $58.95 per barrel of oil and $3.49 per Mcf of natural gas. The benefit of hedges in place at December 31, 2009 reduced the write-down by $94,541. At March 31, 2009, our ceiling test computation resulted in a write-down of our U.S. oil and gas properties of $343,932 based on a March 31, 2009 gas price of $3.62 per Mcf and an oil price of $45.64 per barrel.

The following table discloses net costs incurred (evaluated) on our unevaluated properties:

	$000,000,000	$000,000,000	$000,000,000
	Year Ended December 31,
	2011	2010	2009
Unevaluated oil and gas properties:
Net costs incurred (evaluated) during year:
Acquisition costs	($2,397)	$42,664	($203,776)
Exploration costs	(51,207)	10,491	15,337
Capitalized interest	42,033	30,783	23,943

	($11,571)	$83,938	($164,496)

The following table discloses financial data associated with unevaluated costs at December 31, 2011:

	Balance as of December 31, 2011	Net Costs Incurred During the Year Ended December 31,
		2011	2010	2009	2008 and prior
Acquisition costs	$245,771	$61,496	$108,344	$9,603	$66,328
Exploration costs	99,542	55,931	9,658	33,953	—
Capitalized interest	56,296	19,232	28,226	5,002	3,836

Total unevaluated costs	$401,609	$136,659	$146,228	$48,558	$70,164

Approximately 80 specifically identified drilling projects are included in unevaluated costs at December 31, 2011 and are expected to be evaluated in the next four years. The excluded costs will be included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. Interest costs capitalized on unevaluated properties during the years ended December 31, 2011, 2010 and 2009 totaled $42,033, $30,783 and $23,943, respectively.

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

We have entered into fixed-price swaps with various counterparties for a portion of our expected 2012, 2013 and 2014 oil and natural gas production from the Gulf Coast Basin. Some of our fixed-price oil swap settlements are based on an average of the New York Mercantile Exchange (“NYMEX”) closing price for West Texas Intermediate (“WTI”) during the entire calendar month and some are based on the average of the Intercontinental Exchange (“ICE”) closing price for Brent crude oil during the entire calendar month. Our fixed-price gas swap settlements are based on the NYMEX price for the last day of a respective month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our fixed-price swap contracts for 2012, 2013 and 2014 are with J.P. Morgan Chase Bank, N.A., The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas, the Bank of Nova Scotia, Bank of America and Natixis.

During 2009, a portion of our oil and natural gas production was hedged with zero-premium collars. The natural gas collar settlements were based on an average of NYMEX prices for the last three days of a respective month. The oil collar settlements were based on an average of the NYMEX closing price for WTI during the entire calendar month. The collar contracts required payments to the counterparties if the average price was above the ceiling price or payment from the counterparties if the average price was below the floor price.

All of our derivative instruments at December 31, 2011 and December 31, 2010 were designated as effective cash flow hedges; however, during the years ended December 31, 2011, 2010 and 2009, certain of our derivative contracts were determined to be partially ineffective. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at December 31, 2011 and December 31, 2010.

Fair Value of Derivative Instruments at December 31, 2011
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$25,177	Current liabilities: Fair value of hedging contracts	($11,122)
	Long-term assets: Fair value of hedging contracts	22,543	Long-term liabilities: Fair value of hedging contracts	(815)

		$47,720		($11,937)

Fair Value of Derivative Instruments at December 31, 2010
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$12,955	Current liabilities: Fair value of hedging contracts	($32,144)
	Long-term assets: Fair value of hedging contracts	—	Long-term liabilities: Fair value of hedging contracts	(3,606)

		$12,955		($35,750)

The following table discloses the effect of derivative instruments in the statement of operations for the years ended December 31, 2011, 2010 and 2009.

The Effect of Derivative Instruments on the Statement of Operations for the Years Ended December 31, 2011, 2010 and 2009
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (a)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain Recognized in Income on Derivative (Ineffective Portion)
		Location		Location
	2011		2011		2011
Commodity contracts	$36,072	Operating revenue - oil/gas production	($13,274)	Derivative income, net	$1,418

Total	$36,072		($13,274)		$1,418

	2010		2010		2010
Commodity contracts	$1,176	Operating revenue - oil/gas production	$9,631	Derivative income, net	$3,265

Total	$1,176		$9,631		$3,265

	2009		2009		2009
Commodity contracts	($100,292)	Operating revenue - oil/gas production	$163,176	Derivative income, net	$3,061

Total	($100,292)		$163,176		$3,061

(a)	Net of related tax effect.

(b)	For the year ended December 31, 2011, effective hedging contracts decreased oil revenue by $32,706 and increased gas revenue by $19,432. For the year ended December 31, 2010, effective hedging contracts decreased oil revenue by $29,047 and increased gas revenue by $38,678. For the year ended December 31, 2009, effective hedging contracts increased oil revenue by $61,747 and increased gas revenue by $101,429.

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

At December 31, 2011, we had accumulated other comprehensive income of $21,868, net of tax, which related to the fair value of our swap contracts that were outstanding as of December 31, 2011. We believe that approximately $7,303 of the accumulated other comprehensive income will be reclassified into earnings in the next twelve months.

The following table illustrates our hedging positions for calendar years 2012, 2013 and 2014 as of February 21, 2012:

	Fixed-Price Swaps NYMEX (except where noted)
	Natural Gas		Oil
	Daily Volume (MMBtus/d)	Swap Price ($)	Daily Volume (Bbls/d)		Swap Price ($)
2012	10,000	5.035	1,000		90.30
2012	10,000	5.040	1,000		90.41
2012	10,000	5.050	1,000		90.45
2012			1,000		95.50
2012			2,000		97.60
2012			1,000		98.15
2012			1,000		100.00
2012			1,000		101.55
2012			1,000		104.25
2012			1,000	†	111.02

2013	10,000	5.270	1,000		94.45
2013	10,000	5.320	1,000		94.60
2013			1,000		97.15
2013			1,000		101.53
2013			1,000		103.00
2013			1,000		104.50
2013			1,000	†	107.30

2014			1,000	†	103.30

†	Brent oil contract

NOTE 8 – FAIR VALUE MEASUREMENTS:

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

As of December 31, 2011 and December 31, 2010, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for the credit risk of Stone and its counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy. For a more detailed description of our derivative instruments, see Note 7 - Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in money market funds, which are included within the Level 1 fair value hierarchy.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011:

	Fair Value Measurements at December 31, 2011
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5,551	$5,551	$—	$—
Hedging contracts	47,720	—	47,720	—

Total	$53,271	$5,551	$47,720	$—

	Fair Value Measurements at December 31, 2011
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hedging contracts	($11,937)	$—	($11,937)	$—

Total	($11,937)	$—	($11,937)	$—

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010:

	Fair Value Measurements at December 31, 2010
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,306	$7,306	$—	$—
Hedging contracts	12,955	—	12,955	—

Total	$20,261	$7,306	$12,955	$—

	Fair Value Measurements at December 31, 2010
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hedging contracts	($35,750)	$—	($35,750)	$—

Total	($35,750)	$—	($35,750)	$—

The fair value of cash and cash equivalents and our variable-rate bank debt approximated book value at December 31, 2011 and 2010. As of December 31, 2011 and 2010, the fair value of our $375,000 8 5/8% Senior Notes due 2017 was approximately $386,250 and $380,625, respectively. As of December 31, 2011 and 2010, the fair value of our $200,000 6 3/4% Senior Subordinated Notes due 2014 was approximately $199,000 and $197,000, respectively. The fair value of our outstanding notes was determined based upon quotes obtained from brokers.

We applied fair value concepts in the recording of deep water assets acquired from BP (see Note 5-Acquisitions and Divestitures). The fair value of proved and unevaluated oil and gas properties was estimated using a market approach. Significant inputs were market value comparisons for similar transactions within a one year period. These inputs were considered Level 3 inputs. Asset retirement obligations were determined in accordance with applicable accounting standards.

NOTE 9 — ASSET RETIREMENT OBLIGATIONS:

The change in our asset retirement obligations during 2011, 2010 and 2009 is set forth below:

	Year Ended December 31,
	2011	2010	2009
Asset retirement obligations as of the beginning of the year, including current portion	$373,920	$320,599	$275,628
Liabilities incurred	7,993	1,528	3,035
Liabilities settled	(63,226)	(36,392)	(67,858)
Liabilities assumed	59,441	—	—
Divestment of properties	(10,900)	(692)	(5,941)
Accretion expense	30,764	34,469	39,306
Revision of estimates	27,787	54,408	76,429

Asset retirement obligations as of the end of the year, including current portion	$425,779	$373,920	$320,599

NOTE 10 — INCOME TAXES:

An analysis of our deferred taxes follows:

	As of December 31,
	2011	2010
Tax effect of temporary differences:
Oil and gas properties – full cost	($381,413)	($224,624)
Asset retirement obligations	153,281	134,611
Stock compensation	4,962	4,932
Hedges	(12,882)	8,205
Alternative minimum tax credit carryforward	5,358	—
Other	8,931	4,923

	($221,763)	($71,953)

We estimate that we have an approximate $20,386 current federal income tax benefit for the year ended December 31, 2011. We have a $19,946 current income tax receivable at December 31, 2011.

A reconciliation between the statutory federal income tax rate and our effective income tax rate as a percentage of income before income taxes follows:

	Year Ended December 31,
	2011	2010	2009
Income tax expense computed at the statutory federal income tax rate	35.0%	35.0%	(35.0%)
Domestic production activities deduction	—	(0.6)	—
State taxes and other	1.1	2.6	0.2
Statutory depletion	(0.1)	(0.1)	—

Effective income tax rate	36.0%	36.9%	(34.8%)

In 2010 and 2009, we recognized a tax deduction for domestic production activities pursuant to Internal Revenue Code Section 199.

Income taxes allocated to accumulated other comprehensive income related to oil and gas hedges amounted to $20,290, $292 and ($54,003) for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, we had unrecognized tax benefits of $385 and $425, respectively. If recognized, all of our unrecognized tax benefits as of December 31, 2011 would impact our effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits follows:

Total unrecognized tax benefits as of December 31, 2010	$425
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during a prior period	—
Tax positions taken during the current period	—
Settlements with taxing authorities	(40)
Lapse of applicable statute of limitations	—

Total unrecognized tax benefits as of December 31, 2011	$385

Our unrecognized tax benefits pertain to proposed state income tax audit adjustments. We believe that our unrecognized tax benefits may be reduced to zero within the next 12 months upon completion and ultimate settlement of the state examinations.

It is our policy to classify interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. We have recognized $25, ($1,157) and $3,171 of interest expense related to uncertain tax positions for the years ended December 31, 2011, 2010 and 2009, respectively. We have not recognized any penalties in connection with our uncertain tax positions. The liabilities for unrecognized tax benefits and accrued interest payable are components of other current liabilities on our balance sheet.

The tax years 2008 through 2010 remain subject to examination by major tax jurisdictions.

NOTE 11 — LONG-TERM DEBT:

Long-term debt consisted of the following:

	As of December 31,
	2011	2010
6 3/4% Senior Subordinated Notes due 2014	$200,000	$200,000
8 5/8% Senior Notes due 2017	375,000	375,000
Bank debt	45,000	—

Total long-term debt	$620,000	$575,000

Bank Debt

On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700,000 through a syndicated bank group, replacing our previous $700,000 facility. The credit facility matures on September 15, 2014. However, if the notes issued under our 2004 indenture are retired on or before April 15, 2014, the credit facility then matures on April 26, 2015. Our initial borrowing base under the credit facility was set at $400,000. On October 31, 2011, the bank group reaffirmed the existing borrowing base at $400,000. On December 31, 2011, we had $45,000 of outstanding borrowings under our bank credit facility, letters of credit totaling $61,145 had been issued pursuant to the facility, and the weighted average interest rate under the bank credit facility was 4.25%. As of February 21, 2012, we had $70,000 of outstanding borrowings under our bank credit facility and letters of credit totaling $27,145 had been issued pursuant to the facility, leaving $302,855 of availability under the facility.

The borrowing base under our bank credit facility is redetermined by the lenders semi-annually, typically on May 1 and November 1, taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. If a reduction in our borrowing base were to fall below any outstanding balances under the credit facility plus any outstanding letters of credit, our agreement with the banks allows us one or more of three options to cure the borrowing base deficiency: (1) repay amounts outstanding sufficient to cure the deficiency within 10 days after our written election to do so; (2) add additional oil and gas properties acceptable to the banks to the borrowing base and take such actions necessary to grant the banks a mortgage in the properties within thirty days after our written election to do so or (3) arrange to pay the deficiency in five equal monthly installments.

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

Under the financial covenants of our bank credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (ii) maintain a ratio of consolidated EBITDA to consolidated Net Interest Expense, as defined in the credit agreement, for the preceding four quarterly periods of not less than 3.0 to 1.0. As of December 31, 2011, our debt to EBITDA Ratio was 1.09 to 1 and our EBITDA to consolidated Net Interest Expense Ratio was approximately 70.37 to 1. In addition, our bank credit facility includes certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases. These covenants also restrict our ability to prepay other indebtedness under certain circumstances.

Senior Notes

On January 26, 2010, we completed a public offering of $275,000 aggregate principal amount of 8 5/8% Senior Notes due 2017 (the “2017 Notes”), which are fully and unconditionally guaranteed on a senior unsecured basis by Stone Offshore and by certain future restricted subsidiaries of Stone. The net proceeds from the offering after deducting underwriting discounts, commissions, fees and expenses totaled $265,299. On November 17, 2010, we completed a public offering of an additional $100,000 aggregate principal amount of our 2017 Notes. The net proceeds from this offering after deducting underwriting discounts, commissions, fees and expenses totaled approximately $98,227. The 2017 Notes rank equally in right of payment with all of our existing and future senior debt, and rank senior in right of payment to all of our existing and future subordinated debt, including our outstanding senior subordinated notes. The 2017 Notes mature on February 1, 2017, and interest is payable on each February 1 and August 1, commencing on August 1, 2010. We may, at our option, redeem all or part of the 2017 Notes at any time prior to February 1, 2014 at a make-whole redemption price, and at any time on or after February 1, 2014 at fixed redemption prices. In addition, prior to February 1, 2013, we may, at our option, redeem up to 35% of the 2017 Notes with the cash proceeds of certain equity offerings. The 2017 Notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the 2017 Notes a right to accelerate payment. At December 31, 2011, $13,477 had been accrued in connection with the February 1, 2012 interest payment.

Senior Subordinated Notes

On December 15, 2004, we issued $200,000 6 3/4% Senior Subordinated Notes due 2014 (the “2014 Notes”). The 2014 Notes were sold at par value and we received net proceeds of $195,500. The 2014 Notes are subordinated to our senior unsecured credit facility. There is no sinking fund requirement. Beginning December 15, 2009, the 2014 Notes are redeemable at our option, in whole or in part, at 103.375% of their principal amount and thereafter at prices declining annually to 100% on and after December 15, 2012. The 2014 Notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the 2014 Notes a right to accelerate payment. At December 31, 2011, $563 had been accrued in connection with the June 15, 2012 interest payment. On August 28, 2008, we entered into a supplemental indenture governing the terms of our 2014 Notes. The 2014 Notes are now guaranteed by Stone Offshore on an unsecured senior subordinated basis.

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

Deferred Financing Cost and Interest Cost

Other assets at December 31, 2011 and 2010 included approximately $14,437 and $14,764, respectively, of deferred financing costs, net of accumulated amortization. These costs at December 31, 2011 related primarily to the issuance of the 2017 Notes, the 2014 Notes and our bank credit facility. The costs associated with the 2017 Notes and the 2014 Notes are being amortized over the life of the notes using a method that applies effective interest rates of 8.8% and 7.1%, respectively. The costs associated with our bank credit facility are being amortized over the term of the facility.

Total interest cost incurred, before capitalization, on all obligations for the years ended December 31, 2011, 2010 and 2009 was $51,322, $42,975 and $46,934 respectively.

NOTE 12 — STOCK-BASED COMPENSATION:

We record stock compensation expense under U.S. GAAP for stock options and other equity-based compensation awards based on the fair value on the date of grant. Compensation expense for equity-based compensation awards is recognized in our financial statements over the vesting period of the award.

For the year ended December 31, 2011, we incurred $8,914 of stock based compensation, of which $8,796 related to restricted stock issuances, $118 related to stock option grants and of which a total of approximately $3,010 was capitalized into oil and gas properties. For the year ended December 31, 2010, we incurred $8,462 of stock based compensation, of which $8,263 related to restricted stock issuances, $199 related to stock option grants and of which a total of approximately $2,775 was capitalized into oil and gas properties. For the year ended December 31, 2009, we incurred $8,845 of stock based compensation, of which $7,624 related to restricted stock issuances, $1,221 related to stock option grants and of which a total of approximately $2,901 was capitalized into oil and gas properties. Because of the non-cash nature of stock based compensation, the expensed portion of stock based compensation is added back to the net income (loss) in arriving at net cash provided by operating activities in our statement of cash flows. The capitalized portion is not included in net cash used in investing activities.

Under our 2009 Amended and Restated Stock Incentive Plan (the “2009 Plan”), we may grant both incentive stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options to all employees and directors. All such options must have an exercise price of not less than the fair market value of the common stock on the date of grant and may not be re-priced without stockholder approval. Stock options to all employees vest ratably over a five-year service-vesting period and expire ten years subsequent to award. Stock options issued to non-employee directors vest ratably over a three-year service-vesting period and expire ten years subsequent to award. In addition, the 2009 Plan provides that shares available under the 2009 Plan may be granted as restricted stock. Restricted stock typically vests over a one to three-year period.

Stock Options. There were no stock option grants during the years ended December 31, 2011 or 2010, and stock options granted during the year ended December 31, 2009 were immaterial.

A summary of stock option activity under the Plan during the year ended December 31, 2011 is as follows (amounts in table represent actual values except where indicated otherwise):

	Number of Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Term	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of period	484,694	$39.43
Granted	—	—
Exercised	—	—
Forfeited	(13,300)	37.98
Expired	(33,000)	48.85

Options outstanding, end of period	438,394	38.76	3.6 years	$1,143

Options exercisable, end of period	378,710	41.66	3.1 years	457

Options unvested, end of period	59,684	20.36	6.1 years	686

Exercise prices for stock options outstanding at December 31, 2011 range from $6.97 to $53.20.

A summary of stock option activity under the Plan during the year ended December 31, 2010 is as follows (amounts in table represent actual values except where indicated otherwise):

	Number of Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Term	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of period	495,283	$39.61
Granted	—	—
Exercised	—	—
Forfeited	(6,190)	40.85
Expired	(4,399)	57.76

Options outstanding, end of period	484,694	39.43	3.8 years	$880

Options exercisable, end of period	396,115	43.21	3.4 years	176

Options unvested, end of period	88,579	22.50	6.9 years	704

A summary of stock option activity under the Plan during the year ended December 31, 2009 is as follows (amounts in table represent actual values except where indicated otherwise):

	Number of Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Term	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of period	510,779	$45.21
Granted	64,474	8.64
Exercised	—	—
Forfeited	(14,470)	33.59
Expired	(65,500)	54.15

Options outstanding, end of period	495,283	39.61	4.7 years	$607

Options exercisable, end of period	363,709	44.40	4.1 years	—

Options unvested, end of period	131,574	26.37	7.3 years	607

Restricted Stock. The fair value of restricted shares is typically determined based on the average of our high and low stock prices on the grant date. During the year ended December 31, 2011, we issued 597,062 shares of restricted stock valued at $14,100. During the year ended December 31, 2010, we issued 395,869 shares of restricted stock valued at $6,251. During the year ended December 31, 2009, we issued 538,635 shares of restricted stock valued at $5,831.

A summary of the restricted stock activity under the Plan for the years ended December 31, 2011, 2010 and 2009 is as follows (amounts in table represent actual values):

	2011		2010		2009
	Number of Restricted Shares	Wgtd. Avg. Fair Value Per Share	Number of Restricted Shares	Wgtd. Avg. Fair Value Per Share	Number of Restricted Shares	Wgtd. Avg. Fair Value Per Share
Restricted stock outstanding, beginning of period	783,606	$17.24	751,437	$20.68	408,383	$43.31
Issuances	597,062	23.62	395,869	15.79	538,635	10.83
Lapse of restrictions	(419,543)	19.91	(343,657)	23.09	(177,123)	41.73
Forfeitures	(37,385)	18.92	(20,043)	18.07	(18,458)	26.74

Restricted stock outstanding, end of period	923,740	$20.08	783,606	$17.24	751,437	$20.68

As of December 31, 2011, there was $11,541 of unrecognized compensation cost related to all non-vested share-based compensation arrangements under the Plan. That cost is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 1.8 years.

Under U.S. GAAP, if tax deductions exceed book compensation expense, then excess tax benefits are credited to additional paid-in capital to the extent realized. If book compensation expense exceeds tax deductions, the tax deficit results in either a reduction in additional paid-in capital or an increase in income tax expense depending on certain circumstances. Adjustments to additional paid-in capital related to the net tax effect of stock option exercises and restricted stock vesting were $735, ($2) and ($1,647) in 2011, 2010 and 2009, respectively.

NOTE 13 — SHARE REPURCHASE PROGRAM:

On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100,000. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through December 31, 2011, 300,000 shares had been repurchased under this program at a total cost of $7,071, or an average price of $23.57 per share. During the years ended December 31, 2009 and 2008, respectively, 100,000 shares and 200,000 shares were repurchased under this program. No shares were repurchased during the years ended December 31, 2011 and 2010.

NOTE 14 — COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease office facilities in Lafayette and New Orleans, Louisiana, Houston, Texas and Morgantown, West Virginia under the terms of long-term, non-cancelable leases expiring on various dates through 2015. We also lease certain equipment on our oil and gas properties typically on a month-to-month basis. The minimum net annual commitments under all leases, subleases and contracts with non-cancelable terms in excess of 12 months at December 31, 2011 were as follows:

2012	$723
2013	611
2014	229
2015	212

Payments related to our lease obligations for the years ended December 31, 2011, 2010 and 2009 were approximately $446, $703 and $738, respectively.

Other Commitments

We are contingently liable to surety insurance companies in the amount of $90,652 relative to bonds issued on our behalf to the Bureau of Ocean Energy Management (“BOEM”), federal and state agencies and certain third parties from which we purchased oil and gas working interests. The bonds represent guarantees by the surety insurance companies that we will operate in accordance with applicable rules and regulations and perform certain plugging and abandonment obligations as specified by applicable working interest purchase and sale agreements.

In connection with our exploration and development efforts, we are contractually committed to the use of drilling rigs and the acquisition of seismic data in the aggregate amount of $59,276 to be incurred over the next three years.

The Oil Pollution Act of 1990 (“OPA”) imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under OPA and a final rule adopted by the BOEM in August 1998, responsible parties of covered offshore facilities that have a worst case oil spill of more than 1,000 barrels must demonstrate financial responsibility in amounts ranging from at least $10,000 in specified state waters to at least $35,000 in Outer Continental Shelf (“OCS”) waters, with higher amounts of up to $150,000 in certain limited circumstances where the BOEM believes such a level is justified by the risks posed by the operations, or if the worst case oil-spill discharge volume possible at the facility may exceed the applicable threshold volumes specified under the BOEM’s final rule. We do not anticipate that we will experience any difficulty in continuing to satisfy the BOEM’s requirements for demonstrating financial responsibility under OPA and the BOEM’s regulations.

Litigation

We are also named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.

Franchise Tax Action. We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due. In addition, we have received preliminary assessments from the LDR for additional franchise taxes resulting from audits of Stone and other subsidiaries. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the OCS, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. Total asserted claims plus estimated accrued interest amount to approximately $30,111. The franchise tax years 2010 and 2011 for Stone remain subject to examination, which potentially exposes us to additional estimated assessments of $3,276 including accrued interest. We estimate the potential range of loss upon resolution of this matter to be between $0 and $34,000.

Lafourche Parish, Louisiana, Landowner Action. In December 2008, Stephen E. Coignet, et al., filed civil action No. 110741 in the 17th Judicial District Court, Lafourche Parish, Louisiana, against Stone. Plaintiffs have since filed three supplemental petitions, including a third supplemental and restated petition on October 25, 2010. Plaintiffs are landowners of approximately sixty acres that are subject to mineral leases in favor of Stone. Plaintiffs alleged that Stone conducted its mineral operations imprudently resulting in damages to plaintiffs. The Company disagreed with plaintiffs’ contentions. In October 2011, the parties agreed to a settlement of all claims asserted in this action, and the settlement was effected on January 31, 2012. The settlement was accrued in the quarter ended September 30, 2011 and did not have a material impact on our financial position or results of operations.

NOTE 15 — EMPLOYEE BENEFIT PLANS:

We have entered into deferred compensation and disability agreements with certain of our officers and former officers. We have purchased a split-dollar life insurance policy to provide certain retirement and death benefits for one of our officers and death benefits payable to us. The aggregate death benefit of the policy was $446 at December 31, 2011, of which $325 was payable to the officer or his beneficiaries and $121 was payable to us. Total cash surrender value of the policy, net of related surrender charges at December 31, 2011, was approximately $26 and is recorded in other assets. The benefits under the deferred compensation agreements vest after certain periods of employment, and at December 31, 2011, the liability for such vested benefits was approximately $1,009 and is recorded in other long-term liabilities.

The following is a brief description of each incentive compensation plan applicable to our employees:

Annual Cash Incentive Compensation Plan

The Amended and Restated Revised Annual Incentive Compensation Plan, which was adopted in November 2007, provides for annual cash incentive bonuses that are tied to the achievement of certain strategic objectives as defined by our board of directors on an annual basis. Stone incurred expenses of $11,600, $5,888, and $6,402, net of amounts capitalized, for each of the years ended December 31, 2011, 2010 and 2009, respectively, related to incentive compensation bonuses to be paid under the revised plan.

Stock Incentive Plans

At the 2011 Annual Meeting of Stockholders, the stockholders approved the First Amendment (the “First Amendment”) to the Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (the “2009 Plan”). The First Amendment increases the number of shares of common stock that Stone may issue under the 2009 Plan, and the number of shares of common stock that may be issued under the 2009 Plan through incentive stock options by 2,800,000 shares, effective May 20, 2011. The 2009 Plan is an amendment and restatement of the company’s 2004 Amended and Restated Stock Incentive Plan (the “2004 Plan”) and it supersedes and replaces in its entirety the 2004 Plan. The 2009 Plan provides for the granting of incentive stock options and restricted stock awards or any combination as is best suited to the circumstances of the particular employee or nonemployee director. The 2009 Plan eliminates the automatic grant of stock options or restricted stock awards to Nonemployee Directors that was provided for in the 2004 Plan so that awards under the 2009 Plan are entirely at the discretion of the Board of Directors. Under the 2009 Plan, we may grant both incentive stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options to all employees and directors. All such options must have an exercise price of not less than the fair market value of the common stock on the date of grant and may not be re-priced without stockholder approval. Stock options to all employees vest ratably over a five-year service-vesting period and expire ten years subsequent to award. Stock options issued to non-employee directors vest ratably over a three-year service-vesting period and expire ten years subsequent to award. In addition, the 2009 Plan provides that shares available under the 2009 Plan may be granted as restricted stock. Restricted stock grants typically vest in one to three years at the discretion of the Compensation Committee of the board of directors. At December 31, 2011, we had approximately 3,305,141 additional shares available for issuance pursuant to the Plan.

401(k) and Deferred Compensation Plans

The Stone Energy 401(k) Profit Sharing Plan provides eligible employees with the option to defer receipt of a portion of their compensation and we may, at our discretion, match a portion or all of the employee’s deferral. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the directions of each employee. An employee is 20% vested in matching contributions (if any) for each year of service and is fully vested upon five years of service. For the years ended December 31, 2011, 2010 and 2009, Stone contributed $1,435, $1,301 and $1,161, respectively, to the plan.

The Stone Energy Corporation Deferred Compensation Plan provides eligible executives and employees with the option to defer up to 100% of their compensation for a calendar year and we may, at our discretion, match a portion or all of the participant’s deferral based upon a percentage determined by the board of directors. To date there have been no matching contributions made by Stone. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the direction of each participant. At December 31, 2011 and 2010, plan assets of $6,410 and $6,314, respectively, were included in other assets. An equal amount of plan liabilities were included in other long-term liabilities.

Change of Control and Severance Plans

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

NOTE 16 — OIL AND GAS RESERVE INFORMATION – UNAUDITED:

Our estimated net proved oil and gas reserves at December 31, 2011 have been prepared in accordance with guidelines established by the SEC. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates. In December 2008, the SEC issued a final rule, “Modernization of Oil and Gas Reporting,” which adopted revisions to the SEC’s oil and gas reporting requirements. Among other things, the revisions: (1) replaced the single-day year-end pricing with a twelve-month average pricing assumption; (2) permit the reporting of probable and possible reserves in addition to the existing requirement to disclose proved reserves; (3) allow the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; (4) require the disclosure of the independence and qualifications of third party preparers of reserves; and (5) require the filing of reports when a third party is relied upon to prepare or audit reserve estimates. We were required to adopt the provisions of the new rule as of December 31, 2009. In January 2010, the FASB issued its final standard on oil and gas reserves estimation and disclosures aligning its requirements with the SEC’s final rule. The new rules were considered a change in accounting principle that is inseparable from a change in accounting estimate, which did not require retroactive revision.

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

The following table sets forth an analysis of the estimated quantities of net proved and proved developed oil (including condensate) and natural gas reserves, all of which are located onshore and offshore the continental United States. Estimated proved oil and natural gas reserves at December 31, 2011, 2010 and 2009 are prepared in accordance with the SEC’s new rule, “Modernization of Oil and Gas Reporting”.

	Oil (MBbls)	Natural Gas (MMcf)	Oil and Natural Gas (MMcfe)
Estimated proved reserves as of December 31, 2008	36,564	299,554	518,935
Revisions of previous estimates	1,964	(53,423)	(41,636)
Extensions, discoveries and other additions	417	12,198	14,703
Sale of reserves	(402)	(300)	(2,714)
Production	(6,207)	(41,335)	(78,577)

Estimated proved reserves as of December 31, 2009	32,336	216,694	410,711
Revisions of previous estimates	3,299	13,439	33,231
Extensions, discoveries and other additions	2,668	82,846	98,854
Purchase of producing properties	637	3,816	7,637
Sale of reserves	(23)	(153)	(289)
Production	(5,714)	(41,937)	(76,221)

Estimated proved reserves as of December 31, 2010	33,203	274,705	473,923
Revisions of previous estimates	2,988	(23,801)	(5,869)
Extensions, discoveries and other additions	3,544	93,520	114,784
Purchase of producing properties	14,396	24,595	110,971
Sale of reserves	(1,950)	(2,150)	(13,850)
Production	(6,427)	(39,517)	(78,079)

Estimated proved reserves as of December 31, 2011	45,754	327,352	601,880

Estimated proved developed reserves:
as of December 31, 2009	24,380	172,452	318,729

as of December 31, 2010	25,000	174,876	324,876

as of December 31, 2011	31,026	174,067	360,224

The following narrative provides the reasons for the significant changes in the quantities of our estimated proved reserves by year.

Year Ended December 31, 2011. Extensions, discoveries and other additions were primarily the result of our Appalachia drilling program (94 Bcfe), our deep gas development project at LaPosada (11 Bcfe) and our GOM drilling program at Mississippi Canyon Block 109 (6 Bcfe). Purchase of producing properties primarily relates to our acquisition of the Pompano and Mica fields (102 Bcfe) and our acquisition of an additional 15% working interest in the Pyrenees project (6 Bcfe). Sale of reserves primarily relates to the sale of our non-operated interest in the Main Pass Block 296 and 311 fields (13 Bcfe).

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

The following tables present the standardized measure of future net cash flows related to estimated proved oil and gas reserves together with changes therein, including a reduction for estimated plugging and abandonment costs that are also reflected as a liability on the balance sheet at December 31, 2011. You should not assume that the future net cash flows or the discounted future net cash flows, referred to in the tables below, represent the fair value of our estimated oil and gas reserves. Prior to December 31, 2009, we were required to determine estimated future net cash flows using period-end market prices for oil and gas without considering hedge contracts in place at the end of the period. Effective December 31, 2009, the SEC issued a final rule which changed prices used in reserves calculations. Prices are no longer based on a single-day, period-end price. Rather, they are now based on either the preceding 12-months’ average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements. The 2011 average 12-month oil and gas prices net of differentials were $100.97 per barrel of oil and $4.74 per Mcf of gas. The 2010 average 12-month oil and gas prices net of differentials were $77.68 per barrel of oil and $4.46 per Mcf of gas. The 2009 average 12-month oil and gas prices net of differentials were $58.95 per barrel of oil and $3.49 per Mcf of gas. Future production and development costs are based on current costs with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.

	Standardized Measure Year Ended December 31,
	2011	2010	2009
Future cash inflows	$6,171,279	$3,803,004	$2,663,285
Future production costs	(1,747,806)	(1,191,718)	(950,434)
Future development costs	(1,219,214)	(907,956)	(912,500)
Future income taxes	(852,364)	(330,651)	(38,845)

Future net cash flows	2,351,895	1,372,679	761,506
10% annual discount	(808,933)	(415,050)	(146,519)

Standardized measure of discounted future net cash flows	$1,542,962	$957,629	$614,987

	Changes in Standardized Measure Year Ended December 31,
	2011	2010	2009
Standardized measure at beginning of year	$957,629	$614,987	$793,104
Sales and transfers of oil and gas produced, net of production costs	(670,347)	(487,418)	(546,737)
Changes in price, net of future production costs	502,324	485,272	284,504
Extensions and discoveries, net of future production and development costs	293,168	270,629	21,249
Changes in estimated future development costs, net of development costs incurred during the period	97,852	119,986	183,058
Revisions of quantity estimates	(27,854)	147,509	(150,609)
Accretion of discount	118,722	64,836	79,904
Net change in income taxes	(300,363)	(196,219)	(27,436)
Purchases of reserves in-place	567,286	21,264	—
Sales of reserves in-place	(36,278)	1,424	3,152
Changes in production rates due to timing and other	40,823	(84,641)	(25,202)

Net increase (decrease) in standardized measure	585,333	342,642	(178,117)

Standardized measure at end of year	$1,542,962	$957,629	$614,987

NOTE 17 — SUMMARIZED QUARTERLY FINANCIAL INFORMATION – UNAUDITED:

The results of operations by quarter are as follows:

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenue	$198,738	$234,132	$213,007	$222,742
Income from operations	64,752	92,155	80,694	73,399
Net income attributable to Stone Energy	39,792	57,196	51,821	45,523
Basic earnings per share attributable to Stone Energy Corporation stockholders	$0.81	$1.17	$1.06	$0.93
Diluted earnings per share attributable to Stone Energy Corporation stockholders	$0.81	$1.17	$1.06	$0.93

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenue	$166,235	$167,638	$155,417	$171,447
Income from operations	45,392	44,107	34,555	41,100
Net income attributable to Stone Energy	25,418	27,872	19,382	23,757
Basic earnings per share attributable to Stone Energy Corporation stockholders	$0.52	$0.57	$0.40	$0.49
Diluted earnings per share attributable to Stone Energy Corporation stockholders	$0.52	$0.57	$0.40	$0.49

NOTE 18 – GUARANTOR FINANCIAL STATEMENTS:

Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 6 3/4% Senior Subordinated Notes due 2014 and our 8 5/8% Senior Notes due 2017. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents consolidating financial information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$37,389	$926	$136	$—	$38,451
Accounts receivable	36,463	81,452	1,353	(1,129)	118,139
Fair value of hedging contracts	—	25,177	—	—	25,177
Current income tax receivable	19,946	—	—	—	19,946
Deferred taxes *	8,269	17,803	—	—	26,072
Inventory	4,360	283	—	—	4,643
Other current assets	791	—	—	—	791

Total current assets	107,218	125,641	1,489	(1,129)	233,219
Oil and gas properties, full cost method:
Proved, net	387,554	1,083,192	2,693	—	1,473,439
Unevaluated	246,269	155,340	—	—	401,609
Other property and equipment, net	11,172	—	—	—	11,172
Fair value of hedging contracts	—	22,543	—	—	22,543
Other assets, net	20,873	2,896	—	—	23,769
Investment in subsidiary	733,533	(273)	—	(733,260)	—

Total assets	$1,506,619	$1,389,339	$4,182	($734,389)	$2,165,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$78,170	$25,866	$39	($1,129)	$102,946
Undistributed oil and gas proceeds	26,036	1,292	—	—	27,328
Accrued interest	14,059	—	—	—	14,059
Fair value of hedging contracts	—	11,122	—	—	11,122
Asset retirement obligations	—	62,676	—	—	62,676
Other current liabilities	22,974	5,396	—	—	28,370

Total current liabilities	141,239	106,352	39	(1,129)	246,501
Long-term debt	620,000	—	—	—	620,000
Deferred taxes *	56,970	190,865	—	—	247,835
Asset retirement obligations	7,626	351,061	4,416	—	363,103
Fair value of hedging contracts	—	815	—	—	815
Other long-term liabilities	12,955	6,713	—	—	19,668

Total liabilities	838,790	655,806	4,455	(1,129)	1,497,922

Commitments and contingencies
Stockholders’ equity:
Common stock	481	—	—	—	481
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,338,565	1,724,232	1,639	(1,725,871)	1,338,565
Accumulated earnings (deficit)	(692,225)	(1,012,567)	(1,912)	1,014,479	(692,225)
Accumulated other comprehensive income (loss)	21,868	21,868	—	(21,868)	21,868

Total stockholders’ equity	667,829	733,533	(273)	(733,260)	667,829

Total liabilities and stockholders’ equity	$1,506,619	$1,389,339	$4,182	($734,389)	$2,165,751

* Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$105,115	$1,659	$182	$—	$106,956
Restricted cash	5,500	—	—	—	5,500
Accounts receivable	26,760	61,560	902	(693)	88,529
Fair value of hedging contracts	12,955	—	—	—	12,955
Deferred taxes *	27,274	—	—	—	27,274
Inventory	6,168	297	—	—	6,465
Other current assets	753	15	—	—	768

Total current assets	184,525	63,531	1,084	(693)	248,447
Oil and gas properties, full cost method:
Proved, net	260,434	720,309	3,886	—	984,629
Unevaluated	337,725	75,455	—	—	413,180
Other property and equipment, net	10,722	—	—	—	10,722
Other assets, net	22,112	—	—	—	22,112
Investment in subsidiary	427,273	1,561	—	(428,834)	—

Total assets	$1,242,791	$860,856	$4,970	($429,527)	$1,679,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$60,019	$43,881	$—	($692)	$103,208
Undistributed oil and gas proceeds	9,491	546	—	—	10,037
Accrued interest	14,062	—	—	—	14,062
Fair value of hedging contracts	32,144	—	—	—	32,144
Asset retirement obligations	—	42,300	—	—	42,300
Current income tax payable	239	—	—	—	239
Other current liabilities	16,075	—	—	—	16,075

Total current liabilities	132,030	86,727	—	(692)	218,065
Long-term debt	575,000	—	—	—	575,000
Deferred taxes *	(41,804)	141,031	—	—	99,227
Asset retirement obligations	129,100	198,105	4,415	—	331,620
Fair value of hedging contracts	3,606	—	—	—	3,606
Other long-term liabilities	14,502	6,713	—	—	21,215

Total liabilities	812,434	432,576	4,415	(692)	1,248,733

Commitments and contingencies
Stockholders’ equity:
Common stock	478	—	—	—	478
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,331,500	1,673,598	1,640	(1,675,238)	1,331,500
Accumulated earnings (deficit)	(886,557)	(1,245,318)	(1,085)	1,246,403	(886,557)
Accumulated other comprehensive loss	(14,204)	—	—	—	(14,204)

Total stockholders’ equity	430,357	428,280	555	(428,835)	430,357

Total liabilities and stockholders’ equity	$1,242,791	$860,856	$4,970	($429,527)	$1,679,090

* Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$5,675	$658,283	$—	$—	$663,958
Gas production	19,470	175,773	—	—	195,243
Other operational income	3,085	249	604	—	3,938
Derivative income, net	—	1,418	—	—	1,418

Total operating revenue	28,230	835,723	604	—	864,557

Operating expenses:
Lease operating expenses	6,632	172,612	231	—	179,475
Other operational expenses	1,404	745	—	—	2,149
Production taxes	1,434	7,946	—	—	9,380
Depreciation, depletion, amortization	17,860	261,326	834	—	280,020
Accretion expense	15	30,385	364	—	30,764
Salaries, general and administrative	40,073	94	2	—	40,169
Incentive compensation expense	11,600	—	—	—	11,600

Total operating expenses	79,018	473,108	1,431	—	553,557

Income (loss) from operations	(50,788)	362,615	(827)	—	311,000

Other (income) expenses:
Interest expense	9,043	246	—	—	9,289
Interest income	(178)	(242)	—	—	(420)
Other (income) expense, net	(52)	(1,890)	—	—	(1,942)
Loss on early extinguishment of debt	607	—	—	—	607
(Income) loss from investment in subsidiaries	(232,751)	827	—	231,924	—

Total other (income) expenses	(223,331)	(1,059)	—	231,924	7,534

Income (loss) before taxes	172,543	363,674	(827)	(231,924)	303,466

Provision (benefit) for income taxes:
Current	(20,386)	—	—	—	(20,386)
Deferred	(1,403)	130,923	—	—	129,520

Total income taxes	(21,789)	130,923	—	—	109,134

Net income (loss)	$194,332	$232,751	($827)	($231,924)	$194,332

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$51,357	$366,591	$—	$—	$417,948
Gas production	61,137	171,918	—	—	233,055
Other operational income	4,831	(54)	1,139	—	5,916
Derivative income, net	3,265	—	—	—	3,265

Total operating revenue	120,590	538,455	1,139	—	660,184

Operating expenses:
Lease operating expenses	64,868	87,458	—	—	152,326
Other operational expenses	2,097	3,482	—	—	5,579
Production taxes	3,631	2,177	—	—	5,808
Depreciation, depletion, amortization	40,351	206,856	994	—	248,201
Accretion expense	14,503	19,524	442	—	34,469
Salaries, general and administrative	42,741	17	1	—	42,759
Incentive compensation expense	5,888	—	—	—	5,888

Total operating expenses	174,079	319,514	1,437	—	495,030

Income (loss) from operations	(53,489)	218,941	(298)	—	165,154

Other (income) expenses:
Interest expense	12,192	—	—	—	12,192
Interest income	(1,439)	(25)	—	—	(1,464)
Other (income) expense, net	548	(692)	39	—	(105)
Loss on early extinguishment of debt	1,820	—	—	—	1,820
(Income) loss from investment in subsidiary	(140,366)	337	—	140,029	—

Total other (income) expenses	(127,245)	(380)	39	140,029	12,443

Income (loss) before taxes	73,756	219,321	(337)	(140,029)	152,711

Provision (benefit) for income taxes:
Current	5,896	(88)	—	—	5,808
Deferred	(28,569)	79,043	—	—	50,474

Total income taxes	(22,673)	78,955	—	—	56,282

Net income (loss)	$96,429	$140,366	($337)	($140,029)	$96,429

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$136,513	$302,429	$—	$—	$438,942
Gas production	123,511	148,842	—	—	272,353
Other operational income	3,475	(36)	887	—	4,326
Derivative income, net	3,061	—	—	—	3,061

Total operating revenue	266,560	451,235	887	—	718,682

Operating expenses:
Lease operating expenses	36,563	120,223	—	—	156,786
Other operational expenses	10,742	1,056	—	—	11,798
Production taxes	6,022	1,898	—	—	7,920
Depreciation, depletion, amortization	47,695	211,465	479	—	259,639
Write-down of oil and gas properties	3,849	505,140	—	—	508,989
Accretion expense	16,058	23,203	45	—	39,306
Salaries, general and administrative	41,178	184	5	—	41,367
Incentive compensation expense	6,402	—	—	—	6,402

Total operating expenses	168,509	863,169	529	—	1,032,207

Income (loss) from operations	98,051	(411,934)	358	—	(313,525)

Other (income) expenses:
Interest expense	21,183	178	—	—	21,361
Interest income	(515)	(13)	—	—	(528)
Other (income) expense, net	(49)	187	334	—	472
(Income) loss from investment in subsidiary	268,011	3	—	(268,014)	—

Total other (income) expenses	288,630	355	334	(268,014)	21,305

Income (loss) before taxes	(190,579)	(412,289)	24	268,014	(334,830)

Provision (benefit) for income taxes:
Current	30,376	—	—	—	30,376
Deferred	(2,657)	(144,278)	—	—	(146,935)

Total income taxes	27,719	(144,278)	—	—	(116,559)

Net income (loss)	(218,298)	(268,011)	24	268,014	(218,271)
Less: net income attributable to non-controlling interest	—	—	—	27	27

Net income (loss) attributable to Stone Energy Corporation	($218,298)	($268,011)	$24	$267,987	($218,298)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$194,332	$232,751	($827)	($231,924)	$194,332
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	17,860	261,326	834	—	280,020
Accretion expense	15	30,385	364	—	30,764
Deferred income tax provision (benefit)	(1,403)	130,923	—	—	129,520
Settlement of asset retirement obligations	—	(63,391)	—	—	(63,391)
Non-cash stock compensation expense	5,905	—	—	—	5,905
Excess tax benefits	(1,493)	—	—	—	(1,493)
Non-cash derivative income	—	(2,216)	—	—	(2,216)
Loss on early extinguishment of debt	607	—	—	—	607
Non-cash (income) loss from investment in subsidiaries	(230,861)	(1,063)	—	231,924	—
Other non-cash expenses	306	—	—	—	306
Change in current income taxes	(19,451)	—	—	—	(19,451)
Change in intercompany receivables/payables	217,287	(217,724)	437	—	—
Increase in accounts receivable	(11,022)	(7,688)	(890)	—	(19,600)
(Increase) decrease in other current assets	(80)	14	—	—	(66)
Decrease in inventory	1,605	14	—	—	1,619
Increase in accounts payable	2,658	3,341	40	—	6,039
Increase in other current liabilities	23,440	6,143	—	—	29,583
Other	(1,628)	—	—	—	(1,628)

Net cash provided by (used in) operating activities	198,077	372,815	(42)	—	570,850

Cash flows from investing activities:
Investment in oil and gas properties	(309,026)	(455,903)	(4)	—	(764,933)
Proceeds from sale of oil and gas properties, net of expenses	5,575	82,355	—	—	87,930
Investment in fixed and other assets	(2,247)	—	—	—	(2,247)

Net cash used in investing activities	(305,698)	(373,548)	(4)	—	(679,250)

Cash flows from financing activities:
Proceeds from bank borrowings	75,000	—	—	—	75,000
Repayment of bank borrowings	(30,000)	—	—	—	(30,000)
Deferred financing costs	(4,017)	—	—	—	(4,017)
Excess tax benefits	1,493	—	—	—	1,493
Net payments for share based compensation	(2,581)	—	—	—	(2,581)

Net cash provided by financing activities	39,895	—	—	—	39,895

Net decrease in cash and cash equivalents	(67,726)	(733)	(46)	—	(68,505)
Cash and cash equivalents, beginning of period	105,115	1,659	182	—	106,956

Cash and cash equivalents, end of period	$37,389	$926	$136	$—	$38,451

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2010

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$96,429	$140,366	($337)	($140,029)	$96,429
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	40,351	206,856	994	—	248,201
Accretion expense	14,503	19,524	442	—	34,469
Deferred income tax provision (benefit)	(28,569)	79,043	—	—	50,474
Settlement of asset retirement obligations	(6,461)	(30,440)	—	—	(36,901)
Non-cash stock compensation expense	5,692	—	—	—	5,692
Excess tax benefits	(299)	—	—	—	(299)
Non-cash derivative income	(324)	—	—	—	(324)
Loss on early extinguishment of debt	1,820	—	—	—	1,820
Non-cash (income) loss from investment in subsidiary	(140,366)	337	—	140,029	—
Other non-cash expenses	1,837	—	—	—	1,837
Change in current income taxes	(10,783)	(88)	—	—	(10,871)
Change in intercompany receivable/payables	349,118	(347,941)	(1,177)	—	—
(Increase) decrease in accounts receivable	(11,556)	61,254	(65)	—	49,633
Decrease in other current assets	18	56	—	—	74
Decrease in inventory	1,848	275	—	—	2,123
Increase (decrease) in accounts payable	(1,045)	272	—	—	(773)
Decrease in other current liabilities	(17,423)	(665)	—	—	(18,088)
Other expenses	1,230	68	—	—	1,298

Net cash provided by (used in) operating activities	296,020	128,917	(143)	—	424,794

Cash flows from investing activities:
Investment in oil and gas properties	(265,198)	(136,394)	(175)	—	(401,767)
Proceeds from sale of oil and gas properties, net of expenses	25,455	6,180	—	—	31,635
Acquisition of non-controlling interest	—	(1,007)	—	—	(1,007)
Investment in fixed and other assets	(2,949)	—	—	—	(2,949)

Net cash used in investing activities	(242,692)	(131,221)	(175)	—	(374,088)

Cash flows from financing activities:
Repayment of bank borrowings	(175,000)	—	—	—	(175,000)
Redemption of senior subordinated notes	(200,503)	—	—	—	(200,503)
Proceeds from issuance of senior notes	375,000	—	—	—	375,000
Deferred financing costs	(11,474)	—	—	—	(11,474)
Excess tax benefits	299	—	—	—	299
Net payments for share based compensation	(1,365)	—	—	—	(1,365)

Net cash used in financing activities	(13,043)	—	—	—	(13,043)

Net increase (decrease) in cash and cash equivalents	40,285	(2,304)	(318)	—	37,663
Cash and cash equivalents, beginning of period	64,830	3,963	500	—	69,293

Cash and cash equivalents, end of period	$105,115	$1,659	$182	$—	$106,956

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	($218,298)	($268,011)	$24	$268,014	($218,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	47,695	211,465	479	—	259,639
Write-down of oil and gas properties	3,849	505,140	—	—	508,989
Accretion expense	16,058	23,203	45	—	39,306
Deferred income tax benefit	(2,657)	(144,278)	—	—	(146,935)
Settlement of asset retirement obligations	(9,364)	(57,416)	—	—	(66,780)
Non-cash stock compensation expense	5,944	—	—	—	5,944
Excess tax benefits	(2)	—	—	—	(2)
Non-cash derivative expense	5,142	—	—	—	5,142
Non-cash (income) loss from investment in subsidiary	268,011	3	—	(268,014)	—
Other non-cash expenses	9,915	1,056	—	—	10,971
Change in current income taxes	64,481	1,704	—	—	66,185
(Increase) decrease in accounts receivable	177,984	(127,809)	440	(456)	50,159
Decrease in other current assets	585	42	—	—	627
Decrease in inventory	16,478	1,083	—	—	17,561
Decrease in accounts payable	(5,652)	(3,787)	(761)	—	(10,200)
Increase (decrease) in other current liabilities	(19,448)	5,017	—	—	(14,431)
Other expenses	739	(856)	—	—	(117)

Net cash provided by (used in) operating activities	361,460	146,556	227	(456)	507,787

Cash flows from investing activities:
Investment in oil and gas properties	(177,341)	(143,405)	76	456	(320,214)
Proceeds from sale of oil and gas properties, net of expenses	5,553	—	—	—	5,553
Sale of fixed assets	—	35	—	—	35
Investment in fixed and other assets	(1,412)	—	—	—	(1,412)
Acquisition of non-controlling interest in subsidiary	—	(41)	—	—	(41)

Net cash provided by (used in) investing activities	(173,200)	(143,411)	76	456	(316,079)

Cash flows from financing activities:
Repayments of bank borrowings	(250,000)	—	—	—	(250,000)
Proceeds from stock offering	60,447	—	—	—	60,447
Deferred financing costs	(141)	—	—	—	(141)
Excess tax benefits	2	—	—	—	2
Purchase of treasury stock	(347)	—	—	—	(347)
Net payments for share based compensation	(513)	—	—	—	(513)

Net cash used in financing activities	(190,552)	—	—	—	(190,552)

Net increase (decrease) in cash and cash equivalents	(2,292)	3,145	303	—	1,156
Cash and cash equivalents, beginning of period	67,122	818	197	—	68,137

Cash and cash equivalents, end of period	$64,830	$3,963	$500	$—	$69,293

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

G-2

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase and Sale Agreement by and between BP Exploration & Production Inc. and Stone Energy Offshore, L.L.C., dated effective as of November 18, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 001-12074)).

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2004.)

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

†10.1	Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.2	Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for Stone’s 2009 Annual Meeting of Stockholders (File No. 001-12074)).

†10.3	First Amendment to Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-12074)).

†10.4	Stone Energy Corporation Revised (2005) Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.5	Stone Energy Corporation Amended and Restated Revised Annual Incentive Compensation Plan, dated November 14, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-12074)).

†10.6	Stone Energy Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.7	Adoption Agreement between Fidelity Management Trust Company and Stone Energy Corporation for the Stone Energy Corporation Deferred Compensation Plan dated December 1, 2004 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.8	Letter Agreement dated May 19, 2005 between Stone Energy Corporation and Kenneth H. Beer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 24, 2005 (File No. 001-12074)).

†10.9	Letter Agreement dated December 2, 2008 between Stone Energy Corporation and David H. Welch (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-12074)).

†10.10	Letter Agreement dated June 28, 2007 between Stone Energy Corporation and Richard L. Smith (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 2, 2007 (File No. 001-12074)).

10.11	$700,000,000 Third Amended and Restated Credit Agreement among Stone Energy Corporation as Borrower, Bank of America, N.A. as Administrative Agent and Issuing Bank, and the financial institutions named therein, dated April 26, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-12074)).

10.12	Amended and Restated Security Agreement, dated as of August 28, 2008, among Stone Energy Corporation and the other Debtors parties hereto in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-12074)).

†10.13	Stone Energy Corporation Executive Change of Control and Severance Plan (as amended and restated effective December 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2009 (File No. 001-12074)).

†10.14	Stone Energy Corporation Employee Change of Control Severance Plan (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

†10.15	Stone Energy Corporation Executive Change in Control Severance Policy (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

10.16	Form of Indemnification Agreement between Stone Energy Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 27, 2009 (File No. 001-12074)).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Netherland, Sewell & Associates, Inc.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*99.1	Report of Netherland, Sewell & Associates, Inc.

*	Filed or furnished herewith.
**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
†	Identifies management contracts and compensatory plans or arrangements.