Form 10-Q
period 2012-03-31
STONE ENERGY CORP
filed 2012-05-08
CIK 904080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2012, there were 49,472,468 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$263,841	$38,451
Accounts receivable	133,266	118,139
Fair value of hedging contracts	24,352	25,177
Current income tax receivable	23,140	19,946
Deferred taxes	30,206	26,072
Inventory	4,643	4,643
Other current assets	754	791

Total current assets	480,202	233,219
Oil and gas properties, full cost method of accounting:
Proved	6,704,772	6,648,168
Less: accumulated depreciation, depletion and amortization	(5,252,894)	(5,174,729)

Net proved oil and gas properties	1,451,878	1,473,439
Unevaluated	443,889	401,609
Other property and equipment, net	11,444	11,172
Fair value of hedging contracts	10,937	22,543
Other assets, net	28,963	23,769

Total assets	$2,427,313	$2,165,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$86,307	$102,946
Undistributed oil and gas proceeds	26,359	27,328
Accrued interest	10,490	14,059
Fair value of hedging contracts	27,298	11,122
Asset retirement obligations	71,256	62,676
Other current liabilities	10,740	28,370

Total current liabilities	232,450	246,501
Long-term debt	805,140	620,000
Deferred taxes	266,996	247,835
Asset retirement obligations	359,274	363,103
Fair value of hedging contracts	8,025	815
Other long-term liabilities	20,523	19,668

Total liabilities	1,692,408	1,497,922

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 48,308,879 and 48,076,860 shares, respectively	483	481
Treasury stock (16,582 shares, at cost)	(860)	(860)
Additional paid-in capital	1,376,730	1,338,565
Accumulated deficit	(641,251)	(692,225)
Accumulated other comprehensive income (loss)	(197)	21,868

Total stockholders’ equity	734,905	667,829

Total liabilities and stockholders’ equity	$2,427,313	$2,165,751

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating revenue:
Oil production	$201,758	$151,995
Gas production	28,857	41,160
Natural gas liquids production	13,452	5,999
Other operational income	890	885

Total operating revenue	244,957	200,039

Operating expenses:
Lease operating expenses	44,480	38,287
Transportation, processing and gathering expenses	3,657	1,820
Other operational expenses	42	662
Production taxes	3,378	2,535
Depreciation, depletion and amortization	84,575	67,669
Accretion expense	8,266	7,717
Salaries, general and administrative expenses	13,705	11,733
Incentive compensation expense	1,442	2,684
Derivative expense, net	485	2,180

Total operating expenses	160,030	135,287

Income from operations	84,927	64,752

Other (income) expenses:
Interest expense	5,731	3,111
Interest income	(31)	(94)
Other income	(420)	(564)
Other expense	—	124

Total other expenses	5,280	2,577

Net income before income taxes	79,647	62,175

Provision for income taxes:
Current	1,234	—
Deferred	27,439	22,383

Total income taxes	28,673	22,383

Net income	$50,974	$39,792

Basic earnings per share	$1.03	$0.81
Diluted earnings per share	$1.03	$0.81

Average shares outstanding	48,254	47,898
Average shares outstanding assuming dilution	48,299	47,939

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$50,974	$39,792
Other comprehensive loss, net of tax effect:
Adjustment for fair value accounting of derivatives	(22,065)	(32,474)

Comprehensive income	$28,909	$7,318

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$50,974	$39,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	84,575	67,669
Accretion expense	8,266	7,717
Deferred income tax provision	27,439	22,383
Settlement of asset retirement obligations	(2,980)	(19,034)
Non-cash stock compensation expense	1,750	1,680
Excess tax benefits	(847)	(649)
Non-cash derivative expense	1,342	1,804
Other non-cash expense (income)	1,173	(104)
Change in current income taxes	(2,647)	(3,681)
Increase in accounts receivable	(21,708)	(21,555)
Decrease in other current assets	35	25
Decrease in inventory	—	365
Increase (decrease) in accounts payable	(6,015)	2,690
Decrease in other current liabilities	(22,168)	(10,059)
Other	146	272

Net cash provided by operating activities	119,335	89,315

Cash flows from investing activities:
Investment in oil and gas properties	(106,469)	(156,535)
Proceeds from sale of oil and gas properties	—	7,692
Sale of fixed assets	134	—
Investment in fixed and other assets	(909)	(262)

Net cash used in investing activities	(107,244)	(149,105)

Cash flows from financing activities:
Proceeds from bank borrowings	25,000	—
Repayments of bank borrowings	(70,000)	—
Proceeds from issuance of senior convertible notes	300,000	—
Financing costs of senior convertible notes	(8,855)	—
Proceeds from Sold Warrants	40,170	—
Payments for Purchased Call Options	(70,830)	—
Deferred financing costs	—	(66)
Excess tax benefits	847	649
Net payments for share based compensation	(3,033)	(1,843)

Net cash provided by (used in) financing activities	213,299	(1,260)

Net change in cash and cash equivalents	225,390	(61,050)
Cash and cash equivalents, beginning of period	38,451	106,956

Cash and cash equivalents, end of period	$263,841	$45,906

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Interim Financial Statements

The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2 – Earnings Per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Income (numerator):
Basic:
Net income	$50,974	$39,792
Net income attributable to participating securities	(1,217)	(874)

Net income attributable to common stock – basic	$49,757	$38,918

Diluted:
Net income	$50,974	$39,792
Net income attributable to participating securities	(1,216)	(873)

Net income attributable to common stock – diluted	$49,758	$38,919

Weighted average shares (denominator):
Weighted average shares – basic	48,254	47,898
Diluted effect of stock options	45	41

Weighted average shares – diluted	48,299	47,939

Basic income per common share	$1.03	$0.81

Diluted income per common share	$1.03	$0.81

Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 372,000 and 398,000 shares for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, respectively, approximately 232,000 and 180,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors.

Because it is management’s stated intention to redeem the principal amount of our 2017 Convertible Notes (see Note 4 – Long-Term Debt) in cash, we have used the treasury method for determining potential dilution in the diluted earnings per share computation. Since the average price of our common stock was less than the effective conversion price for such notes during the reporting period, the convertible notes were not dilutive for such period. Additionally, since the average price of our common stock was less than the strike price of the Sold Warrants for the reporting period, such warrants were also not dilutive for such period.

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

We have entered into fixed-price swaps with various counterparties for a portion of our expected 2012, 2013 and 2014 oil and natural gas production from the Gulf Coast Basin. Some of our fixed-price oil swap settlements are based on an average of the New York Mercantile Exchange (“NYMEX”) closing price for West Texas Intermediate (“WTI”) during the entire calendar month and some are based on the average of the Intercontinental Exchange (“ICE”) closing price for Brent crude oil during the entire calendar month. Our fixed-price gas swap settlements are based on the NYMEX price for the last day of a respective month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our fixed-price swap contracts for 2012, 2013 and 2014 are with The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas, the Bank of Nova Scotia, Bank of America and Natixis.

All of our derivative instruments at March 31, 2012 and December 31, 2011 were designated as effective cash flow hedges; however, during the three-month periods ended March 31, 2012 and 2011, certain of our derivative contracts were determined to be partially ineffective. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at March 31, 2012 and December 31, 2011.

Fair Value of Derivative Instruments at March 31, 2012
(in millions)

	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$24.4	Current liabilities: Fair value of hedging contracts	($27.3)
	Long-term assets: Fair value of hedging contracts	10.9	Long-term liabilities: Fair value of hedging contracts	(8.0)

		$35.3		($35.3)

Fair Value of Derivative Instruments at December 31, 2011
(in millions)

	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$25.2	Current liabilities: Fair value of hedging contracts	($11.1)
	Long-term assets: Fair value of hedging contracts	22.5	Long-term liabilities: Fair value of hedging contracts	(0.8)

		$47.7		($11.9)

The following table discloses the effect of derivative instruments in the statement of operations for the three-month periods ended March 31, 2012 and 2011.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2012 and 2011
(in millions)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2012	2011	Location	2012	2011	Location	2012	2011
Commodity contracts	($22.1)	($32.5)	Operating revenue - oil/gas production	($1.0)	($3.9)	Derivative income (expense), net	($0.5)	($2.2)

Total	($22.1)	($32.5)		($1.0)	($3.9)		($0.5)	($2.2)

(a)	Net of related tax effect of ($12.4) million and ($18.3) million for the three months ended March 31, 2012 and 2011, respectively.
(b)	For the three months ended March 31, 2012, effective hedging contracts decreased oil revenue by $5.8 million and increased gas revenue by $4.8 million. For the three months ended March 31, 2011, effective hedging contracts decreased oil revenue by $8.4 million and increased gas revenue by $4.5 million.

At March 31, 2012, we had an accumulated other comprehensive loss of $0.2 million, net of tax, which related to the fair value of our swap contracts that were outstanding as of March 31, 2012. We believe that approximately $2.0 million of the accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The following table illustrates our hedging positions for calendar years 2012, 2013 and 2014 as of May 7, 2012:

	Fixed-Price Swaps NYMEX (except where noted)
	Natural Gas		Oil
	Daily Volume (MMBtus/d)	Swap Price ($)	Daily Volume (Bbls/d)		Swap Price ($)
2012	10,000	5.035	1,000		90.30
2012	10,000	5.040	1,000		90.41
2012	10,000	5.050	1,000		90.45
2012			1,000		95.50
2012			2,000		97.60
2012			1,000		98.15
2012			1,000		100.00
2012			1,000		101.55
2012			1,000		104.25
2012			1,000	†	111.02

2013	10,000	5.270	1,000		94.45
2013	10,000	5.320	1,000		94.60
2013			1,000		97.15
2013			1,000		101.53
2013			1,000		103.00
2013			1,000		103.15
2013			1,000		104.25
2013			1,000		104.47
2013			1,000		104.50
2013			1,000	†	107.30

2014			1,000		98.00
2014			1,000		98.30
2014			1,000		99.65
2014			1,000	†	103.30

†	Brent oil contract

Note 4 – Long-Term Debt

Long-term debt consisted of the following at:

	March 31, 2012	December 31, 2011
	(in millions)
6 3/4% Senior Subordinated Notes due 2014	$200.0	$200.0
8 5/8% Senior Notes due 2017	375.0	375.0
1 3/4% Senior Convertible Notes due 2017	230.1	—
Bank debt	—	45.0

Total long-term debt	$805.1	$620.0

Bank Debt

On April 26, 2011, we entered into an amended and restated revolving credit facility with commitments totaling $700 million (subject to borrowing base limitations) through a syndicated bank group, replacing our previous facility. The credit facility matures on September 15, 2014. However, if the 6 3/4% Senior Subordinated Notes due 2014 issued under our 2004 indenture are retired on or before April 15, 2014, the credit facility then matures on April 26, 2015. Our initial borrowing base under our bank credit facility was set at $400 million. On October 31, 2011, the bank group reaffirmed the existing borrowing base at $400 million. On February 28, 2012, we entered into an Amendment No. 1 and Consent to our credit agreement to permit the issuance of our 2017 Convertible Notes (see Senior Convertible Notes below). On March 6, 2012, we issued $300 million in aggregate principal amount of 2017 Convertible Notes in a private offering. Upon completion of the offering, our borrowing base under our bank credit facility was automatically reduced from $400 million to $310 million. On May 4, 2012, our borrowing base under our bank credit facility was redetermined to be $400 million.

On March 31, 2012, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $27.1 million had been issued pursuant to the facility. As of May 7, 2012, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $27.1 million had been issued pursuant to the facility, leaving $372.9 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).

The borrowing base under our bank credit facility is redetermined semi-annually, in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At our option, loans under our bank credit facility will bear interest at a rate based on the adjusted Libor Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of March 31, 2012.

Senior Convertible Notes

On March 6, 2012, we issued in a private offering $300 million in aggregate principal amount of 1 3/4% Senior Convertible Notes due 2017 (the “2017 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2017 Convertible Notes are fully and unconditionally guaranteed on a senior unsecured basis by Stone Offshore and by certain future restricted subsidiaries of Stone. The net proceeds from the sale of the 2017 Convertible Notes were approximately $291.1 million, after deducting fees and expenses. The 2017 Convertible Notes rank equally in right of payment with all of our existing and future senior unsecured indebtedness. The 2017 Convertible Notes are effectively subordinated to our secured indebtedness to the extent of the value of the related collateral. The 2017 Convertible Notes bear interest at a rate of 1.75% per year, payable on March 1 and September 1 of each year, beginning on September 1, 2012. The 2017 Convertible Notes mature on March 1, 2017, unless earlier converted or repurchased. We may not redeem the 2017 Convertible Notes at our option prior to the maturity date.

The 2017 Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate of 23.4449 shares of our common stock per $1,000 principal amount of 2017 Convertible Notes, which corresponds to an initial conversion price of approximately $42.65 per share of our common stock. On March 30, 2012, our closing share price was $28.59. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture related to the 2017 Convertible Notes.

The 2017 Convertible Notes may be converted by the holder, in multiples of $1,000 principal amount, only under the following circumstances:

•

prior to December 1, 2016, on any date during any calendar quarter beginning after June 30, 2012 (and only during such calendar quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter;

•

prior to December 1, 2016, if we distribute to all or substantially all holders of our common stock rights, options or warrants entitling them to purchase, for a period of 45 calendar days or less from the declaration date for such distribution, shares of our common stock at a price per share less than the average closing sale price of our common stock for the ten consecutive trading days immediately preceding, but excluding, the declaration date for such distribution;

•

prior to December 1, 2016, if we distribute to all or substantially all holders of our common stock cash, other assets, securities or rights to purchase our securities, which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day immediately preceding the declaration date for such distribution, or if we engage in certain corporate transactions described in the indenture related to the 2017 Convertible Notes;

•

prior to December 1, 2016, during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per $1,000 principal amount of 2017 Convertible Notes for each trading day during such five trading-day period was less than 98% of the closing sale price of our common stock for each trading day during such five trading-day period multiplied by the then current conversion rate; or

•

on or after December 1, 2016, and prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the 2017 Convertible Notes, which is March 1, 2017, without regard to the foregoing conditions.

Upon conversion, we will be obligated to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If we satisfy our conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of our common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as described in the indenture related to the 2017 Convertible Notes) calculated on a proportionate basis for each trading day in a 25 consecutive trading-day conversion period (as described in the indenture related to the 2017 Convertible Notes). Upon any conversion, subject to certain exceptions, holders of the 2017 Convertible Notes will not receive any cash payment representing accrued and unpaid interest. Instead, interest will be deemed to be paid by the cash, shares of our common stock or a combination of cash and shares of our common stock paid or delivered, as the case may be, upon conversion of a 2017 Convertible Note.

If we undergo a fundamental change (as defined in the indenture related to the 2017 Convertible Notes) prior to maturity, holders of the 2017 Convertible Notes will have the right, at their option, to require us to repurchase for cash some or all of their 2017 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2017 Convertible Notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but excluding, the fundamental change repurchase date.

If holders elect to convert the 2017 Convertible Notes in connection with certain fundamental change transactions described in the indenture, we will increase the conversion rate by a number of additional shares determined by reference to the provisions contained in the indenture based on the effective date of, and the price paid (or deemed paid) per share of our common stock in, such make-whole fundamental change. If holders of our common stock receive only cash in connection with certain make-whole fundamental changes, the price paid (or deemed paid) per share will be the cash amount paid per share. Otherwise, the price paid (or deemed paid) per share will be equal to the average of the closing sale prices of our common stock on the five trading days prior to, but excluding, the effective date of such make-whole fundamental change.

In connection with the sale of the 2017 Convertible Notes, we entered into convertible note hedge transactions with respect to our common stock (the “Purchased Call Options”) with Barclays Capital Inc., acting as agent for Barclays Bank PLC, and Bank of America, N.A. (the “Dealers”). We paid an aggregate amount of approximately $70.8 million to the Dealers for the Purchased Call Options. The Purchased Call Options cover, subject to customary anti-dilution adjustments, approximately 7,033,470 shares of our common stock at a strike price that corresponds to the initial conversion price of the 2017 Convertible Notes, also subject to adjustment, and are exercisable upon conversion of the 2017 Convertible Notes.

We also entered into separate warrant transactions whereby, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, we sold to the Dealers warrants to acquire, subject to customary anti-dilution adjustments, approximately 7,033,470 shares of our common stock (the “Sold Warrants”) at a strike price of $55.91 per share of common stock. We received aggregate proceeds of approximately $40.1 million from the sale of the Sold Warrants to the Dealers. If, upon expiration of the Sold Warrants, the price per share of our common stock, as measured under the Sold Warrants, is greater than the strike price of the Sold Warrants, we will be required to issue, without further consideration, under each Sold Warrant a number of shares of our common stock with a value equal to the amount of such difference.

The Purchased Call Options and Sold Warrants are separate contracts entered into by Stone and each of the Dealers, are not part of the terms of the 2017 Convertible Notes and will not affect the holders’ rights under the 2017 Convertible Notes. The Purchased Call Options are expected generally to reduce the potential dilution upon conversion of the 2017 Convertible Notes in the event that the market value per share of our common stock at the time of exercise is greater than the strike price of the Purchased Call Options. The Sold Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the Sold Warrants.

The estimated liability and equity components of this offering were recorded in accordance with Accounting Standards Codification (“ASC”) 470-20. The initial carrying amount of the liability component of $229.2 million was determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component of $70.8 million was determined by deducting the fair value of the liability component from the initial proceeds from the 2017 Convertible Notes. Transaction costs of approximately $8.9 were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance and equity issuance costs, respectively. The cost of the convertible note hedge of $70.8 million and proceeds from the warrant transaction of $40.1 million were recorded as adjustments to equity. A summary of the entries to record the proceeds from the 2017 Convertible Notes, the cost of the Purchased Call Options and the proceeds from the Sold Warrants is as follows (in millions):

Cash	$260.5
Other assets (deferred financing costs)	6.8
Long-term debt	(229.2)
Additional paid-in capital	(38.1)

Note 5 – Asset Retirement Obligations

The change in our asset retirement obligations during the three months ended March 31, 2012 is set forth below:

Three Months Ended March 31, 2012
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$425.8
Liabilities settled	(3.0)
Divestment of properties	(0.6)
Accretion expense	8.3

Asset retirement obligations as of the end of the period, including current portion	$430.5

Note 6 – Acquisitions

On December 28, 2011, we completed the acquisition of BP Exploration & Production Inc.’s (“BP”) 75% operated working interest in the five block deep water Pompano field in Mississippi Canyon, a 51% operated working interest in the adjacent Mississippi Canyon block 29, a 50% non-operated working interest in the Mica field which ties back to the Pompano platform and a 75% interest in 23 deep water exploration leases located in the vicinity of the Pompano field. The acquisition was accounted for according to the guidance provided in ASC 805, Business Combinations, which requires application of the acquisition method. This methodology requires the recordation of net assets acquired and consideration transferred at fair value (see Note 7 – Fair Value Measurements). Differences between the net fair value of assets acquired and consideration transferred are recorded as goodwill or a bargain purchase gain. The following represents the allocation of the recorded value of net assets acquired in the transaction. Consideration transferred in the transaction was $167.6 million in cash, resulting in no goodwill or bargain purchase gain.

(in millions)
Proved oil and gas properties	$208.7
Unevaluated oil and gas properties	17.3
Asset retirement obligations	(58.4)

Total fair value of net assets	$167.6

The following unaudited summary pro forma combined statement of operations data of Stone for the three month period ended March 31, 2011 has been prepared to give effect to the acquisition of the deep water assets from BP as if it had occurred on January 1, 2010. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2010 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

Three Months Ended March 31, 2011 (unaudited)
(in millions, except per share amounts)
Revenues	$241.1
Income from operations	91.4
Net income	55.9
Basic earnings per share	$1.14
Diluted earnings per share	$1.14

Note 7 – Fair Value Measurements

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

As of March 31, 2012 and December 31, 2011, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for our credit risk and the credit risk of our counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy. For a more detailed description of our derivative instruments, (see Note 3 – Derivative Instruments and Hedging Activities). We used the market approach in determining the fair value of our investments in money market funds, which are included within the Level 1 fair value hierarchy.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012:

	$00,0	$00,0	$00,0	$00,0
	Fair Value Measurements at March 31, 2012
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Money market funds	$5.8	$5.8	$—	$—
Hedging contracts	35.3	—	35.3	—

Total	$41.1	$5.8	$35.3	$—

	$00,0	$00,0	$00,0	$00,0
	Fair Value Measurements at March 31, 2012
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Hedging contracts	($35.3)	$—	($35.3)	$—

Total	($35.3)	$—	($35.3)	$—

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011:

	Fair Value Measurements at December 31, 2011
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Money market funds	$5.6	$5.6	$—	$—
Hedging contracts	47.7	—	47.7	—

Total	$53.3	$5.6	$47.7	$—

	Fair Value Measurements at December 31, 2011
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Hedging contracts	($11.9)	$—	($11.9)	$—

Total	($11.9)	$—	($11.9)	$—

The fair value of cash and cash equivalents and our variable rate bank debt approximated book value at March 31, 2012 and December 31, 2011. As of March 31, 2012 and December 31, 2011, the fair value of our $375 million 8 5/8% Senior Notes due 2017 was approximately $392.8 million and $386.3 million, respectively. As of March 31, 2012 and December 31, 2011, the fair value of our $200 million 6 3/4% Senior Subordinated Notes due 2014 was approximately $202.5 million and $199.0 million, respectively. As of March 31, 2012, the fair value of our 2017 Convertible Notes was approximately $292.7 million, of which $231.2 million was attributable to the liability component. The fair value of our outstanding notes was determined based upon quotes obtained from brokers, which represent Level 2 inputs.

We applied fair value concepts in determining the liability component of our 2017 Convertible Notes (see Note 4 – Long-Term Debt). The significant input in this determination was a market interest rate of 7.51% which represents a market rate based on quotes obtained from brokers and represents a Level 2 input.

We applied fair value concepts in the recording of deep water assets acquired from BP (see Note 6 – Acquisitions). The fair value of proved and unevaluated oil and gas properties was estimated using a market approach. Significant inputs were market value comparisons for similar transactions within a one year period. These inputs were considered Level 3 inputs. Asset retirement obligations were determined in accordance with applicable accounting standards.

Note 8 – Commitments and Contingencies

We are named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.

Franchise Tax Action. We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due. In addition, we have received preliminary assessments from the LDR for additional franchise taxes resulting from audits of Stone and other subsidiaries. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the OCS, which are transported through the state of Louisiana, should be sourced to the state of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. Total asserted claims plus estimated accrued interest amount to approximately $30.1 million. The franchise tax years 2010 and 2011 for Stone remain subject to examination, which potentially exposes us to additional estimated assessments of $3.3 million including accrued interest. We estimate the potential range of loss upon resolution of this matter to be between $0 and $34.0 million.

Note 9 – Guarantor Financial Statements

Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 1 3/4% Senior Convertible Notes due 2017, our 8 5/8% Senior Notes due 2017 and our 6 3/4% Senior Subordinated Notes due 2014. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents unaudited condensed consolidating financial information as of March 31, 2012 and December 31, 2011 and for the three-month periods ended March 31, 2012 and 2011 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2012

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$222,750	$40,955	$136	$—	$263,841
Accounts receivable	37,849	113,735	1,466	(19,784)	133,266
Fair value of hedging contracts	—	24,352	—	—	24,352
Current income tax receivable	23,140	—	—	—	23,140
Deferred taxes *	3,194	27,012	—	—	30,206
Inventory	4,360	283	—	—	4,643
Other current assets	754	—	—	—	754

Total current assets	292,047	206,337	1,602	(19,784)	480,202
Oil and gas properties, full cost method:
Proved	672,697	6,027,024	5,051	—	6,704,772
Less: accumulated DD&A	(321,084)	(4,929,353)	(2,457)	—	(5,252,894)

Net proved oil and gas properties	351,613	1,097,671	2,594	—	1,451,878
Unevaluated	275,920	167,969	—	—	443,889
Other property and equipment, net	11,444	—	—	—	11,444
Fair value of hedging contracts	—	10,937	—	—	10,937
Other assets, net	27,494	1,469	—	—	28,963
Investment in subsidiary	777,606	(512)	—	(777,094)	—

Total assets	$1,736,124	$1,483,871	$4,196	($796,878)	$2,427,313

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$92,986	$12,898	$208	($19,785)	$86,307
Undistributed oil and gas proceeds	24,810	1,549	—	—	26,359
Accrued interest	10,490	—	—	—	10,490
Fair value of hedging contracts	—	27,298	—	—	27,298
Asset retirement obligations	—	71,256	—	—	71,256
Other current liabilities	4,613	6,127	—	—	10,740

Total current liabilities	132,899	119,128	208	(19,785)	232,450
Long-term debt	805,140	—	—	—	805,140
Deferred taxes *	42,131	224,865	—	—	266,996
Asset retirement obligations	7,240	347,533	4,501	—	359,274
Fair value of hedging contracts	—	8,025	—	—	8,025
Other long-term liabilities	13,809	6,714	—	—	20,523

Total liabilities	1,001,219	706,265	4,709	(19,785)	1,692,408

Commitments and contingencies

Stockholders’ equity:
Common stock	483	—	—	—	483
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,376,730	1,724,232	1,639	(1,725,871)	1,376,730
Accumulated earnings (deficit)	(641,251)	(946,429)	(2,152)	948,581	(641,251)
Accumulated other comprehensive income (loss)	(197)	(197)	—	197	(197)

Total stockholders’ equity	734,905	777,606	(513)	(777,093)	734,905

Total liabilities and stockholders’ equity	$1,736,124	$1,483,871	$4,196	($796,878)	$2,427,313

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$37,389	$926	$136	$—	$38,451
Accounts receivable	36,463	81,452	1,353	(1,129)	118,139
Fair value of hedging contracts	—	25,177	—	—	25,177
Current income tax receivable	19,946	—	—	—	19,946
Deferred taxes *	8,269	17,803	—	—	26,072
Inventory	4,360	283	—	—	4,643
Other current assets	791	—	—	—	791

Total current assets	107,218	125,641	1,489	(1,129)	233,219
Oil and gas properties, full cost method:
Proved	696,975	5,946,141	5,052	—	6,648,168
Less: accumulated DD&A	(309,421)	(4,862,949)	(2,359)	—	(5,174,729)

Net proved oil and gas properties	387,554	1,083,192	2,693	—	1,473,439
Unevaluated	246,269	155,340	—	—	401,609
Other property and equipment, net	11,172	—	—	—	11,172
Fair value of hedging contracts	—	22,543	—	—	22,543
Other assets, net	20,873	2,896	—	—	23,769
Investment in subsidiary	733,533	(273)	—	(733,260)	—

Total assets	$1,506,619	$1,389,339	$4,182	($734,389)	$2,165,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$78,170	$25,866	$39	($1,129)	$102,946
Undistributed oil and gas proceeds	26,036	1,292	—	—	27,328
Accrued interest	14,059	—	—	—	14,059
Fair value of hedging contracts	—	11,122	—	—	11,122
Asset retirement obligations	—	62,676	—	—	62,676
Other current liabilities	22,974	5,396	—	—	28,370

Total current liabilities	141,239	106,352	39	(1,129)	246,501
Long-term debt	620,000	—	—	—	620,000
Deferred taxes *	56,970	190,865	—	—	247,835
Asset retirement obligations	7,626	351,061	4,416	—	363,103
Fair value of hedging contracts	—	815	—	—	815
Other long-term liabilities	12,955	6,713	—	—	19,668

Total liabilities	838,790	655,806	4,455	(1,129)	1,497,922

Commitments and contingencies
Stockholders’ equity:
Common stock	481	—	—	—	481
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,338,565	1,724,232	1,639	(1,725,871)	1,338,565
Accumulated earnings (deficit)	(692,225)	(1,012,567)	(1,912)	1,014,479	(692,225)
Accumulated other comprehensive income (loss)	21,868	21,868	—	(21,868)	21,868

Total stockholders’ equity	667,829	733,533	(273)	(733,260)	667,829

Total liabilities and stockholders’ equity	$1,506,619	$1,389,339	$4,182	($734,389)	$2,165,751

*	Deferred income taxes have been allocated to guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenue:
Oil production	$6,234	$195,524	$—	$—	$201,758
Gas production	5,631	23,226	—	—	28,857
Natural gas liquids production	3,864	9,588	—	—	13,452
Other operational income	694	63	133	—	890

Total operating revenue	16,423	228,401	133	—	244,957

Operating expenses:
Lease operating expenses	4,904	39,387	189	—	44,480
Transportation, processing and gathering expenses	2,488	1,169	—	—	3,657
Other operational expenses	42	—	—	—	42
Production taxes	1,163	2,215	—	—	3,378
Depreciation, depletion, amortization	11,477	73,000	98	—	84,575
Accretion expense	148	8,032	86	—	8,266
Salaries, general and administrative	12,654	1,051	—	—	13,705
Incentive compensation expense	1,442	—	—	—	1,442
Derivative expense, net	—	485	—	—	485

Total operating expenses	34,318	125,339	373	—	160,030

Income (loss) from operations	(17,895)	103,062	(240)	—	84,927

Other (income) expenses:
Interest expense	5,846	(115)	—	—	5,731
Interest income	(30)	(1)	—	—	(31)
Other income	(19)	(401)	—	—	(420)
(Income) loss from investment in subsidiaries	(66,137)	239	—	65,898	—

Total other (income) expenses	(60,340)	(278)	—	65,898	5,280

Income (loss) before taxes	42,445	103,340	(240)	(65,898)	79,647

Provision (benefit) for income taxes:
Current	1,234	—	—	—	1,234
Deferred	(9,763)	37,202	—	—	27,439

Total income taxes	(8,529)	37,202	—	—	28,673

Net income (loss)	$50,974	$66,138	($240)	($65,898)	$50,974

Comprehensive income (loss)	$28,909	$66,138	($240)	($65,898)	$28,909

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenue:
Oil production	$786	$151,209	$—	$—	$151,995
Gas production	1,280	39,880	—	—	41,160
Natural gas liquids production	—	5,999	—	—	5,999
Other operational income	722	(19)	182	—	885

Total operating revenue	2,788	197,069	182	—	200,039

Operating expenses:
Lease operating expenses	356	37,931	—	—	38,287
Transportation, processing and gathering expenses	—	1,820	—	—	1,820
Other operational expenses	—	662	—	—	662
Production taxes	147	2,388	—	—	2,535
Depreciation, depletion, amortization	5,942	61,510	217	—	67,669
Accretion expense	4	7,622	91	—	7,717
Salaries, general and administrative	11,731	2	—	—	11,733
Incentive compensation expense	2,684	—	—	—	2,684
Derivative expense, net	—	2,180	—	—	2,180

Total operating expenses	20,864	114,115	308	—	135,287

Income (loss) from operations	(18,076)	82,954	(126)	—	64,752

Other (income) expenses:
Interest expense	3,031	80	—	—	3,111
Interest income	(88)	(6)	—	—	(94)
Other income	—	(567)	3	—	(564)
Other expense	123	1	—	—	124
(Income) loss from investment in subsidiary	(53,323)	129	—	53,194	—

Total other (income) expenses	(50,257)	(363)	3	53,194	2,577

Income (loss) before taxes	32,181	83,317	(129)	(53,194)	62,175

Provision (benefit) for income taxes:
Current	—	—	—	—	—
Deferred	(7,611)	29,994	—	—	22,383

Total income taxes	(7,611)	29,994	—	—	22,383

Net income (loss)	$39,792	$53,323	($129)	($53,194)	$39,792

Comprehensive income (loss)	$7,318	$53,323	($129)	($53,194)	$7,318

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$50,974	$66,138	($240)	($65,898)	$50,974
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,477	73,000	98	—	84,575
Accretion expense	148	8,032	86	—	8,266
Deferred income tax provision (benefit)	(9,763)	37,202	—	—	27,439
Settlement of asset retirement obligations	—	(2,980)	—	—	(2,980)
Non-cash stock compensation expense	1,750	—	—	—	1,750
Excess tax benefits	(847)	—	—	—	(847)
Non-cash derivative expense	—	1,342	—	—	1,342
Non-cash (income) loss from investment in subsidiaries	(65,737)	(161)	—	65,898	—
Other non-cash expenses	1,173	—	—	—	1,173
Change in current income taxes	(2,647)	—	—	—	(2,647)
Change in intercompany receivables/payables	18,655	(18,445)	(210)	—	—
(Increase) decrease in accounts receivable	(983)	(20,823)	98	—	(21,708)
Decrease in other current assets	35	—	—	—	35
Increase (decrease) in accounts payable	(25)	(6,157)	167	—	(6,015)
Increase (decrease) in other current liabilities	(23,155)	987	—	—	(22,168)
Other	146	—	—	—	146

Net cash provided by (used in) operating activities	(18,799)	138,135	(1)	—	119,335

Cash flows from investing activities:
Investment in oil and gas properties	(8,364)	(98,106)	1	—	(106,469)
Sale of fixed assets	134	—	—	—	134
Investment in fixed and other assets	(909)	—	—	—	(909)

Net cash provided by (used in) investing activities	(9,139)	(98,106)	1	—	(107,244)

Cash flows from financing activities:
Proceeds from bank borrowings	25,000	—	—	—	25,000
Repayments of bank borrowings	(70,000)	—	—	—	(70,000)
Proceeds from issuance of senior convertible notes	300,000	—	—	—	300,000
Financing costs of senior convertible notes	(8,855)	—	—	—	(8,855)
Proceeds from Sold Warrants	40,170	—	—	—	40,170
Payments for Purchased Call Options	(70,830)	—	—	—	(70,830)
Excess tax benefits	847	—	—	—	847
Net payments for share based compensation	(3,033)	—	—	—	(3,033)

Net cash provided by financing activities	213,299	—	—	—	213,299

Net change in cash and cash equivalents	185,361	40,029	—	—	225,390
Cash and cash equivalents, beginning of period	37,389	926	136	—	38,451

Cash and cash equivalents, end of period	$222,750	$40,955	$136	$—	$263,841

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$39,792	$53,323	($129)	($53,194)	$39,792
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,942	61,510	217	—	67,669
Accretion expense	4	7,622	91	—	7,717
Deferred income tax provision (benefit)	(7,611)	29,994	—	—	22,383
Settlement of asset retirement obligations	—	(19,034)	—	—	(19,034)
Non-cash stock compensation expense	1,680	—	—	—	1,680
Excess tax benefits	(649)	—	—	—	(649)
Non-cash derivative expense	—	1,804	—	—	1,804
Non-cash (income) loss from investment in subsidiary	(52,756)	(438)	—	53,194	—
Other non-cash income	(104)	—	—	—	(104)
Change in current income taxes	(3,681)	—	—	—	(3,681)
Change in intercompany receivables/payables	44,230	(43,804)	(426)	—	—
(Increase) decrease in accounts receivable	6,833	(28,509)	121	—	(21,555)
Decrease in other current assets	25	—	—	—	25
Decrease in inventory	365	—	—	—	365
Increase in accounts payable	2,609	81	—	—	2,690
Increase (decrease) in other current liabilities	(10,929)	870	—	—	(10,059)
Other	272	—	—	—	272

Net cash provided by (used in) operating activities	26,022	63,419	(126)	—	89,315

Cash flows from investing activities:
Investment in oil and gas properties	(89,444)	(67,087)	(4)	—	(156,535)
Proceeds from sale of oil and gas properties	5,575	2,117	—	—	7,692
Investment in fixed and other assets	(262)	—	—	—	(262)

Net cash used in investing activities	(84,131)	(64,970)	(4)	—	(149,105)

Cash flows from financing activities:
Deferred financing costs	(66)	—	—	—	(66)
Excess tax benefits	649	—	—	—	649
Net payments for share based compensation	(1,843)	—	—	—	(1,843)

Net cash used in financing activities	(1,260)	—	—	—	(1,260)

Net change in cash and cash equivalents	(59,369)	(1,551)	(130)	—	(61,050)
Cash and cash equivalents, beginning of period	105,115	1,659	182	—	106,956

Cash and cash equivalents, end of period	$45,746	$108	$52	$—	$45,906

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in our 2011 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

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

Should one or more of the risks or uncertainties described above, in our Annual Report on Form 10-K for the year ended December 31, 2011, or in our Quarterly Reports on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this Form 10-Q should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Other Factors Affecting Our Business and Financial Results

In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion in Part I, Item 1A, of our 2011 Annual Report on Form 10-K regarding these other risk factors and in this report under Part II, Item 1A, “Risk Factors.”

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

Liquidity and Capital Resources

At May 7, 2012, we had $372.9 million of availability under our bank credit facility and cash on hand of approximately $240 million. Our capital expenditure budget for 2012 has been set at $625 million, which excludes material acquisitions and capitalized salaries, general and administrative expenses and interest. We intend to finance our capital expenditure budget primarily with cash on hand, cash flow from operations and borrowings under our bank credit facility.

Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $119.3 million during the three months ended March 31, 2012 compared to $89.3 million in the comparable period in 2011. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2012 capital expenditures with cash on hand, cash flow provided by operating activities and borrowings under our bank credit facility.

Net cash flow used in investing activities totaled $107.2 million and $149.1 million during the three months ended March 31, 2012 and 2011, respectively, which primarily represents our investment in oil and natural gas properties.

Net cash flow provided by financing activities totaled $213.3 million for the three months ended March 31, 2012, which primarily represents $291.1 million of net proceeds from the issuance of our 2017 Convertible Notes and $40.1 million of proceeds from the Sold Warrants, partially offset by $70.8 million for the cost of the Purchased Call Options. Additionally, we had $25.0 million of borrowings and $70.0 million of repayments of borrowings under our bank credit facility during the three months ended March 31, 2012. Net cash flow used in financing activities totaled $1.3 million for the three months ended March 31, 2011, which primarily represents tax payments for vesting on share based compensation.

We had working capital at March 31, 2012 of $247.8 million. Included in working capital at March 31, 2012 is a portion of the proceeds received from the issuance of our 2017 Convertible Notes (see Senior Convertible Notes below).

Capital Expenditures. During the three months ended March 31, 2012, additions to oil and gas property costs of $98.9 million included $1.2 million of lease and property acquisition costs, $5.6 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $8.7 million of capitalized interest. These investments were financed by cash flow from operations.

Bank Credit Facility. On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700 million through a syndicated bank group, replacing our previous $700 million facility. The credit facility matures on September 15, 2014. However, if the notes issued under our 2004 indenture are retired on or before April 15, 2014, the credit facility then matures on April 26, 2015. Our initial borrowing base under the credit facility was set at $400 million. On October 31, 2011, the bank group reaffirmed the existing borrowing base at $400 million. On February 28, 2012, we entered into an Amendment No. 1 and Consent to our credit agreement to permit the issuance of our 2017 Convertible Notes (see Senior Convertible Notes below). On March 6, 2012, we issued $300 million in aggregate principal amount of 2017 Convertible Notes in a private offering. Upon completion of the offering, our borrowing base under our bank credit facility was automatically reduced from $400 million to $310 million. On May 4, 2012, our borrowing base under our bank credit facility was redetermined to be $400 million.

On March 31, 2012, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $27.1 million had been issued under the facility. As of May 7, 2012, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $27.1 million had been issued under the facility, leaving $372.9 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).

The borrowing base under our bank credit facility is redetermined by the lenders semi-annually, on May 1 and November 1, taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At our option, loans under the credit facility will bear interest at a rate based on the adjusted Libor Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of March 31, 2012.

Senior Convertible Notes. On March 6, 2012, we issued in a private offering $300 million in aggregate principal amount of 1 3/4% Senior Convertible Notes due 2017 (the “2017 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2017 Convertible Notes are fully and unconditionally guaranteed on a senior unsecured basis by Stone Offshore and by certain future restricted subsidiaries of Stone. The net proceeds from the sale of the 2017 Convertible Notes were approximately $291.1 million, after deducting fees and expenses. The 2017 Convertible Notes bear interest at a rate of 1.75% per year, payable on March 1 and September 1 of each year, beginning on September 1, 2012. The 2017 Convertible Notes mature on March 1, 2017, unless earlier converted or repurchased. We may not redeem the 2017 Convertible Notes at our option prior to the maturity date.

The 2017 Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate of 23.4449 shares of our common stock per $1,000 principal amount of 2017 Convertible Notes, which corresponds to an initial conversion price of approximately $42.65 per share of our common stock. On March 30, 2012, our closing share price was $28.59. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture related to the 2017 Convertible Notes. Upon conversion, we will be obligated to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Prior to December 1, 2016, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date.

In connection with the offering, we entered into convertible note hedge transactions in respect of our common stock. These convertible note hedge transactions are expected to reduce the potential dilution upon future conversion of the 2017 Convertible Notes. In addition, we entered into separate warrant transactions at a higher strike price. The warrant transactions could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the warrants.

We applied a portion of the net proceeds of $291.1 million from the sale of the 2017 Convertible Notes and the proceeds from the warrant transactions of $40.1 million to fund the cost of the convertible note hedge transactions of $70.8 million. We also used a portion of the net proceeds to repay $70 million of outstanding borrowings under our bank credit facility and expect to use the remaining net proceeds for general corporate purposes, including additional acquisitions.

Share Repurchase Program. On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Through March 31, 2012, 300,000 shares had been repurchased under this program at a total cost of approximately $7.1 million, or an average price of $23.57 per share. No shares were repurchased during the three months ended March 31, 2012.

Results of Operations

The following table sets forth certain information with respect to our oil and gas operations.

	Three Months Ended March 31,
	2012	2011	Variance	% Change
Production:
Oil (MBbls)	1,862	1,616	246	15%
Natural gas (MMcf)	9,994	9,083	911	10%
Natural gas liquids (MBbls)	200	128	72	56%
Oil, natural gas and NGLs (MMcfe)	22,366	19,547	2,819	14%
Revenue data (in thousands) (a):
Oil revenue	$201,758	$151,995	$49,763	33%
Natural gas revenue	28,857	41,160	(12,303)	(30%)
Natural gas liquids revenue	13,452	5,999	7,453	124%

Total oil, natural gas and NGL revenue	$244,067	$199,154	$44,913	23%
Average prices (a):
Oil (per Bbl)	$108.36	$94.06	$14.30	15%
Natural gas (per Mcf)	2.89	4.53	(1.64)	(36%)
Natural gas liquids (per Bbl)	67.26	46.87	20.39	44%
Oil, natural gas and NGLs (per Mcfe)	10.91	10.19	0.72	7%
Expenses (per Mcfe):
Lease operating expenses	$1.99	$1.96	$0.03	2%
Salaries, general and administrative expenses (b)	0.61	0.60	0.01	2%
DD&A expense on oil and gas properties	3.75	3.40	0.35	10%

(a)	Includes the cash settlement of effective hedging contracts.
(b)	Exclusive of incentive compensation expense.

During the three months ended March 31, 2012, we reported net income totaling $51.0 million, or $1.03 per share, compared to net income for the three months ended March 31, 2011 of $39.8 million, or $0.81 per share. All per share amounts are on a diluted basis.

In the first quarter of 2012, we began reporting natural gas liquid (“NGL”) volumes and revenues separate from gas volumes. Historically, we reported “wet” gas volumes, which included entrained liquids. We will now report NGLs and “dry” gas (shrunk for removal of liquids) volumes. Prior period production volumes, revenues and prices have been reclassified to conform to the current presentation.

The variance in the three-month periods’ results was due to the following components:

Production. During the three months ended March 31, 2012, total production volumes increased to 22.4 Bcfe compared to 19.5 Bcfe produced during the comparable 2011 period. Oil production during the three months ended March 31, 2012 totaled approximately 1,862,000 barrels compared to 1,616,000 barrels produced during the three months ended March 31, 2011; natural gas production totaled 10.0 Bcf during the three months ended March 31, 2012 compared to 9.1 Bcf produced during the comparable period of 2011; and NGL production during the three months ended March 31, 2012 totaled approximately 200,000 barrels compared to 128,000 barrels produced during the comparable period of 2011. The increase in NGL production resulted from our liquids rich Pompano and Appalachia gas streams coming on line. Production commenced from our deep water Pyrenees well at Garden Banks 293 during the three months ended March 31, 2012. The three months ended March 31, 2012 also includes a full quarter of production from our Pompano field.

Prices. Prices realized during the three months ended March 31, 2012 averaged $108.36 per Bbl of oil, $2.89 per Mcf of natural gas and $67.26 per Bbl of NGLs or 7% higher, on an Mcfe basis, than average realized prices of $94.06 per Bbl of oil, $4.53 per Mcf of natural gas and $46.87 per Bbl of NGLs during the comparable 2011 period. All unit pricing amounts include the cash settlement of effective hedging contracts.

We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $0.48 per Mcf and decreased our average realized oil price by $3.13 per Bbl during the three months ended March 31, 2012. During the three months ended March 31, 2011, our effective hedging transactions increased our average realized natural gas price by $0.50 per Mcf and decreased our average realized oil price by $5.23 per Bbl.

Revenue. Oil, natural gas and NGL revenue was $244.1 million during the three months ended March 31, 2012, compared to $199.2 million during the comparable period of 2011. The increase is attributable to a 7% increase in average realized prices and a 14% increase in production quantities on a gas equivalent basis.

Expenses. Lease operating expenses during the three months ended March 31, 2012 and 2011 totaled $44.5 million and $38.3 million, respectively. On a unit of production basis, lease operating expenses were $1.99 per Mcfe and $1.96 per Mcfe for the three months ended March 31, 2012 and 2011, respectively. The increase in lease operating expenses in the first quarter of 2012 was primarily attributable to the impact of a full quarter of expenses at our newly acquired Pompano field.

Transportation, processing and gathering expenses during the three months ended March 31, 2012 and 2011 totaled $3.7 million and $1.8 million, respectively. The increase resulted from our liquids rich Pompano and Appalachia gas streams coming on line during the three months ended March 31, 2012.

The other operational expense charge of $0.7 million for the three months ended March 31, 2011 related to the settlement of litigation associated with an expensed operation.

Depreciation, depletion and amortization (“DD&A”) on oil and gas properties for the three months ended March 31, 2012 totaled $83.8 million, or $3.75 per Mcfe, compared to $66.4 million, or $3.40 per Mcfe, during the comparable period of 2011.

Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the three months ended March 31, 2012 were $13.7 million compared to $11.7 million for the three months ended March 31, 2011. The increase is primarily the result of increased staffing and compensation adjustments and a one time management fee of $1.0 million for transition services related to our Pompano acquisition.

For the three months ended March 31, 2012 and 2011, incentive compensation expense totaled $1.4 million and $2.7 million, respectively. These amounts relate to the accrual of estimated incentive compensation bonuses calculated based on the projected achievement of certain strategic objectives for each fiscal year.

Interest expense for the three months ended March 31, 2012 totaled $5.7 million, net of $8.7 million of capitalized interest, compared to interest expense of $3.1 million, net of $9.7 million of capitalized interest, during the comparable 2011 period. The increase in interest expense is primarily the result of interest associated with the 2017 Convertible Notes issued on March 6, 2012.

Off Balance Sheet Arrangements

None.

Recent Accounting Developments

None.

Defined Terms

Oil, condensate and NGLs are stated in barrels (“Bbls”) or thousand barrels (“MBbls”). Natural gas is stated herein in billion cubic feet (“Bcf”), million cubic feet (“MMcf”) or thousand cubic feet (“Mcf”). Oil, condensate and NGLs are converted to natural gas at a ratio of one barrel of liquids per six Mcf of gas. Bcfe, MMcfe, and Mcfe represent one billion cubic feet, one million cubic feet and one thousand cubic feet of gas equivalent, respectively. MMBtu represents one million British Thermal Units and BBtu represents one billion British Thermal Units. An active property is an oil and gas property with existing production. A primary term lease is an oil and gas property with no existing production, in which we have a specific time frame to establish production without losing the rights to explore the property. Liquidity is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities.

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

Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the board of directors. We believe our current hedging positions have hedged approximately 42% of our estimated 2012 production from estimated proved reserves, 38% of our estimated 2013 production from estimated proved reserves and 13% of our estimated 2014 production from estimated proved reserves. See Item 1. Financial Statements – Note 3 – Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.

Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011, there have been no material changes in reported market risk as it relates to commodity prices.

Interest Rate Risk

We had total debt outstanding of $805.1 million at March 31, 2012, all of which bears interest at fixed rates. The $805.1 million of fixed-rate debt is comprised of $230.1 million ($300.0 million face value) of 1 3/4% Senior Convertible Notes due 2017, $375 million of 8 5/8% Senior Notes due 2017 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Stone Energy Corporation and its consolidated subsidiaries (collectively “Stone”) is made known to the officers who certify Stone’s financial reports and the Board of Directors. Disclosure controls and procedures, as defined in the rules and regulations of the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our principal executive officer and our principal financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer believe that as of the end of the quarterly period ended March 31, 2012:

•

Stone’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Stone in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•

Stone’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Stone in the reports that it files or submits under the Exchange Act was accumulated and communicated to Stone’s management, including Stone’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes with respect to Stone’s risk factors previously reported in Stone’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the three months ended March 31, 2012:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Share Repurchase Program:
January 2012	—		—	—
February 2012	—		—	—
March 2012	—		—	—

	—		—	—	$92,928,632

Other:
January 2012	114,982	(a)	$26.38	—
February 2012	—		—	—
March 2012	—		—	—

	114,982		$26.38	—	N/A

Total	114,982		$26.38	—

(a)	Amount includes shares withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Item 6.	Exhibits

1.1	Purchase Agreement, dated February 29, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other initial purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004.)

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.6	Indenture related to the 1 3/4% Senior Convertible Notes due 2017, dated as of March 6, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 1 3/4% Senior Convertible Senior Note due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.1	Amendment No. 1 and Consent dated as of February 28, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2012 (File No. 001-12074)).

10.2	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.3	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.4	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.5	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.6	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.7	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.8	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.9	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.10	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.11	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*	Filed or furnished herewith.
**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STONE ENERGY CORPORATION

Date: May 8, 2012	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President,
Chief Accounting Officer and Treasurer
(On behalf of the Registrant and as
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
1.1	Purchase Agreement, dated February 29, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other initial purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-62362)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Stone Energy Corporation, dated February 1, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed February 7, 2001).

3.3	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004.)

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.6	Indenture related to the 1 3/4% Senior Convertible Notes due 2017, dated as of March 6, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 1 3/4% Senior Convertible Senior Note due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.1	Amendment No. 1 and Consent dated as of February 28, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2012 (File No. 001-12074)).

10.2	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.3	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.4	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.5	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.6	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

Exhibit Number	Description
10.7	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.8	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.9	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.10	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.11	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*	Filed or furnished herewith.
**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
†	Identifies management contracts and compensatory plans or arrangements.