Form 10-Q
period 2012-06-30
STONE ENERGY CORP
filed 2012-08-07
CIK 904080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

(337) 237-0410

(Registrant’s Telephone Number, Including Area Code)

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

As of August 2, 2012, there were 49,530,057 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$223,849	$38,451
Accounts receivable	148,934	118,139
Fair value of hedging contracts	61,203	25,177
Current income tax receivable	24,353	19,946
Deferred taxes	7,474	26,072
Inventory	4,607	4,643
Other current assets	914	791

Total current assets	471,334	233,219
Oil and gas properties, full cost method of accounting:
Proved	6,927,917	6,648,168
Less: accumulated depreciation, depletion and amortization	(5,339,251)	(5,174,729)

Net proved oil and gas properties	1,588,666	1,473,439
Unevaluated	435,384	401,609
Other property and equipment, net	11,910	11,172
Fair value of hedging contracts	41,981	22,543
Other assets, net	33,955	23,769

Total assets	$2,583,230	$2,165,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$143,389	$102,946
Undistributed oil and gas proceeds	27,248	27,328
Accrued interest	15,735	14,059
Fair value of hedging contracts	—	11,122
Asset retirement obligations	75,493	62,676
Other current liabilities	9,470	28,370

Total current liabilities	271,335	246,501
Long-term debt	808,050	620,000
Deferred taxes	298,551	247,835
Asset retirement obligations	351,785	363,103
Fair value of hedging contracts	366	815
Other long-term liabilities	20,651	19,668

Total liabilities	1,750,738	1,497,922

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 48,331,956 and 48,076,860 shares, respectively	483	481
Treasury stock (16,582 shares, at cost)	(860)	(860)
Additional paid-in capital	1,380,568	1,338,565
Accumulated deficit	(610,704)	(692,225)
Accumulated other comprehensive income	63,005	21,868

Total stockholders’ equity	832,492	667,829

Total liabilities and stockholders’ equity	$2,583,230	$2,165,751

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenue:
Oil production	$182,181	$175,357	$383,939	$327,352
Gas production	28,146	47,884	57,003	89,044
Natural gas liquids production	9,866	10,231	23,318	16,230
Other operational income	952	864	1,842	1,749
Derivative income, net	5,416	1,398	4,931	—

Total operating revenue	226,561	235,734	471,033	434,375

Operating expenses:
Lease operating expenses	51,555	45,608	96,035	83,895
Transportation, processing and gathering expenses	5,492	2,728	9,149	4,548
Other operational expenses	71	136	113	798
Production taxes	2,358	1,801	5,736	4,336
Depreciation, depletion and amortization	87,133	72,646	171,708	140,315
Accretion expense	8,255	7,717	16,521	15,434
Salaries, general and administrative expenses	13,143	10,610	26,848	22,343
Incentive compensation expense	2,398	2,333	3,840	5,017
Derivative expense, net	—	—	—	782

Total operating expenses	170,405	143,579	329,950	277,468

Income from operations	56,156	92,155	141,083	156,907

Other (income) expenses:
Interest expense	7,684	1,980	13,415	5,091
Interest income	(79)	(53)	(110)	(147)
Other income	(366)	(563)	(786)	(1,127)
Loss on early extinguishment of debt	—	607	—	607
Other expense	—	69	—	193

Total other expenses	7,239	2,040	12,519	4,617

Net income before income taxes	48,917	90,115	128,564	152,290

Provision (benefit) for income taxes:
Current	(665)	(2,362)	569	(2,362)
Deferred	19,035	35,281	46,474	57,664

Total income taxes	18,370	32,919	47,043	55,302

Net income	$30,547	$57,196	$81,521	$96,988

Basic earnings per share	$0.62	$1.17	$1.65	$1.98
Diluted earnings per share	$0.62	$1.17	$1.65	$1.98
Average shares outstanding	48,303	47,961	48,279	47,930
Average shares outstanding assuming dilution	48,344	48,006	48,322	47,973

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$30,547	$57,196	$81,521	$96,988
Other comprehensive income, net of tax effect:
Adjustment for fair value accounting of derivatives	63,202	36,112	41,137	3,638

Comprehensive income	$93,749	$93,308	$122,658	$100,626

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$81,521	$96,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	171,708	140,315
Accretion expense	16,521	15,434
Deferred income tax provision	46,474	57,664
Settlement of asset retirement obligations	(21,918)	(33,568)
Non-cash stock compensation expense	4,271	3,138
Excess tax benefits	(795)	(1,060)
Non-cash derivative income	(2,758)	(118)
Loss on early extinguishment of debt	—	607
Non-cash interest expense	5,278	959
Change in current income taxes	(3,921)	(6,245)
Increase in accounts receivable	(37,517)	(37,428)
Increase in other current assets	(124)	(476)
Decrease in inventory	36	1,163
Increase in accounts payable	8,413	5,854
Increase (decrease) in other current liabilities	(17,304)	4,440
Other	(465)	(1,135)

Net cash provided by operating activities	249,420	246,532

Cash flows from investing activities:
Investment in oil and gas properties	(275,813)	(272,451)
Proceeds from sale of oil and gas properties, net of expenses	403	6,692
Sale of fixed assets	149	—
Investment in fixed and other assets	(1,900)	(894)

Net cash used in investing activities	(277,161)	(266,653)

Cash flows from financing activities:
Proceeds from bank borrowings	25,000	—
Repayments of bank borrowings	(70,000)	—
Proceeds from issuance of senior convertible notes	300,000	—
Financing costs of senior convertible notes	(8,855)	—
Proceeds from Sold Warrants	40,170	—
Payments for Purchased Call Options	(70,830)	—
Deferred financing costs	—	(4,017)
Excess tax benefits	795	1,060
Net payments for share based compensation	(3,141)	(1,857)

Net cash provided by (used in) financing activities	213,139	(4,814)

Net change in cash and cash equivalents	185,398	(24,935)
Cash and cash equivalents, beginning of period	38,451	106,956

Cash and cash equivalents, end of period	$223,849	$82,021

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Interim Financial Statements

The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of June 30, 2012 and for the three and six-month periods ended June 30, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report on Form 10-K”). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in our 2011 Annual Report on Form 10-K. The results of operations for the three and six-month periods ended June 30, 2012 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2 – Earnings Per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Income (numerator):
Basic:
Net income	$30,547	$57,196	$81,521	$96,988
Net income attributable to participating securities	(742)	(1,192)	(1,982)	(2,022)

Net income attributable to common stock - basic	$29,805	$56,004	$79,539	$94,966

Diluted:
Net income	$30,547	$57,196	$81,521	$96,988
Net income attributable to participating securities	(742)	(1,191)	(1,980)	(2,021)

Net income attributable to common stock - diluted	$29,805	$56,005	$79,541	$94,967

Weighted average shares (denominator):
Weighted average shares - basic	48,303	47,961	48,279	47,930
Diluted effect of stock options	41	45	43	43

Weighted average shares - diluted	48,344	48,006	48,322	47,973

Basic income per common share	$0.62	$1.17	$1.65	$1.98

Diluted income per common share	$0.62	$1.17	$1.65	$1.98

Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 369,000 and 398,000 shares for the three and six-month periods ended June 30, 2012 and 2011, respectively.

During the three months ended June 30, 2012 and 2011, respectively, approximately 23,000 and 73,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors. During the six months ended June 30, 2012 and 2011, respectively, approximately 255,000 and 253,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors.

Because it is management’s stated intention to redeem the principal amount of our 1 3/4% Senior Convertible Notes due 2017 (the “2017 Convertible Notes”) (see Note 4 – Long-Term Debt) in cash, we have used the treasury method for determining potential dilution in the diluted earnings per share computation. Since the average price of our common stock was less than the effective conversion price for such notes during the reporting period, the 2017 Convertible Notes were not dilutive for such period. Additionally, since the average price of our common stock was less than the strike price of the Sold Warrants (as defined in Note 4 – Long-Term Debt) for the reporting period, such warrants were also not dilutive for such period.

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

The nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it is recorded as either an asset or liability measured at fair value and subsequent changes in the derivative’s fair value are recognized in equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is considered effective. Additionally, monthly settlements of effective hedges are reflected in revenue from oil and gas production and cash flows from operations. Instruments not qualifying for hedge accounting treatment are recorded in the balance sheet at fair value and changes in fair value are recognized in earnings through derivative expense (income). Typically, a small portion of our derivative contracts are determined to be ineffective. This is because oil and natural gas price changes in the markets in which we sell our products are not 100% correlative to changes in the underlying price basis indicated in the derivative contracts. Monthly settlements of ineffective hedges are recognized in earnings through derivative expense (income) and cash flows from operations.

We have entered into fixed-price swaps with various counterparties for a portion of our expected 2012, 2013, 2014 and 2015 oil and natural gas production from the Gulf Coast Basin. Some of our fixed-price oil swap settlements are based on an average of the New York Mercantile Exchange (“NYMEX”) closing price for West Texas Intermediate (“WTI”) during the entire calendar month, and some are based on the average of the Intercontinental Exchange (“ICE”) closing price for Brent crude oil during the entire calendar month. Our fixed-price gas swap settlements are based on the NYMEX price for the last day of a respective contract month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our fixed-price swap contracts are with The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas, The Bank of Nova Scotia, Bank of America and Natixis.

All of our derivative instruments at June 30, 2012 and December 31, 2011 were designated as effective cash flow hedges; however, during the six-month periods ended June 30, 2012 and 2011, certain of our derivative contracts were determined to be partially ineffective. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at June 30, 2012 and December 31, 2011.

Fair Value of Derivative Instruments at June 30, 2012
(in millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$61.2	Current liabilities: Fair value of hedging contracts	($—)
	Long-term assets: Fair value of hedging contracts	42.0	Long-term liabilities: Fair value of hedging contracts	(0.4)

		$103.2		($0.4)

Fair Value of Derivative Instruments at December 31, 2011
(in millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$25.2	Current liabilities: Fair value of hedging contracts	($11.1)
	Long-term assets: Fair value of hedging contracts	22.5	Long-term liabilities: Fair value of hedging contracts	(0.8)

		$47.7		($11.9)

The following tables disclose the effect of derivative instruments in the statement of operations for the three and six-month periods ended June 30, 2012 and 2011.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended June 30, 2012 and 2011 (in millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2012	2011	Location	2012	2011	Location	2012	2011
Commodity contracts	$63.2	$36.1	Operating revenue - oil/gas production	$9.4	($10.5)	Derivative income, net	$5.4	$1.4

Total	$63.2	$36.1		$9.4	($10.5)		$5.4	$1.4

(a)	Net of related tax effect of $38.1 million and $20.8 million for the three months ended June 30, 2012 and 2011, respectively.
(b)	For the three months ended June 30, 2012, effective hedging contracts increased oil revenue by $2.9 million and increased gas revenue by $6.5 million. For the three months ended June 30, 2011, effective hedging contracts decreased oil revenue by $14.3 million and increased gas revenue by $3.8 million.

The Effect of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2012 and 2011 (in millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2012	2011	Location	2012	2011	Location	2012	2011
Commodity contracts	$41.1	$3.6	Operating revenue - oil/gas production	$8.4	($14.4)	Derivative income (expense), net	$4.9	($0.8)

Total	$41.1	$3.6		$8.4	($14.4)		$4.9	($0.8)

(a)	Net of related tax effect of $23.7 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively.
(b)	For the six months ended June 30, 2012, effective hedging contracts decreased oil revenue by $2.9 million and increased gas revenue by $11.3 million. For the six months ended June 30, 2011, effective hedging contracts decreased oil revenue by $22.8 million and increased gas revenue by $8.4 million.

At June 30, 2012, we had accumulated other comprehensive income of $63.0 million, net of tax, which related to the fair value of our swap contracts that were outstanding as of June 30, 2012. We believe that approximately $36.9 million of the accumulated other comprehensive income will be reclassified into earnings in the next twelve months.

The following table illustrates our hedging positions for calendar years 2012, 2013, 2014 and 2015 as of August 2, 2012:

	Fixed-Price Swaps NYMEX (except where noted)
	Natural Gas		Oil
	Daily Volume (MMBtus/d)	Swap Price ($)	Daily Volume (Bbls/d)		Swap Price ($)
2012	10,000	5.035	1,000		90.30
2012	10,000	5.040	1,000		90.41
2012	10,000	5.050	1,000		90.45
2012			1,000		95.50
2012			2,000		97.60
2012			1,000		98.15
2012			1,000		100.00
2012			1,000		101.55
2012			1,000		104.25
2012			1,000	†	111.02

2013	10,000	5.270	1,000		92.80
2013	10,000	5.320	1,000		94.45
2013			1,000		94.60
2013			1,000		97.15
2013			1,000		101.53
2013			1,000		103.00
2013			1,000		103.15
2013			1,000		104.25
2013			1,000		104.47
2013			1,000		104.50
2013			1,000	†	107.30

2014	10,000	4.000	1,000		90.06
2014			1,000		98.00
2014			1,000		98.30
2014			1,000		99.65
2014			1,000	†	103.30

2015	10,000	4.005

†	Brent oil contract

Note 4 – Long-Term Debt

Long-term debt consisted of the following at:

	June 30, 2012	December 31, 2011
	(in millions)
6 3/4% Senior Subordinated Notes due 2014	$200.0	$200.0
8 5/8% Senior Notes due 2017	375.0	375.0
1 3/4% Senior Convertible Notes due 2017	233.1	—
Bank debt	—	45.0

Total long-term debt	$808.1	$620.0

Bank Debt

On April 26, 2011, we entered into an amended and restated revolving credit facility with commitments totaling $700 million (subject to borrowing base limitations) through a syndicated bank group, replacing our previous facility. The bank credit facility matures on September 15, 2014. However, if the 6 3/4% Senior Subordinated Notes due 2014 issued under our 2004 indenture are retired on or before April 15, 2014, the bank credit facility then matures on April 26, 2015. Our borrowing base under our bank credit facility is currently $400 million. As of June 30 and August 2, 2012, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $27.1 million had been issued pursuant to the bank credit facility, leaving $372.9 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).

The borrowing base under our bank credit facility is redetermined semi-annually, in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At our option, loans under our bank credit facility will bear interest at a rate based on the London Interbank Offered Rate (“Libor”) plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of June 30, 2012.

Senior Convertible Notes

On March 6, 2012, we issued in a private offering $300 million in aggregate principal amount of 1 3/4% Senior Convertible Notes due 2017 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2017 Convertible Notes are fully and unconditionally guaranteed on a senior unsecured basis by Stone Offshore and by certain future restricted subsidiaries of Stone. The net proceeds from the sale of the 2017 Convertible Notes were approximately $291.1 million, after deducting fees and expenses. The 2017 Convertible Notes rank equally in right of payment with all of our existing and future senior unsecured indebtedness. The 2017 Convertible Notes are effectively subordinated to our secured indebtedness to the extent of the value of the related collateral. The 2017 Convertible Notes bear interest at a rate of 1.75% per year, payable on March 1 and September 1 of each year, beginning on September 1, 2012. The 2017 Convertible Notes mature on March 1, 2017, unless earlier converted or repurchased. We may not redeem the 2017 Convertible Notes at our option prior to the maturity date.

The 2017 Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate of 23.4449 shares of our common stock per $1,000 principal amount of 2017 Convertible Notes, which corresponds to an initial conversion price of approximately $42.65 per share of our common stock. On June 29, 2012, our closing share price was $25.34. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture related to the 2017 Convertible Notes.

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

Note 5 – Asset Retirement Obligations

The change in our asset retirement obligations during the six months ended June 30, 2012 is set forth below:

Six Months Ended June 30, 2012
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$425.8
Liabilities settled	(21.9)
Liabilities assumed	14.5
Divestment of properties	(7.6)
Accretion expense	16.5

Asset retirement obligations as of the end of the period, including current portion	$427.3

Note 6 – Acquisitions

On June 18, 2012, we completed the acquisition of Anadarko U.S. Offshore Corporation’s (“APC”) 25% working interest in the five block deep water Pompano field in Mississippi Canyon, an approximate 14% working interest in Mississippi Canyon Block 29 and a 10% working interest in certain aliquots of Mississippi Canyon Block 72. The acquisition was accounted for according to the guidance provided in ASC 805, Business Combinations, which requires application of the acquisition method. This methodology requires the recordation of net assets acquired and consideration transferred at fair value (see Note 7 – Fair Value Measurements). Differences between the net fair value of assets acquired and consideration transferred are recorded as goodwill or a bargain purchase gain. The following represents the allocation of the recorded value of net assets acquired in the transaction. Consideration transferred in the transaction was $26.4 million in cash, resulting in no goodwill or bargain purchase gain.

(in millions)
Proved oil and gas properties	$39.2
Unevaluated oil and gas properties	1.6
Asset retirement obligations	(14.4)

Total fair value of net assets	$26.4

On December 28, 2011, we completed the acquisition of BP Exploration & Production Inc.’s (“BP”) 75% operated working interest in the five block deep water Pompano field in Mississippi Canyon, a 51% operated working interest in the adjacent Mississippi Canyon Block 29, a 50% non-operated working interest in the Mica field that ties back to the Pompano platform and a 75% interest in 23 deep water exploration leases located in the vicinity of the Pompano field. The following unaudited summary pro forma combined statement of operations data of Stone for the three and six-month periods ended June 30, 2011 has been prepared to give effect to the acquisition of the deep water assets from BP as if it had occurred on January 1, 2010. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2010 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

	Three Months Ended June 30, 2011 (unaudited)	Six Months Ended June 30, 2011 (unaudited)
	(in millions, except per share amounts)
Revenues	$279.4	$515.0
Income from operations	117.2	204.9
Net income	72.1	125.5
Basic earnings per share	$1.47	$2.56
Diluted earnings per share	$1.47	$2.56

Note 7 – Fair Value Measurements

U.S. Generally Accepted Accounting Principles establish a fair value hierarchy that has three levels based on the reliability of the inputs used to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of June 30, 2012 and December 31, 2011, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for our credit risk and the credit risk of our counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy. For a more detailed description of our derivative instruments see Note 3 – Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in money market funds, which are included within the Level 1 fair value hierarchy.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012:

	Fair Value Measurements at June 30, 2012
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Money market funds	$5.9	$5.9	$—	$—
Hedging contracts	103.2	—	103.2	—

Total	$109.1	$5.9	$103.2	$—

	Fair Value Measurements at June 30, 2012
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Hedging contracts	($0.4)	$—	($0.4)	$—

Total	($0.4)	$—	($0.4)	$—

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011:

	Fair Value Measurements at December 31, 2011
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Money market funds	$5.6	$5.6	$—	$—
Hedging contracts	47.7	—	47.7	—

Total	$53.3	$5.6	$47.7	$—

	Fair Value Measurements at December 31, 2011
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Hedging contracts	($11.9)	$—	($11.9)	$—

Total	($11.9)	$—	($11.9)	$—

The fair value of cash and cash equivalents and our variable rate bank debt approximated book value at June 30, 2012 and December 31, 2011. As of June 30, 2012 and December 31, 2011, the fair value of our $375 million 8 5/8% Senior Notes due 2017 was approximately $384.4 million and $386.3 million, respectively. As of June 30, 2012 and December 31, 2011, the fair value of our $200 million 6 3/4% Senior Subordinated Notes due 2014 was approximately $201.0 million and $199.0 million, respectively. As of June 30, 2012, the fair value of our 2017 Convertible Notes was approximately $277.5 million, of which $226.1 million was attributable to the liability component. The fair value of our outstanding notes was determined based upon quotes obtained from brokers, which represent Level 2 inputs.

We applied fair value concepts in determining the liability component of our 2017 Convertible Notes (see Note 4 – Long-Term Debt) at inception and at June 30, 2012. The significant inputs in these determinations were market rates based on quotes obtained from brokers and represent Level 2 inputs.

We applied fair value concepts in the recording of deep water assets acquired from APC (see Note 6 – Acquisitions). The fair value of proved and unevaluated oil and gas properties was estimated using a market approach. Significant inputs were market value comparisons for similar transactions within an appropriate time period. These inputs were considered Level 3 inputs. Asset retirement obligations were determined in accordance with applicable accounting standards.

Note 8 – Commitments and Contingencies

We are named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.

Franchise Tax Action. We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due. In addition, we received preliminary assessments from the LDR for additional franchise taxes resulting from audits of Stone and other subsidiaries. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the OCS, which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. Total asserted claims plus estimated accrued interest amount to approximately $29.0 million. The franchise tax years 2010 and 2011 for Stone remain subject to examination, which potentially exposes us to additional estimated assessments of $1.7 million including accrued interest. We estimate the potential range of loss upon resolution of this matter to be between $0 and $31 million.

Note 9 – Guarantor Financial Statements

Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 2017 Convertible Notes, our 8 5/8% Senior Notes due 2017 and our 6 3/4% Senior Subordinated Notes due 2014. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents unaudited condensed consolidating financial information as of June 30, 2012 and December 31, 2011 and for the three and six-month periods ended June 30, 2012 and 2011 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2012

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$192,755	$30,958	$136	$—	$223,849
Accounts receivable	73,168	218,282	1,578	(144,094)	148,934
Fair value of hedging contracts	—	61,203	—	—	61,203
Current income tax receivable	24,353	—	—	—	24,353
Deferred taxes *	2,031	5,443	—	—	7,474
Inventory	4,324	283	—	—	4,607
Other current assets	914	—	—	—	914

Total current assets	297,545	316,169	1,714	(144,094)	471,334
Oil and gas properties, full cost method:
Proved	815,886	6,106,980	5,051	—	6,927,917
Less: accumulated DD&A	(335,378)	(5,001,323)	(2,550)	—	(5,339,251)

Net proved oil and gas properties	480,508	1,105,657	2,501	—	1,588,666
Unevaluated	290,751	144,633	—	—	435,384
Other property and equipment, net	11,910	—	—	—	11,910
Fair value of hedging contracts	—	41,981	—	—	41,981
Other assets, net	32,387	1,568	—	—	33,955
Investment in subsidiary	893,122	(374)	—	(892,748)	—

Total assets	$2,006,223	$1,609,634	$4,215	($1,036,842)	$2,583,230

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$263,942	$23,541	$—	($144,094)	$143,389
Undistributed oil and gas proceeds	25,566	1,682	—	—	27,248
Accrued interest	15,735	—	—	—	15,735
Asset retirement obligations	—	75,493	—	—	75,493
Other current liabilities	8,844	626	—	—	9,470

Total current liabilities	314,087	101,342	—	(144,094)	271,335
Long-term debt	808,050	—	—	—	808,050
Deferred taxes *	30,278	268,273	—	—	298,551
Asset retirement obligations	7,377	339,821	4,587	—	351,785
Fair value of hedging contracts	—	366	—	—	366
Other long-term liabilities	13,939	6,712	—	—	20,651

Total liabilities	1,173,731	716,514	4,587	(144,094)	1,750,738

Commitments and contingencies Stockholders’ equity:
Common stock	483	—	—	—	483
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,380,568	1,724,232	1,639	(1,725,871)	1,380,568
Accumulated earnings (deficit)	(610,704)	(894,117)	(2,011)	896,128	(610,704)
Accumulated other comprehensive income (loss)	63,005	63,005	—	(63,005)	63,005

Total stockholders’ equity	832,492	893,120	(372)	(892,748)	832,492

Total liabilities and stockholders’ equity	$2,006,223	$1,609,634	$4,215	($1,036,842)	$2,583,230

*	Deferred income taxes have been allocated to the guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$37,389	$926	$136	$—	$38,451
Accounts receivable	36,463	81,452	1,353	(1,129)	118,139
Fair value of hedging contracts	—	25,177	—	—	25,177
Current income tax receivable	19,946	—	—	—	19,946
Deferred taxes *	8,269	17,803	—	—	26,072
Inventory	4,360	283	—	—	4,643
Other current assets	791	—	—	—	791

Total current assets	107,218	125,641	1,489	(1,129)	233,219
Oil and gas properties, full cost method:
Proved	696,975	5,946,141	5,052	—	6,648,168
Less: accumulated DD&A	(309,421)	(4,862,949)	(2,359)	—	(5,174,729)

Net proved oil and gas properties	387,554	1,083,192	2,693	—	1,473,439
Unevaluated	246,269	155,340	—	—	401,609
Other property and equipment, net	11,172	—	—	—	11,172
Fair value of hedging contracts	—	22,543	—	—	22,543
Other assets, net	20,873	2,896	—	—	23,769
Investment in subsidiary	733,533	(273)	—	(733,260)	—

Total assets	$1,506,619	$1,389,339	$4,182	($734,389)	$2,165,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$78,170	$25,866	$39	($1,129)	$102,946
Undistributed oil and gas proceeds	26,036	1,292	—	—	27,328
Accrued interest	14,059	—	—	—	14,059
Fair value of hedging contracts	—	11,122	—	—	11,122
Asset retirement obligations	—	62,676	—	—	62,676
Other current liabilities	22,974	5,396	—	—	28,370

Total current liabilities	141,239	106,352	39	(1,129)	246,501
Long-term debt	620,000	—	—	—	620,000
Deferred taxes *	56,970	190,865	—	—	247,835
Asset retirement obligations	7,626	351,061	4,416	—	363,103
Fair value of hedging contracts	—	815	—	—	815
Other long-term liabilities	12,955	6,713	—	—	19,668

Total liabilities	838,790	655,806	4,455	(1,129)	1,497,922

Commitments and contingencies Stockholders’ equity:
Common stock	481	—	—	—	481
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,338,565	1,724,232	1,639	(1,725,871)	1,338,565
Accumulated earnings (deficit)	(692,225)	(1,012,567)	(1,912)	1,014,479	(692,225)
Accumulated other comprehensive income (loss)	21,868	21,868	—	(21,868)	21,868

Total stockholders’ equity	667,829	733,533	(273)	(733,260)	667,829

Total liabilities and stockholders’ equity	$1,506,619	$1,389,339	$4,182	($734,389)	$2,165,751

*	Deferred income taxes have been allocated to the guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$6,813	$175,368	$—	$—	$182,181
Gas production	5,865	22,281	—	—	28,146
Natural gas liquids production	1,710	8,156	—	—	9,866
Other operational income	762	77	113	—	952
Derivative income, net	—	5,416	—	—	5,416

Total operating revenue	15,150	211,298	113	—	226,561

Operating expenses:
Lease operating expenses	6,318	45,443	(206)	—	51,555
Transportation, processing and gathering expenses	1,710	3,782	—	—	5,492
Other operational expenses	47	24	—	—	71
Production taxes	507	1,851	—	—	2,358
Depreciation, depletion, amortization	15,071	71,969	93	—	87,133
Accretion expense	137	8,033	85	—	8,255
Salaries, general and administrative	14,190	(1,047)	—	—	13,143
Incentive compensation expense	2,398	—	—	—	2,398

Total operating expenses	40,378	130,055	(28)	—	170,405

Income (loss) from operations	(25,228)	81,243	141	—	56,156

Other (income) expenses:
Interest expense	7,672	12	—	—	7,684
Interest income	(74)	(5)	—	—	(79)
Other income	(4)	(362)	—	—	(366)
(Income) loss from investment in subsidiaries	(52,313)	(140)	—	52,453	—

Total other (income) expenses	(44,719)	(495)	—	52,453	7,239

Income (loss) before taxes	19,491	81,738	141	(52,453)	48,917

Provision (benefit) for income taxes:
Current	(665)	—	—	—	(665)
Deferred	(10,391)	29,426	—	—	19,035

Total income taxes	(11,056)	29,426	—	—	18,370

Net income (loss)	$30,547	$52,312	$141	($52,453)	$30,547

Comprehensive income (loss)	$93,749	$52,312	$141	($52,453)	$93,749

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$732	$174,625	$—	$—	$175,357
Gas production	4,303	43,581	—	—	47,884
Natural gas liquids production	—	10,231	—	—	10,231
Other operational income	587	104	173	—	864
Derivative income, net	—	1,398	—	—	1,398

Total operating revenue	5,622	229,939	173	—	235,734

Operating expenses:
Lease operating expenses	390	45,218	—	—	45,608
Transportation, processing and gathering expenses	—	2,728	—	—	2,728
Other operational expenses	93	40	3	—	136
Production taxes	245	1,556	—	—	1,801
Depreciation, depletion, amortization	(24)	72,426	244	—	72,646
Accretion expense	4	7,622	91	—	7,717
Salaries, general and administrative	10,562	48	—	—	10,610
Incentive compensation expense	2,333	—	—	—	2,333

Total operating expenses	13,603	129,638	338	—	143,579

Income (loss) from operations	(7,981)	100,301	(165)	—	92,155

Other (income) expenses:
Interest expense	1,979	1	—	—	1,980
Interest income	(53)	—	—	—	(53)
Other income	(13)	(547)	(3)	—	(563)
Other expense	69	—	—	—	69
Loss on early extinguishment of debt	607	—	—	—	607
(Income) loss from investment in subsidiaries	(63,621)	162	—	63,459	—

Total other (income) expenses	(61,032)	(384)	(3)	63,459	2,040

Income (loss) before taxes	53,051	100,685	(162)	(63,459)	90,115

Provision (benefit) for income taxes:
Current	(9)	(2,353)	—	—	(2,362)
Deferred	(4,136)	39,417	—	—	35,281

Total income taxes	(4,145)	37,064	—	—	32,919

Net income (loss)	$57,196	$63,621	($162)	($63,459)	$57,196

Comprehensive income (loss)	$93,308	$63,621	($162)	($63,459)	$93,308

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$13,047	$370,892	$—	$—	$383,939
Gas production	11,496	45,507	—	—	57,003
Natural gas liquids production	5,574	17,744	—	—	23,318
Other operational income	1,456	140	246	—	1,842
Derivative income, net	—	4,931	—	—	4,931

Total operating revenue	31,573	439,214	246	—	471,033

Operating expenses:
Lease operating expenses	11,222	84,830	(17)	—	96,035
Transportation, processing and gathering expenses	4,198	4,951	—	—	9,149
Other operational expenses	89	24	—	—	113
Production taxes	1,670	4,066	—	—	5,736
Depreciation, depletion, amortization	26,548	144,969	191	—	171,708
Accretion expense	285	16,065	171	—	16,521
Salaries, general and administrative	26,844	4	—	—	26,848
Incentive compensation expense	3,840	—	—	—	3,840

Total operating expenses	74,696	254,909	345	—	329,950

Income (loss) from operations	(43,123)	184,305	(99)	—	141,083

Other (income) expenses:
Interest expense	13,518	(103)	—	—	13,415
Interest income	(104)	(6)	—	—	(110)
Other income	(23)	(763)	—	—	(786)
(Income) loss from investment in subsidiaries	(118,450)	99	—	118,351	—

Total other (income) expenses	(105,059)	(773)	—	118,351	12,519

Income (loss) before taxes	61,936	185,078	(99)	(118,351)	128,564

Provision (benefit) for income taxes:
Current	569	—	—	—	569
Deferred	(20,154)	66,628	—	—	46,474

Total income taxes	(19,585)	66,628	—	—	47,043

Net income (loss)	$81,521	$118,450	($99)	($118,351)	$81,521

Comprehensive income (loss)	$122,658	$118,450	($99)	($118,351)	$122,658

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$1,518	$325,834	$—	$—	$327,352
Gas production	5,583	83,461	—	—	89,044
Natural gas liquids production	—	16,230	—	—	16.230
Other operational income	1,309	85	355	—	1,749

Total operating revenue	8,410	425,610	355	—	434,375

Operating expenses:
Lease operating expenses	746	83,149	—	—	83,895
Transportation, processing and gathering expenses	—	4,548	—	—	4,548
Other operational expenses	93	702	3	—	798
Production taxes	392	3,944	—	—	4,336
Depreciation, depletion, amortization	5,918	133,936	461	—	140,315
Accretion expense	8	15,244	182	—	15,434
Salaries, general and administrative	22,293	50	—	—	22,343
Incentive compensation expense	5,017	—	—	—	5,017
Derivative expense, net	—	782	—	—	782

Total operating expenses	34,467	242,355	646	—	277,468

Income (loss) from operations	(26,057)	183,255	(291)	—	156,907

Other (income) expenses:
Interest expense	5,010	81	—	—	5,091
Interest income	(141)	(6)	—	—	(147)
Other income	(13)	(1,114)	—	—	(1,127)
Other expense	192	1	—	—	193
Loss on early extinguishment of debt	607	—	—	—	607
(Income) loss from investment in subsidiaries	(116,944)	291	—	116,653	—

Total other (income) expenses	(111,289)	(747)	—	116,653	4,617

Income (loss) before taxes	85,232	184,002	(291)	(116,653)	152,290

Provision (benefit) for income taxes:
Current	(9)	(2,353)	—	—	(2,362)
Deferred	(11,747)	69,411	—	—	57,664

Total income taxes	(11,756)	67,058	—	—	55,302

Net income (loss)	$96,988	$116,944	($291)	($116,653)	$96,988

Comprehensive income (loss)	$100,626	$116,944	($291)	($116,653)	$100,626

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$81,521	$118,450	($99)	($118,351)	$81,521
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	26,548	144,969	191	—	171,708
Accretion expense	285	16,065	171	—	16,521
Deferred income tax provision (benefit)	(20,154)	66,628	—	—	46,474
Settlement of asset retirement obligations	—	(21,918)	—	—	(21,918)
Non-cash stock compensation expense	4,271	—	—	—	4,271
Excess tax benefits	(795)	—	—	—	(795)
Non-cash derivative income	—	(2,758)	—	—	(2,758)
Non-cash interest expense	5,278	—	—	—	5,278
Change in current income taxes	(3,921)	—	—	—	(3,921)
Change in intercompany receivables/payables	142,965	(142,720)	(245)	—	—
(Increase) decrease in accounts receivable	(36,705)	(833)	21	—	(37,517)
Increase in other current assets	(124)	—	—	—	(124)
Decrease in inventory	36	—	—	—	36
Increase (decrease) in accounts payable	5,238	3,214	(39)	—	8,413
Decrease in other current liabilities	(12,924)	(4,380)	—	—	(17,304)
Other	(118,152)	(663)	(1)	118,351	(465)

Net cash provided by (used in) operating activities	73,367	176,054	(1)	—	249,420

Cash flows from investing activities:
Investment in oil and gas properties	(129,792)	(146,022)	1	—	(275,813)
Proceeds from sale of oil and gas properties, net of expenses	403	—	—	—	403
Sale of fixed assets	149	—	—	—	149
Investment in fixed and other assets	(1,900)	—	—	—	(1,900)

Net cash provided by (used in) investing activities	(131,140)	(146,022)	1	—	(277,161)

Cash flows from financing activities:
Proceeds from bank borrowings	25,000	—	—	—	25,000
Repayments of bank borrowings	(70,000)	—	—	—	(70,000)
Proceeds from issuance of senior convertible notes	300,000	—	—	—	300,000
Financing costs of senior convertible notes	(8,855)	—	—	—	(8,855)
Proceeds from Sold Warrants	40,170	—	—	—	40,170
Payments for Purchased Call Options	(70,830)	—	—	—	(70,830)
Excess tax benefits	795	—	—	—	795
Net payments for share based compensation	(3,141)	—	—	—	(3,141)

Net cash provided by financing activities	213,139	—	—	—	213,139

Net change in cash and cash equivalents	155,366	30,032	—	—	185,398
Cash and cash equivalents, beginning of period	37,389	926	136	—	38,451

Cash and cash equivalents, end of period	$192,755	$30,958	$136	$—	$223,849

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$96,988	$116,944	($291)	($116,653)	$96,988
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,918	133,936	461	—	140,315
Accretion expense	8	15,244	182	—	15,434
Deferred income tax provision (benefit)	(11,747)	69,411	—	—	57,664
Settlement of asset retirement obligations	—	(33,568)	—	—	(33,568)
Non-cash stock compensation expense	3,138	—	—	—	3,138
Excess tax benefits	(1,060)	—	—	—	(1,060)
Non-cash derivative income	—	(118)	—	—	(118)
Loss on early extinguishment of debt	607	—	—	—	607
Non-cash (income) loss from investment in subsidiaries	(116,944)	291	—	116,653	—
Non-cash interest expense	959	—	—	—	959
Change in current income taxes	(3,893)	(2,352)	—	—	(6,245)
Change in intercompany receivables/payables	149,716	(149,290)	(426)	—	—
(Increase) decrease in accounts receivable	(15,198)	(22,239)	9	—	(37,428)
(Increase) decrease in other current assets	(491)	15	—	—	(476)
Decrease in inventory	1,149	14	—	—	1,163
Increase in accounts payable	2,494	3,360	—	—	5,854
Increase (decrease) in other current liabilities	(224)	4,664	—	—	4,440
Other	(21)	(1,114)	—	—	(1,135)

Net cash provided by (used in) operating activities	111,399	135,198	(65)	—	246,532

Cash flows from investing activities:
Investment in oil and gas properties	(134,792)	(137,655)	(4)	—	(272,451)
Proceeds from sale of oil and gas properties, net of expenses	5,575	1,117	—	—	6,692
Investment in fixed and other assets	(894)	—	—	—	(894)

Net cash used in investing activities	(130,111)	(136,538)	(4)	—	(266,653)

Cash flows from financing activities:
Deferred financing costs	(4,017)	—	—	—	(4,017)
Excess tax benefits	1,060	—	—	—	1,060
Net payments for share based compensation	(1,857)	—	—	—	(1,857)

Net cash used in financing activities	(4,814)	—	—	—	(4,814)

Net change in cash and cash equivalents	(23,526)	(1,340)	(69)	—	(24,935)
Cash and cash equivalents, beginning of period	105,115	1,659	182	—	106,956

Cash and cash equivalents, end of period	$81,589	$319	$113	$—	$82,021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q and other publicly available documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in our 2011 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

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

We caution you that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and marketing of oil and natural gas. These risks include, among other things:

•	commodity price volatility;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under our bank credit facility and ceiling test write-downs and impairments;

•	our ability to replace and sustain production;

•	the impact of a financial crisis on our business operations, financial condition and ability to raise capital;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	third party interruption of sales to market;

•	lack of availability and cost of goods and services;

•	regulatory and environmental risks associated with drilling and production activities;

•	drilling and other operating risks;

•	unsuccessful exploration and development drilling activities;

•	hurricanes and other weather conditions;

•	the adverse effects of changes in applicable tax, environmental, derivatives and other regulatory legislation, including changes affecting our offshore and Appalachian operations;

•	consequences of the Deepwater Horizon oil spill and resulting stringent regulatory requirements;

•	the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures; and

•	the other risks described in our 2011 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

Should one or more of the risks or uncertainties described above, in our 2011 Annual Report on Form 10-K or in our Quarterly Reports on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this Form 10-Q should be read in conjunction with the MD&A contained in our 2011 Annual Report on Form 10-K.

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

Critical Accounting Policies

Our 2011 Annual Report on Form 10-K describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:

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

This Quarterly Report on Form 10-Q should be read together with the discussion contained in our 2011 Annual Report on Form 10-K regarding these critical accounting policies.

Other Factors Affecting Our Business and Financial Results

In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion in Part I, Item 1A, of our 2011 Annual Report on Form 10-K regarding these other risk factors and in this report under Part II, Item 1A. “Risk Factors.”

Known Trends and Uncertainties

Hurricanes – Since the majority of our production originates in the GOM, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes has been difficult to obtain for some time. We have narrowed our insurance coverage to selected properties, increased our deductibles and are assuming more hurricane related risk in the environment of rising insurance rates. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs.

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

Earnings Per Share – On March 6, 2012, we issued $300 million of 2017 Convertible Notes. These notes are convertible into cash, shares of our common stock or combination thereof at our election. Current accounting standards require us to use the treasury method for determining potential dilution in our diluted earnings per share computation since it is management’s intention to settle the principal in cash. However, if due to changes in facts and circumstances beyond our control such intention were to change, or it becomes probable that we will be unable to settle the principal in cash, we could be required to change our methodology for determining fully diluted earnings per share to the if-converted method. The if-converted method would result in a substantial dilutive effect on diluted earnings per share when compared to the treasury method.

Liquidity and Capital Resources

At August 2, 2012, we had $372.9 million of availability under our bank credit facility and cash on hand of approximately $190 million. Our capital expenditure budget for 2012 has been set at $625 million, which excludes material acquisitions and capitalized salaries, general and administrative expenses and interest. We intend to finance our capital expenditure budget primarily with cash on hand and cash flow from operations.

Cash Flow and Working Capital. Net cash flow provided by operating activities totaled $249.4 million during the six months ended June 30, 2012 compared to $246.5 million in the comparable period in 2011. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2012 capital expenditures with cash on hand, cash flow provided by operating activities and borrowings under our bank credit facility.

Net cash flow used in investing activities totaled $277.2 million and $266.7 million during the six months ended June 30, 2012 and 2011, respectively, which primarily represents our investment in oil and natural gas properties.

Net cash flow provided by financing activities totaled $213.1 million for the six months ended June 30, 2012, which primarily represents $291.1 million of net proceeds from the issuance of our 2017 Convertible Notes and $40.1 million of proceeds from the Sold Warrants, partially offset by $70.8 million for the cost of the Purchased Call Options. Additionally, we had $25.0 million of borrowings and $70.0 million of repayments of borrowings under our bank credit facility during the six months ended June 30, 2012. Net cash flow used in financing activities totaled $4.8 million for the six months ended June 30, 2011, which primarily represents $4.0 million of deferred financing costs associated with our bank credit facility and $1.9 million of net payments for share based compensation, slightly offset by $1.1 million of excess tax benefits related to share based compensation.

We had working capital at June 30, 2012 of $200.0 million. Included in working capital at June 30, 2012 is a portion of the proceeds received from the issuance of our 2017 Convertible Notes (see Senior Convertible Notes below).

Capital Expenditures. During the three months ended June 30, 2012, additions to oil and gas property costs of $214.6 million included $41.8 million of lease and property acquisition costs, $6.7 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $9.4 million of capitalized interest. During the six months ended June 30, 2012, additions to oil and gas property costs of $313.5 million included $43.0 million of lease and property acquisition costs, $12.3 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $18.1 million of capitalized interest. These investments were financed with cash flow from operations and the net proceeds from the 2017 Convertible Notes.

Bank Credit Facility. On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700 million through a syndicated bank group, replacing our previous $700 million facility. The bank credit facility matures on September 15, 2014. However, if the notes issued under our 2004 indenture are retired on or before April 15, 2014, the bank credit facility then matures on April 26, 2015. Our borrowing base under our bank credit facility is currently $400 million. As of June 30 and August 2, 2012, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $27.1 million had been issued pursuant to the bank credit facility, leaving $372.9 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Offshore.

The borrowing base under our bank credit facility is redetermined by the lenders semi-annually, on May 1 and November 1, taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At our option, loans under the bank credit facility will bear interest at a rate based on the Libor Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of June 30, 2012.

Senior Convertible Notes. On March 6, 2012, we issued in a private offering $300 million in aggregate principal amount of 1 3/4% Senior Convertible Notes due 2017 to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2017 Convertible Notes are fully and unconditionally guaranteed on a senior unsecured basis by Stone Offshore and by certain future restricted subsidiaries of Stone. The net proceeds from the sale of the 2017 Convertible Notes were approximately $291.1 million, after deducting fees and expenses. The 2017 Convertible Notes bear interest at a rate of 1.75% per year, payable on March 1 and September 1 of each year, beginning on September 1, 2012. The 2017 Convertible Notes mature on March 1, 2017, unless earlier converted or repurchased. We may not redeem the 2017 Convertible Notes at our option prior to the maturity date.

The 2017 Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate of 23.4449 shares of our common stock per $1,000 principal amount of 2017 Convertible Notes, which corresponds to an initial conversion price of approximately $42.65 per share of our common stock. On June 29, 2012, our closing share price was $25.34. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture related to the 2017 Convertible Notes. Upon conversion, we will be obligated to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Prior to December 1, 2016, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date.

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

We applied a portion of the net proceeds of $291.1 million from the sale of the 2017 Convertible Notes and the proceeds from the warrant transactions of $40.1 million to fund the cost of the convertible note hedge transactions of $70.8 million. We also used a portion of the net proceeds to repay $70 million of outstanding borrowings under our bank credit facility.

Results of Operations

The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended June 30,
	2012	2011	Variance	% Change
Production:
Oil (MBbls)	1,691	1,667	24	1%
Natural gas (MMcf)	10,422	10,398	24	0%
Natural gas liquids (MBbls)	253	152	101	66%
Oil, natural gas and NGLs (MMcfe)	22,086	21,312	774	4%
Revenue data (in thousands) (a):
Oil revenue	$182,181	$175,357	$6,824	4%
Natural gas revenue	28,146	47,884	(19,738)	(41%)
Natural gas liquids revenue	9,866	10,231	(365)	(4%)

Total oil, natural gas and NGL revenue	$220,193	$233,472	($13,279)	(6%)
Average prices (a):
Oil (per Bbl)	$107.74	$105.19	$2.55	2%
Natural gas (per Mcf)	2.70	4.61	(1.91)	(41%)
Natural gas liquids (per Bbl)	39.00	67.31	(28.31)	(42%)
Oil, natural gas and NGLs (per Mcfe)	9.97	10.95	(0.98)	(9%)
Expenses (per Mcfe):
Lease operating expenses	$2.33	$2.14	$0.19	9%
Salaries, general and administrative expenses (b)	0.60	0.50	0.10	20%
DD&A expense on oil and gas properties	3.91	3.37	0.54	16%

(a)	Includes the cash settlement of effective hedging contracts.
(b)	Exclusive of incentive compensation expense.

	Six Months Ended June 30,
	2012	2011	Variance	% Change
Production:
Oil (MBbls)	3,553	3,283	270	8%
Natural gas (MMcf)	20,416	19,481	935	5%
Natural gas liquids (MBbls)	453	280	173	62%
Oil, natural gas and NGLs (MMcfe)	44,452	40,859	3,593	9%
Revenue data (in thousands) (a):
Oil revenue	$383,939	$327,352	$56,587	17%
Natural gas revenue	57,003	89,044	(32,041)	(36%)
Natural gas liquids revenue	23,318	16,230	7,088	44%

Total oil, natural gas and NGL revenue	$464,260	$432,626	$31,634	7%
Average prices (a):
Oil (per Bbl)	$108.06	$99.71	$8.35	8%
Natural gas (per Mcf)	2.79	4.57	(1.78)	(39%)
Natural gas liquids (per Bbl)	51.47	57.96	(6.49)	(11%)
Oil, natural gas and NGLs (per Mcfe)	10.44	10.59	(0.15)	(1%)
Expenses (per Mcfe):
Lease operating expenses	$2.16	$2.05	$0.11	5%
Salaries, general and administrative expenses (b)	0.60	0.55	0.05	9%
DD&A expense on oil and gas properties	3.83	3.38	0.45	13%

(a)	Includes the cash settlement of effective hedging contracts.
(b)	Exclusive of incentive compensation expense.

Net Income. During the three months ended June 30, 2012, we reported net income totaling $30.5 million, or $0.62 per share, compared to net income for the three months ended June 30, 2011 of $57.2 million, or $1.17 per share. During the six months ended June 30, 2012, we reported net income totaling $81.5 million, or $1.65 per share, compared to net income for the six months ended June 30, 2011 of $97.0 million, or $1.98 per share. All per share amounts are on a diluted basis.

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

The variance in the three and six-month periods’ results was due to the following components:

Production. During the three months ended June 30, 2012, total production volumes increased to 22.1 Bcfe compared to 21.3 Bcfe produced during the comparable 2011 period. Oil production during the three months ended June 30, 2012 totaled approximately 1,691,000 Bbls compared to 1,667,000 Bbls produced during the three months ended June 30, 2011; natural gas production totaled 10.4 Bcf during the three months ended June 30, 2012 and 2011; and NGL production during the three months ended June 30, 2012 totaled approximately 253,000 Bbls compared to 152,000 Bbls produced during the comparable period of 2011.

During the six months ended June 30, 2012, total production volumes increased to 44.5 Bcfe compared to 40.9 Bcfe produced during the comparable 2011 period, representing a 9% increase. Oil production during the six months ended June 30, 2012 totaled approximately 3,553,000 Bbls compared to 3,283,000 Bbls produced during the six months ended June 30, 2011; natural gas production totaled 20.4 Bcf during the six months ended June 30, 2012 compared to 19.5 Bcf produced during the comparable period of 2011; and NGL production during the six months ended June 30, 2012 totaled approximately 453,000 Bbls compared to 280,000 Bbls produced during the comparable period of 2011. The increase in NGL production resulted from our liquids rich Pompano and Appalachia gas streams coming on line. Production commenced from our deep water Pyrenees well at Garden Banks 293 during the first quarter of 2012. The six months ended June 30, 2012 includes production from our Pompano field, which was acquired in late 2011.

Prices. Prices realized during the three months ended June 30, 2012 averaged $107.74 per Bbl of oil, $2.70 per Mcf of natural gas and $39.00 per Bbl of NGLs, or 9% lower, on an Mcfe basis, than average realized prices of $105.19 per Bbl of oil, $4.61 per Mcf of natural gas and $67.31 per Bbl of NGLs during the comparable 2011 period. Prices realized during the six months ended June 30, 2012 averaged $108.06 per Bbl of oil, $2.79 per Mcf of natural gas and $51.47 per Bbl of NGLs compared to average realized prices of $99.71 per Bbl of oil, $4.57 per Mcf of natural gas and $57.96 per Bbl of NGLs during the comparable 2011 period. All unit pricing amounts include the cash settlement of effective hedging contracts.

We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $0.63 per Mcf and increased our average realized oil price by $1.69 per Bbl during the three months ended June 30, 2012. During the three months ended June 30, 2011, our effective hedging transactions increased our average realized natural gas price by $0.37 per Mcf and decreased our average realized oil price by $8.60 per Bbl. During the six months ended June 30, 2012, effective hedging transactions increased our average realized natural gas price by $0.55 per Mcf and decreased our average realized oil price by $0.84 per Bbl. During the six months ended June 30, 2011, effective hedging transactions increased our average realized natural gas price by $0.43 per Mcf and decreased our average realized oil price by $6.94 per Bbl.

Revenue. Oil, natural gas and NGL revenue was $220.2 million during the three months ended June 30, 2012, compared to $233.5 million during the comparable period of 2011. The decrease is attributable to a 9% decrease in average realized prices. Oil, natural gas and NGL revenue for the six months ended June 30, 2012 was $464.3 million compared to $432.6 million during the comparable period of 2011. The increase is attributable to a 9% increase in production quantities on a gas equivalent basis.

Expenses. Lease operating expenses during the three months ended June 30, 2012 and 2011 totaled $51.6 million and $45.6 million, respectively. For the six months ended June 30, 2012 and 2011, lease operating expenses totaled $96.0 million and $83.9 million, respectively. On a unit of production basis, lease operating expenses were $2.16 per Mcfe and $2.05 per Mcfe for the six months ended June 30, 2012 and 2011, respectively. The increase in lease operating expenses in 2012 was primarily attributable to the impact of expenses at our Pompano field, which was acquired in December 2011.

Transportation, processing and gathering expenses during the three months ended June 30, 2012 and 2011 totaled $5.5 million and $2.7 million, respectively. During the six months ended June 30, 2012, transportation, processing and gathering expenses totaled $9.1 million compared to $4.5 million for the six months ended June 30, 2011. The increase resulted from our liquids rich Pompano and Appalachia gas streams coming on line in early 2012.

The other operational expense charge of $0.8 million during the six months ended June 30, 2011 primarily related to the settlement of litigation associated with an expensed operation.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three months ended June 30, 2012 totaled $86.4 million, or $3.91 per Mcfe, compared to $71.8 million, or $3.37 per Mcfe, during the comparable period of 2011. For the six months ended June 30, 2012 and 2011, DD&A expense totaled $170.2 million, or $3.83 per Mcfe, and $138.2 million, or $3.38 per Mcfe, respectively. The increase in DD&A expense on a unit basis in 2012 is attributable to the unit cost of current year net reserve additions (including future development costs) exceeding the per unit amortizable base as of the beginning of the year.

Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the three months ended June 30, 2012 were $13.1 million compared to $10.6 million for the three months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, SG&A expenses (exclusive of incentive compensation) totaled $26.8 million and $22.3 million, respectively. The increase is primarily the result of increased staffing and compensation adjustments (including stock based compensation) and a management fee of $1.0 million for transition services related to our Pompano acquisition.

For the three months ended June 30, 2012 and 2011, incentive compensation expense totaled $2.4 million and $2.3 million, respectively. For the six months ended June 30, 2012 and 2011, incentive compensation expense totaled $3.8 million and $5.0 million, respectively. These amounts relate to the accrual of estimated incentive compensation bonuses calculated based on the projected achievement of certain strategic objectives for each fiscal year.

Interest expense for the three months ended June 30, 2012 totaled $7.7 million, net of $9.4 million of capitalized interest, compared to interest expense of $2.0 million, net of $10.8 million of capitalized interest, during the comparable 2011 period. For the six months ended June 30, 2012, interest expense totaled $13.4 million, net of $18.1 million of capitalized interest, compared to interest expense of $5.1 million, net of $20.5 million of capitalized interest, during the comparable 2011 period. The increase in interest expense is primarily the result of interest associated with the 2017 Convertible Notes issued on March 6, 2012.

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

Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of the Board of Directors. We believe our current hedging positions have hedged approximately 39% of our estimated 2012 production from estimated proved reserves, 36% of our estimated 2013 production from estimated proved reserves, 21% of our estimated 2014 production from estimated proved reserves and 6% of our estimated 2015 production from estimated proved reserves. See Item 1. Financial Statements—Note 3 – Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.

Since the filing of our 2011 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to commodity prices.

Interest Rate Risk

We had total debt outstanding of $808.1 million at June 30, 2012, all of which bears interest at fixed rates. The $808.1 million of fixed-rate debt is comprised of $233.1 million ($300.0 million face value) of 1 3/4% Senior Convertible Notes due 2017, $375 million of 8 5/8% Senior Notes due 2017 and $200 million of 6 3/4% Senior Subordinated Notes due 2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to provide reasonable assurance that material information relating to Stone Energy Corporation and its consolidated subsidiaries (as used in this Item 4, collectively “Stone”) is made known to the officers who certify Stone’s financial reports and the Board of Directors. Disclosure controls and procedures, as defined in the rules and regulations of the Exchange Act, means controls and other procedures of an issuer that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. §78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our principal executive officer and our principal financial officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of Stone’s disclosure controls and procedures as of the end of the quarterly period ended June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the quarterly period ended June 30, 2012:

•

Stone’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Stone in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•

Stone’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Stone in the reports that it files or submits under the Exchange Act was accumulated and communicated to Stone’s management, including Stone’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise tax years 1999, 2000 and 2001. On December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million, plus accrued interest of $1.2 million (calculated through December 15, 2005). Also, on January 2, 2008, Stone was served with a petition (civil action number 2007-6754) claiming $1.5 million of additional franchise taxes due for the 2004 franchise tax year, plus accrued interest of $800,000 (calculated through November 30, 2007). Further, on January 7, 2009, Stone was served with a petition (civil action number 2008-7193) claiming additional franchise taxes due for the taxable years ended December 31, 2005 and 2006 in the amount of $4.0 million, plus accrued interest of $1.7 million (calculated through October 21, 2008). In addition, we have received proposed assessments from the LDR for additional franchise taxes in the amount of $8.1 million resulting from audits of Stone and our subsidiaries. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the OCS, which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. Stone disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2010 and 2011 for Stone remain subject to examination.

Litigation is subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation. Accordingly, we cannot currently predict the manner and timing of the resolution of these matters and are unable to estimate a range of possible losses or any minimum loss from such matters.

Item 1A. Risk Factors

There have been no material changes with respect to Stone’s risk factors previously reported in Stone’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the three months ended June 30, 2012:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Share Repurchase Program:
April 2012	—		—	—
May 2012	—		—	—
June 2012	—		—	—

	—		—	—	$92,928,632

Other:
April 2012	—		$—	—
May 2012	4,776	(a)	22.55	—
June 2012	—		—	—

	4,776		$22.55	—	N/A

Total	4,776		$22.55	—

(a)	Amount includes shares withheld from employees and nonemployee directors upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Item 6. Exhibits

1.1	Purchase Agreement, dated February 29, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other initial purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

*3.1	Certificate of Incorporation of the Registrant, as amended on June 4, 1993, February 1, 2001 and February 19, 2002.

3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2004 (File No. 001-12074)).

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.6	Indenture related to the 1 3/4% Senior Convertible Notes due 2017, dated as of March 6, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 1 3/4% Senior Convertible Senior Note due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.1	Amendment No. 1 and Consent dated as of February 28, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2012 (File No. 001-12074)).

10.2	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.3	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.4	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.5	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.6	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.7	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.8	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.9	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.10	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.11	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*	Filed or furnished herewith.
**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

STONE ENERGY CORPORATION

Date: August 7, 2012	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

1.1	Purchase Agreement, dated February 29, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other initial purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

*3.1	Certificate of Incorporation of the Registrant, as amended on June 4, 1993, February 1, 2001 and February 19, 2002.

3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2004 (File No. 001-12074)).

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.6	Indenture related to the 1 3/4% Senior Convertible Notes due 2017, dated as of March 6, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 1 3/4% Senior Convertible Senior Note due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.1	Amendment No. 1 and Consent dated as of February 28, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2012 (File No. 001-12074)).

10.2	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.3	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.4	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.5	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.6	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.7	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.8	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.9	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.10	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.11	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*	Filed or furnished herewith.
**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.