Form 10-Q
period 2012-09-30
STONE ENERGY CORP
filed 2012-11-06
CIK 904080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 2, 2012, there were 49,503,454 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$176,186	$38,451
Accounts receivable	127,250	118,139
Fair value of hedging contracts	34,010	25,177
Current income tax receivable	24,066	19,946
Deferred taxes	12,280	26,072
Inventory	4,506	4,643
Other current assets	3,246	791

Total current assets	381,544	233,219
Oil and gas properties, full cost method of accounting:
Proved	7.039.450	6,648,168
Less: accumulated depreciation, depletion and amortization	(5,427,668)	(5,174,729)

Net proved oil and gas properties	1,611,782	1,473,439
Unevaluated	454,639	401,609
Other property and equipment, net	13,399	11,172
Fair value of hedging contracts	18,155	22,543
Other assets, net	35,158	23,769

Total assets	$2,514,677	$2,165,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$99,362	$102,946
Undistributed oil and gas proceeds	24,277	27,328
Accrued interest	9,774	14,059
Fair value of hedging contracts	1,077	11,122
Asset retirement obligations	59,366	62,676
Other current liabilities	11,405	28,370

Total current liabilities	205,261	246,501
Long-term debt	811,024	620,000
Deferred taxes	298,100	247,835
Asset retirement obligations	351,023	363,103
Fair value of hedging contracts	2,266	815
Other long-term liabilities	20,844	19,668

Total liabilities	1,688,518	1,497,922

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 48,390,463 and 48,076,860 shares, respectively	484	481
Treasury stock (16,582 shares, at cost)	(860)	(860)
Additional paid-in capital	1,383,741	1,338,565
Accumulated deficit	(587,045)	(692,225)
Accumulated other comprehensive income	29,839	21,868

Total stockholders’ equity	826,159	667,829

Total liabilities and stockholders’ equity	$2,514,677	$2,165,751

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenue:
Oil production	$180,806	$157,436	$564,745	$484,788
Gas production	34,003	42,771	91,006	131,815
Natural gas liquids production	11,910	9,060	35,228	25,290
Other operational income	678	1,245	2,520	2,994
Derivative income, net	—	4,082	3,119	3,300

Total operating revenue	227,397	214,594	696,618	648,187

Operating expenses:
Lease operating expenses	60,995	46,591	157,030	130,486
Transportation, processing and gathering expenses	6,762	2,763	15,911	7,311
Other operational expenses	82	654	195	1,452
Production taxes	1,842	2,492	7,578	6,828
Depreciation, depletion and amortization	89,274	64,462	260,982	204,777
Accretion expense	8,405	7,700	24,926	23,134
Salaries, general and administrative expenses	13,673	7,151	40,521	29,494
Incentive compensation expense	67	2,087	3,907	7,104
Derivative expense, net	1,812	—	—	—

Total operating expenses	182,912	133,900	511,050	410,586

Income from operations	44,485	80,694	185,568	237,601

Other (income) expenses:
Interest expense	7,692	1,379	21,107	6,470
Interest income	(117)	(23)	(227)	(170)
Other income	(443)	(372)	(1,229)	(1,499)
Loss on early extinguishment of debt	—	—	—	607
Other expense	—	308	—	501

Total other expenses	7,132	1,292	19,651	5,909

Net income before income taxes	37,353	79,402	165,917	231,692

Provision (benefit) for income taxes:
Current	595	(12,681)	1,164	(15,043)
Deferred	13,099	40,262	59,573	97,926

Total income taxes	13,694	27,581	60,737	82,883

Net income	$23,659	$51,821	$105,180	$148,809

Basic earnings per share	$0.48	$1.06	$2.13	$3.04
Diluted earnings per share	$0.48	$1.06	$2.13	$3.04

Average shares outstanding	48,342	48,029	48,300	47,963
Average shares outstanding assuming dilution	48,384	48,071	48,343	48,006

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$23,659	$51,821	$105,180	$148,809
Other comprehensive income (loss), net of tax effect: Adjustment for fair value accounting of derivatives	(33,166)	76,007	7,971	79,645

Comprehensive income (loss)	($9,507)	$127,828	$113,151	$228,454

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$105,180	$148,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	260,982	204,777
Accretion expense	24,926	23,134
Deferred income tax provision	59,573	97,926
Settlement of asset retirement obligations	(47,211)	(52,543)
Non-cash stock compensation expense	6,800	4,492
Excess tax benefits	(882)	(1,490)
Non-cash derivative income	(584)	(4,337)
Loss on early extinguishment of debt	—	607
Non-cash interest expense	9,068	1,412
Other non-cash (income) expense	16	(1,362)
Change in current income taxes	(3,240)	(21,710)
Increase in accounts receivable	(15,832)	(17,117)
Increase in other current assets	(2,456)	(185)
Decrease in inventory	136	1,606
Increase in accounts payable	6,116	2,679
Increase (decrease) in other current liabilities	(24,301)	3,604
Other	(4,378)	(1,889)

Net cash provided by operating activities	373,913	388,413

Cash flows from investing activities:
Investment in oil and gas properties	(445,311)	(430,711)
Proceeds from sale of oil and gas properties, net of expenses	403	7,692
Sale of fixed assets	134	—
Investment in fixed and other assets	(3,998)	(1,788)

Net cash used in investing activities	(448,772)	(424,807)

Cash flows from financing activities:
Proceeds from bank borrowings	25,000	—
Repayments of bank borrowings	(70,000)	—
Proceeds from issuance of senior convertible notes	300,000	—
Financing costs of senior convertible notes	(8,855)	—
Proceeds from Sold Warrants	40,170	—
Payments for Purchased Call Options	(70,830)	—
Deferred financing costs	—	(4,017)
Excess tax benefits	882	1,490
Net payments for share based compensation	(3,773)	(2,581)

Net cash provided by (used in) financing activities	212,594	(5,108)

Net change in cash and cash equivalents	137,735	(41,502)
Cash and cash equivalents, beginning of period	38,451	106,956

Cash and cash equivalents, end of period	$176,186	$65,454

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Interim Financial Statements

The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of September 30, 2012 and for the three and nine-month periods ended September 30, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report on Form 10-K”). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in our 2011 Annual Report on Form 10-K. The results of operations for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2 – Earnings Per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Income (numerator):
Basic:
Net income	$23,659	$51,821	$105,180	$148,809
Net income attributable to participating securities	(540)	(976)	(2,404)	(2,807)

Net income attributable to common stock – basic	$23,119	$50,845	$102,776	$146,002

Diluted:
Net income	$23,659	$51,821	$105,180	$148,809
Net income attributable to participating securities	(540)	(975)	(2,402)	(2,805)

Net income attributable to common stock – diluted	$23,119	$50,846	$102,778	$146,004

Weighted average shares (denominator):
Weighted average shares – basic	48,342	48,029	48,300	47,963
Diluted effect of stock options	42	42	43	43

Weighted average shares – diluted	48,384	48,071	48,343	48,006

Basic income per common share	$0.48	$1.06	$2.13	$3.04

Diluted income per common share	$0.48	$1.06	$2.13	$3.04

Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock for the applicable period totaled approximately 369,000 and 376,000 shares for the three and nine-month periods ended September 30, 2012 and 2011, respectively.

During each of the three-month periods ended September 30, 2012 and 2011, respectively, approximately 59,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors. During the nine months ended September 30, 2012 and 2011, respectively, approximately 314,000 and 312,000 shares of common stock were issued upon the vesting of restricted stock by employees and nonemployee directors.

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

All of our derivative instruments at September 30, 2012 and December 31, 2011 were designated as effective cash flow hedges; however, during the nine-month periods ended September 30, 2012 and 2011, certain of our derivative contracts were determined to be partially ineffective. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at September 30, 2012 and December 31, 2011.

Fair Value of Derivative Instruments at September 30, 2012
(in millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$34.0	Current liabilities: Fair value of hedging contracts	($1.1)
	Long-term assets: Fair value of hedging contracts	18.2	Long-term liabilities: Fair value of hedging contracts	(2.3)

		$52.2		($3.4)

Fair Value of Derivative Instruments at December 31, 2011
(in millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$25.2	Current liabilities: Fair value of hedging contracts	($11.1)
	Long-term assets: Fair value of hedging contracts	22.5	Long-term liabilities: Fair value of hedging contracts	(0.8)

		$47.7		($11.9)

The following tables disclose the effect of derivative instruments in the statement of operations for the three and nine-month periods ended September 30, 2012 and 2011.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended September 30, 2012 and 2011 (in millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2012	2011	Location	2012	2011	Location	2012	2011
Commodity contracts	($33.2)	$76.0	Operating revenue – oil/gas production	$10.0	$1.3	Derivative income (expense), net	($1.8)	$4.1

Total	($33.2)	$76.0		$10.0	$1.3		($1.8)	$4.1

(a)	Net of related tax effect of ($19.2) million and $40.4 million for the three months ended September 30, 2012 and 2011, respectively.
(b)	For the three months ended September 30, 2012, effective hedging contracts increased oil revenue by $4.1 million and increased gas revenue by $5.9 million. For the three months ended September 30, 2011, effective hedging contracts decreased oil revenue by $3.3 million and increased gas revenue by $4.6 million.

The Effect of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2012 and 2011 (in millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2012	2011	Location	2012	2011	Location	2012	2011
Commodity contracts	$7.9	$79.6	Operating revenue – oil/gas production	$18.4	($13.1)	Derivative income, net	$3.1	$3.3

Total	$7.9	$79.6		$18.4	($13.1)		$3.1	$3.3

(a)	Net of related tax effect of $4.6 million and $44.4 million for the nine months ended September 30, 2012 and 2011, respectively.
(b)	For the nine months ended September 30, 2012, effective hedging contracts increased oil revenue by $1.1 million and increased gas revenue by $17.3 million. For the nine months ended September 30, 2011, effective hedging contracts decreased oil revenue by $26.1 million and increased gas revenue by $13.0 million.

At September 30, 2012, we had accumulated other comprehensive income of $29.8 million, net of tax, which related to the fair value of our swap contracts that were outstanding as of September 30, 2012. We believe that approximately $19.9 million of the accumulated other comprehensive income will be reclassified into earnings in the next 12 months.

The following table illustrates our hedging positions for calendar years 2012, 2013, 2014 and 2015 as of November 2, 2012:

	Fixed-Price Swaps NYMEX (except where noted)
	Natural Gas		Oil
	Daily Volume (MMBtus/d)	Swap Price ($)	Daily Volume (Bbls/d)		Swap Price ($)
2012	10,000	5.035	1,000		90.30
2012	10,000	5.040	1,000		90.41
2012	10,000	5.050	1,000		90.45
2012			1,000		95.50
2012			2,000		97.60
2012			1,000		98.15
2012			1,000		100.00
2012			1,000		101.55
2012			1,000		104.25
2012			1,000	*	111.02

2013	10,000	4.000	1,000		92.80
2013	10,000	5.270	2,000	**	94.05
2013	10,000	5.320	1,000		94.45
2013			1,000		94.60
2013			1,000		97.15
2013			1,000		101.53
2013			1,000		103.00
2013			1,000		103.15
2013			1,000		104.25
2013			1,000		104.47
2013			1,000		104.50
2013			1,000	*	107.30

2014	10,000	4.000	1,000		90.06
2014	10,000	4.250	1,000		93.55
2014			1,000		98.00
2014			1,000		98.30
2014			1,000		99.65
2014			1,000	*	103.30

2015	10,000	4.005	1,000		90.00

*	Brent oil contract
**	January through June

Note 4 – Long-Term Debt

Long-term debt consisted of the following at:

	September 30, 2012	December 31, 2011
	(in millions)
6 3/4% Senior Subordinated Notes due 2014	$200.0	$200.0
8 5/8% Senior Notes due 2017	375.0	375.0
1 3/4% Senior Convertible Notes due 2017	236.0	—
Bank debt	—	45.0

Total long-term debt	$811.0	$620.0

Bank Debt

On April 26, 2011, we entered into an amended and restated revolving credit facility with commitments totaling $700 million (subject to borrowing base limitations) through a syndicated bank group, replacing our previous facility. Our bank credit facility matures on September 15, 2014. However, if the 6 3/4% Senior Subordinated Notes due 2014 (the “2014 Notes”) issued under our 2004 indenture are retired on or before April 15, 2014, our bank credit facility will mature on April 26, 2015. On

October 22, 2012, the borrowing base under our bank credit facility was reaffirmed at $400 million. As of September 30 and November 2, 2012, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $21.0 million had been issued pursuant to the bank credit facility, leaving $379.0 million of availability under the facility. Our bank credit facility is guaranteed by our only subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).

On October 22, 2012, we commenced a public offering of $300 million in aggregate principal amount of Senior Notes due 2022 (the “2022 Notes”) (see Note 10 – Subsequent Events). On October 22, 2012, we entered into an amendment and obtained a consent from our lenders, which (1) provides that the borrowing base under our bank credit facility will not be reduced as a result of the issuance of the 2022 Notes; provided, however, that, if the 2022 Notes are issued, to the extent that the 2014 Notes in an aggregate principal amount equal to $200 million shall not have been repurchased, repaid, defeased or otherwise retired on or prior to December 31, 2012, the borrowing base will be reduced automatically on December 31, 2012 by an amount equal to 30% of the difference between $200 million and the aggregate principal amount of 2014 Notes so repurchased, repaid, defeased or otherwise retired, and (2) increases our basket for outstanding notes from $900 million in the aggregate to $1.25 billion on or prior to December 31, 2012, and to $1.1 billion at any time thereafter.

The borrowing base under our bank credit facility is redetermined semi-annually, in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At our option, loans under our bank credit facility will bear interest at a rate based on the London Interbank Offered Rate (“Libor”) plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of September 30, 2012.

6 3/4% Senior Subordinated Notes due 2014

On October 22, 2012, we commenced a cash tender offer and consent solicitation with respect to any and all of the $200 million aggregate outstanding principal amount of our 2014 Notes (see Note 10 – Subsequent Events).

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

The 2017 Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate of 23.4449 shares of our common stock per $1,000 principal amount of 2017 Convertible Notes, which corresponds to an initial conversion price of approximately $42.65 per share of our common stock. On September 28, 2012, our closing share price was $25.12. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture related to the 2017 Convertible Notes.

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

If holders elect to convert the 2017 Convertible Notes in connection with certain fundamental change transactions described in the indenture related to the 2017 Convertible Notes, we will increase the conversion rate by a number of additional shares determined by reference to the provisions contained in the indenture related to the 2017 Convertible Notes based on the effective date of, and the price paid (or deemed paid) per share of our common stock in, such make-whole fundamental change. If holders of our common stock receive only cash in connection with certain make-whole fundamental changes, the price paid (or deemed paid) per share will be the cash amount paid per share. Otherwise, the price paid (or deemed paid) per share will be equal to the average of the closing sale prices of our common stock on the five trading days prior to, but excluding, the effective date of such make-whole fundamental change.

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

The estimated liability and equity components of this offering were recorded in accordance with Accounting Standards Codification (“ASC”) 470-20. The initial carrying amount of the liability component of $229.2 million was determined by measuring the fair value of a similar liability that does not have an associated equity component. An effective market interest rate of 7.51% was used in the fair value determination. The carrying amount of the equity component of $70.8 million was determined by deducting the fair value of the liability component from the initial proceeds from the 2017 Convertible Notes. Transaction costs of approximately $8.9 million were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance and equity issuance costs, respectively. The cost of the convertible note hedge of $70.8 million and proceeds from the warrant transaction of $40.1 million were recorded as adjustments to equity. A summary of the entries to record the proceeds from the 2017 Convertible Notes, the cost of the Purchased Call Options and the proceeds from the Sold Warrants is as follows (in millions):

Cash	$260.5
Other assets (deferred financing costs)	6.8
Long-term debt	(229.2)
Additional paid-in capital	(38.1)

Note 5 – Asset Retirement Obligations

The change in our asset retirement obligations during the nine months ended September 30, 2012 is set forth below:

Nine Months Ended September 30, 2012
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$425.8
Liabilities settled	(47.2)
Liabilities assumed	14.5
Divestment of properties	(7.6)
Accretion expense	24.9

Asset retirement obligations as of the end of the period, including current portion	$410.4

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

On December 28, 2011, we completed the acquisition of BP Exploration & Production Inc.’s (“BP”) 75% operated working interest in the five block deep water Pompano field in Mississippi Canyon, a 51% operated working interest in the adjacent Mississippi Canyon Block 29, a 50% non-operated working interest in the Mica field that ties back to the Pompano platform and a 75% interest in 23 deep water exploration leases located in the vicinity of the Pompano field. The following unaudited summary pro forma combined statement of operations data of Stone for the three and nine-month periods ended September 30, 2011 has been prepared to give effect to the acquisition of the deep water assets from BP as if it had occurred on January 1, 2010. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2010 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

	Three Months Ended September 30, 2011 (unaudited)	Nine Months Ended September 30, 2011 (unaudited)
	(in millions, except per share amounts)
Revenues	$238.7	$750.0
Income from operations	93.1	298.0
Net income	58.9	184.5
Basic earnings per share	$1.20	$3.77
Diluted earnings per share	$1.20	$3.77

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

As of September 30, 2012 and December 31, 2011, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in money market funds and fixed income securities. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for our credit risk and the credit risk of our counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy. For a more detailed description of our derivative instruments see Note 3 – Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in money market funds and fixed income securities, which are included within the Level 1 fair value hierarchy.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012:

	Fair Value Measurements at September 30, 2012
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Fixed income securities	$6.0	$6.0	$—	$—
Hedging contracts	52.2	—	52.2	—

Total	$58.2	$6.0	$52.2	$—

	Fair Value Measurements at September 30, 2012
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Hedging contracts	($3.3)	$—	($3.3)	$—

Total	($3.3)	$—	($3.3)	$—

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011:

	Fair Value Measurements at December 31, 2011
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Money market funds	$5.6	$5.6	$—	$—
Hedging contracts	47.7	—	47.7	—

Total	$53.3	$5.6	$47.7	$—

	Fair Value Measurements at December 31, 2011
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Hedging contracts	($11.9)	$—	($11.9)	$—

Total	($11.9)	$—	($11.9)	$—

The fair value of cash and cash equivalents and our variable rate bank debt approximated book value at September 30, 2012 and December 31, 2011. As of September 30, 2012 and December 31, 2011, the fair value of our $375 million 8 5/8% Senior Notes due 2017 was approximately $403.1 million and $386.3 million, respectively. As of September 30, 2012 and December 31, 2011, the fair value of our $200 million 6 3/4% Senior Subordinated Notes due 2014 was approximately $200.8 million and $199.0 million, respectively. As of September 30, 2012, the fair value of the liability component of our 2017 Convertible Notes was approximately $247.9 million. The fair value of our outstanding notes was determined based upon quotes obtained from brokers, which represent Level 2 inputs.

We applied fair value concepts in determining the liability component of our 2017 Convertible Notes (see Note 4 – Long-Term Debt) at inception and at September 30, 2012. The significant inputs in these determinations were market interest rates based on quotes obtained from brokers and represent Level 2 inputs.

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

Franchise Tax Action. We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due. In addition, we received preliminary assessments from the LDR for additional franchise taxes resulting from audits of Stone and other subsidiaries. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf (“OCS”), which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. We disagree with these contentions and are defending ourselves against these claims. Total asserted claims plus estimated accrued interest amount to approximately $29.3 million. The franchise tax years 2010 and 2011 for Stone remain subject to examination, which potentially exposes us to additional estimated assessments of $1.7 million including accrued interest. We estimate the potential range of loss upon resolution of this matter to be between $0 and $31 million.

Note 9 – Guarantor Financial Statements

Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 2017 Convertible Notes, our 8 5/8% Senior Notes due 2017 and our 6 3/4% Senior Subordinated Notes due 2014. Our other subsidiary (the “Non-Guarantor Subsidiary”) did not provide a guarantee. Our non-guarantor subsidiary, Caillou Boca Gathering, LLC, was merged into Stone Offshore on September 6, 2012. The following presents unaudited condensed consolidating financial information as of September 30, 2012 and December 31, 2011 and for the three and nine-month periods ended September 30, 2012 and 2011 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiary and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2012

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$155,089	$21,097	$—	$—	$176,186
Accounts receivable	45,692	289,989	—	(208,431)	127,250
Fair value of hedging contracts	—	34,010	—	—	34,010
Current income tax receivable	24,066	—	—	—	24,066
Deferred taxes *	2,465	9,815	—	—	12,280
Inventory	4,223	283	—	—	4,506
Other current assets	3,246	—	—	—	3,246

Total current assets	234,781	355,194	—	(208,431)	381,544
Oil and gas properties, full cost method:
Proved	890,616	6,148,834	—	—	7,039,450
Less: accumulated DD&A	(353,857)	(5,073,811)	—	—	(5,427,668)

Net proved oil and gas properties	536,759	1,075,023	—	—	1,611,782
Unevaluated	287,645	166,994	—	—	454,639
Other property and equipment, net	13,399	—	—	—	13,399
Fair value of hedging contracts	—	18,155	—	—	18,155
Other assets, net	33,843	1,315	—	—	35,158
Investment in subsidiary	902,154	—	—	(902,154)	—

Total assets	$2,008,581	$1,616,681	$—	($1,110,585)	$2,514,677

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$286,752	$21,041	$—	($208,431)	$99,362
Undistributed oil and gas proceeds	22,822	1,455	—	—	24,277
Accrued interest	9,774	—	—	—	9,774
Fair value of hedging contracts	—	1,077	—	—	1,077
Asset retirement obligations	—	59,366	—	—	59,366
Other current liabilities	10,030	1,375	—	—	11,405

Total current liabilities	329,378	84,314	—	(208,431)	205,261
Long-term debt	811,024	—	—	—	811,024
Deferred taxes *	20,373	277,727	—	—	298,100
Asset retirement obligations	7,515	343,508	—	—	351,023
Fair value of hedging contracts	—	2,266	—	—	2,266
Other long-term liabilities	14,132	6,712	—	—	20,844

Total liabilities	1,182,422	714,527	—	(208,431)	1,688,518

Commitments and contingencies
Stockholders’ equity:
Common stock	484	—	—	—	484
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,383,741	1,724,232	—	(1,724,232)	1,383,741
Accumulated earnings (deficit)	(587,045)	(851,917)	—	851,917	(587,045)
Accumulated other comprehensive income (loss)	29,839	29,839	—	(29,839)	29,839

Total stockholders’ equity	826,159	902,154	—	(902,154)	826,159

Total liabilities and stockholders’ equity	$2,008,581	$1,616,681	$—	($1,110,585)	$2,514,677

*	Deferred income taxes have been allocated to the guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$37,389	$926	$136	$—	$38,451
Accounts receivable	36,463	81,452	1,353	(1,129)	118,139
Fair value of hedging contracts	—	25,177	—	—	25,177
Current income tax receivable	19,946	—	—	—	19,946
Deferred taxes *	8,269	17,803	—	—	26,072
Inventory	4,360	283	—	—	4,643
Other current assets	791	—	—	—	791

Total current assets	107,218	125,641	1,489	(1,129)	233,219
Oil and gas properties, full cost method:
Proved	696,975	5,946,141	5,052	—	6,648,168
Less: accumulated DD&A	(309,421)	(4,862,949)	(2,359)	—	(5,174,729)

Net proved oil and gas properties	387,554	1,083,192	2,693	—	1,473,439
Unevaluated	246,269	155,340	—	—	401,609
Other property and equipment, net	11,172	—	—	—	11,172
Fair value of hedging contracts	—	22,543	—	—	22,543
Other assets, net	20,873	2,896	—	—	23,769
Investment in subsidiary	733,533	(273)	—	(733,260)	—

Total assets	$1,506,619	$1,389,339	$4,182	($734,389)	$2,165,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$78,170	$25,866	$39	($1,129)	$102,946
Undistributed oil and gas proceeds	26,036	1,292	—	—	27,328
Accrued interest	14,059	—	—	—	14,059
Fair value of hedging contracts	—	11,122	—	—	11,122
Asset retirement obligations	—	62,676	—	—	62,676
Other current liabilities	22,974	5,396	—	—	28,370

Total current liabilities	141,239	106,352	39	(1,129)	246,501
Long-term debt	620,000	—	—	—	620,000
Deferred taxes *	56,970	190,865	—	—	247,835
Asset retirement obligations	7,626	351,061	4,416	—	363,103
Fair value of hedging contracts	—	815	—	—	815
Other long-term liabilities	12,955	6,713	—	—	19,668

Total liabilities	838,790	655,806	4,455	(1,129)	1,497,922

Commitments and contingencies
Stockholders’ equity:
Common stock	481	—	—	—	481
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,338,565	1,724,232	1,639	(1,725,871)	1,338,565
Accumulated earnings (deficit)	(692,225)	(1,012,567)	(1,912)	1,014,479	(692,225)
Accumulated other comprehensive income (loss)	21,868	21,868	—	(21,868)	21,868

Total stockholders’ equity	667,829	733,533	(273)	(733,260)	667,829

Total liabilities and stockholders’ equity	$1,506,619	$1,389,339	$4,182	($734,389)	$2,165,751

*	Deferred income taxes have been allocated to the guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
Operating revenue:
Oil production	$7,682	$173,124	$—	$—	$180,806
Gas production	9,197	24,806	—	—	34,003
Natural gas liquids production	5,436	6,474	—	—	11,910
Other operational income	568	(1)	111	—	678

Total operating revenue	22,883	204,403	111	—	227,397

Operating expenses:
Lease operating expenses	5,886	55,107	2	—	60,995
Transportation, processing and gathering expenses	4,163	2,599	—	—	6,762
Other operational expenses	61	21	—	—	82
Production taxes	684	1,158	—	—	1,842
Depreciation, depletion, amortization	19,336	69,939	(1)	—	89,274
Accretion expense	138	8,181	86	—	8,405
Salaries, general and administrative	13,672	1	—	—	13,673
Incentive compensation expense	67	—	—	—	67
Derivative expense, net	—	1,812	—	—	1,812

Total operating expenses	44,007	138,818	87	—	182,912

Income (loss) from operations	(21,124)	65,585	24	—	44,485

Other (income) expenses:
Interest expense	7,671	21	—	—	7,692
Interest income	(112)	(5)	—	—	(117)
Other income	(98)	(345)	—	—	(443)
(Income) loss from investment in subsidiaries	(42,200)	(24)	—	42,224	—

Total other (income) expenses	(34,739)	(353)	—	42,224	7,132

Income (loss) before taxes	13,615	65,938	24	(42,224)	37,353

Provision (benefit) for income taxes:
Current	595	—	—	—	595
Deferred	(10,639)	23,738	—	—	13,099

Total income taxes	(10,044)	23,738	—	—	13,694

Net income (loss)	$23,659	$42,200	$24	($42,224)	$23,659

Comprehensive income (loss)	($9,507)	$42,200	$24	($42,224)	($9,507)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
Operating revenue:
Oil production	$1,248	$156,188	$—	$—	$157,436
Gas production	6,772	35,999	—	—	42,771
Natural gas liquids production	—	9,060	—	—	9,060
Other operational income	1,050	94	101	—	1,245
Derivative income, net	—	4,082	—	—	4,082

Total operating revenue	9,070	205,423	101	—	214,594

Operating expenses:
Lease operating expenses	1,716	44,682	193	—	46,591
Transportation, processing and gathering expenses	—	2,763	—	—	2,763
Other operational expenses	622	32	—	—	654
Production taxes	422	2,070	—	—	2,492
Depreciation, depletion, amortization	5,615	58,630	217	—	64,462
Accretion expense	3	7,605	92	—	7,700
Salaries, general and administrative	7,193	(43)	1	—	7,151
Incentive compensation expense	2,087	—	—	—	2,087

Total operating expenses	17,658	115,739	503	—	133,900

Income (loss) from operations	(8,588)	89,684	(402)	—	80,694

Other (income) expenses:
Interest expense	1,305	74	—	—	1,379
Interest income	(23)	—	—	—	(23)
Other income	(6)	(366)	—	—	(372)
Other expense	308	—	—	—	308
(Income) loss from investment in subsidiaries	(60,498)	401	—	60,097	—

Total other (income) expenses	(58,914)	109	—	60,097	1,292

Income (loss) before taxes	50,326	89,575	(402)	(60,097)	79,402

Provision (benefit) for income taxes:
Current	(12,681)	—	—	—	(12,681)
Deferred	11,186	29,076	—	—	40,262

Total income taxes	(1,495)	29,076	—	—	27,581

Net income (loss)	$51,821	$60,499	($402)	($60,097)	$51,821

Comprehensive income (loss)	$127,828	$60,499	($402)	($60,097)	$127,828

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
Operating revenue:
Oil production	$20,729	$544,016	$—	$—	$564,745
Gas production	20,693	70,313	—	—	91,006
Natural gas liquids production	11,010	24,218	—	—	35,228
Other operational income	2,024	139	357	—	2,520
Derivative income, net	—	3,119	—	—	3,119

Total operating revenue	54,456	641,805	357	—	696,618

Operating expenses:
Lease operating expenses	17,108	139,937	(15)	—	157,030
Transportation, processing and gathering expenses	8,361	7,550	—	—	15,911
Other operational expenses	150	45	—	—	195
Production taxes	2,354	5,224	—	—	7,578
Depreciation, depletion, amortization	45,884	214,908	190	—	260,982
Accretion expense	423	24,246	257	—	24,926
Salaries, general and administrative	40,516	5	—	—	40,521
Incentive compensation expense	3,907	—	—	—	3,907

Total operating expenses	118,703	391,915	432	—	511,050

Income (loss) from operations	(64,247)	249,890	(75)	—	185,568

Other (income) expenses:
Interest expense	21,189	(82)	—	—	21,107
Interest income	(216)	(11)	—	—	(227)
Other income	(121)	(1,108)	—	—	(1,229)
(Income) loss from investment in subsidiaries	(160,650)	75	—	160,575	—

Total other (income) expenses	(139,798)	(1,126)	—	160,575	19,651

Income (loss) before taxes	75,551	251,016	(75)	(160,575)	165,917

Provision (benefit) for income taxes:
Current	1,164	—	—	—	1,164
Deferred	(30,793)	90,366	—	—	59,573

Total income taxes	(29,629)	90,366	—	—	60,737

Net income (loss)	$105,180	$160,650	($75)	($160,575)	$105,180

Comprehensive income (loss)	$113,151	$160,650	($75)	($160,575)	$113,151

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
Operating revenue:
Oil production	$2,766	$482,022	$—	$—	$484,788
Gas production	12,355	119,460	—	—	131,815
Natural gas liquids production	—	25,290	—	—	25,290
Other operational income	2,359	179	456	—	2,994
Derivative income, net	—	3,300	—	—	3,300

Total operating revenue	17,480	630,251	456	—	648,187

Operating expenses:
Lease operating expenses	2,462	127,831	193	—	130,486
Transportation, processing and gathering expenses	—	7,311	—	—	7,311
Other operational expenses	715	734	3	—	1,452
Production taxes	814	6,014	—	—	6,828
Depreciation, depletion, amortization	11,533	192,566	678	—	204,777
Accretion expense	11	22,849	274	—	23,134
Salaries, general and administrative	29,486	7	1	—	29,494
Incentive compensation expense	7,104	—	—	—	7,104

Total operating expenses	52,125	357,312	1,149	—	410,586

Income (loss) from operations	(34,645)	272,939	(693)	—	237,601

Other (income) expenses:
Interest expense	6,315	155	—	—	6,470
Interest income	(164)	(6)	—	—	(170)
Other income	(19)	(1,480)	—	—	(1,499)
Loss on early extinguishment of debt	607	—	—	—	607
Other expense	500	1	—	—	501
(Income) loss from investment in subsidiaries	(177,442)	692	—	176,750	—

Total other (income) expenses	(170,203)	(638)	—	176,750	5,909

Income (loss) before taxes	135,558	273,577	(693)	(176,750)	231,692

Provision (benefit) for income taxes:
Current	(12,690)	(2,353)	—	—	(15,043)
Deferred	(561)	98,487	—	—	97,926

Total income taxes	(13,251)	96,134	—	—	82,883

Net income (loss)	$148,809	$177,443	($693)	($176,750)	$148,809

Comprehensive income (loss)	$228,454	$177,443	($693)	($176,750)	$228,454

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$105,180	$160,650	($75)	($160,575)	$105,180
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	45,884	214,908	190	—	260,982
Accretion expense	423	24,246	257	—	24,926
Deferred income tax provision (benefit)	(30,793)	90,366	—	—	59,573
Settlement of asset retirement obligations	—	(47,211)	—	—	(47,211)
Non-cash stock compensation expense	6,800	—	—	—	6,800
Excess tax benefits	(882)	—	—	—	(882)
Non-cash derivative income	—	(584)	—	—	(584)
Non-cash interest expense	9,068	—	—	—	9,068
Other non-cash expense	16	—	—	—	16
Change in current income taxes	(3,240)	—	—	—	(3,240)
Change in intercompany receivables/payables	207,166	(206,669)	(497)	—	—
(Increase) decrease in accounts receivable	(9,229)	(6,631)	28	—	(15,832)
Increase in other current assets	(2,456)	—	—	—	(2,456)
Decrease in inventory	136	—	—	—	136
Increase (decrease) in accounts payable	5,733	422	(39)	—	6,116
Decrease in other current liabilities	(20,441)	(3,860)	—	—	(24,301)
Other	(163,921)	(1,032)	—	160,575	(4,378)

Net cash provided by (used in) operating activities	149,444	224,605	(136)	—	373,913

Cash flows from investing activities:
Investment in oil and gas properties	(240,877)	(204,434)	—	—	(445,311)
Proceeds from sale of oil and gas properties, net of expenses	403	—	—	—	403
Sale of fixed assets	134	—	—	—	134
Investment in fixed and other assets	(3,998)	—	—	—	(3,998)

Net cash used in investing activities	(244,338)	(204,434)		—	(448,772)

Cash flows from financing activities:
Proceeds from bank borrowings	25,000	—	—	—	25,000
Repayments of bank borrowings	(70,000)	—	—	—	(70,000)
Proceeds from issuance of senior convertible notes	300,000	—	—	—	300,000
Financing costs of senior convertible notes	(8,855)	—	—	—	(8,855)
Proceeds from Sold Warrants	40,170	—	—	—	40,170
Payments for Purchased Call Options	(70,830)	—	—	—	(70,830)
Excess tax benefits	882	—	—	—	882
Net payments for share based compensation	(3,773)	—	—	—	(3,773)

Net cash provided by financing activities	212,594	—	—	—	212,594

Net change in cash and cash equivalents	117,700	20,171	(136)	—	137,735
Cash and cash equivalents, beginning of period	37,389	926	136	—	38,451

Cash and cash equivalents, end of period	$155,089	$21,097	$—	$—	$176,186

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands of dollars)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$148,809	$177,443	($693)	($176,750)	$148,809
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,533	192,566	678	—	204,777
Accretion expense	11	22,849	274	—	23,134
Deferred income tax provision (benefit)	(561)	98,487	—	—	97,926
Settlement of asset retirement obligations	—	(52,543)	—	—	(52,543)
Non-cash stock compensation expense	4,492	—	—	—	4,492
Excess tax benefits	(1,490)	—	—	—	(1,490)
Non-cash derivative income	—	(4,337)	—	—	(4,337)
Loss on early extinguishment of debt	607	—	—	—	607
Non-cash (income) loss from investment in subsidiaries	(175,962)	(788)	—	176,750	—
Non-cash interest expense	1,412	—	—	—	1,412
Other non-cash (income) expense	(1,362)	—	—	—	(1,362)
Change in current income taxes	(19,357)	(2,353)	—	—	(21,710)
Change in intercompany receivables/payables	233,904	(233,577)	(327)	—	—
(Increase) decrease in accounts receivable	(16,878)	(242)	3	—	(17,117)
(Increase) decrease in other current assets	(200)	15	—	—	(185)
Decrease in inventory	1,592	14	—	—	1,606
Increase (decrease) in accounts payable	2,709	(30)	—	—	2,679
Increase in other current liabilities	1,124	2,480	—	—	3,604
Other	(1,889)	—	—	—	(1,889)

Net cash provided by (used in) operating activities	188,494	199,984	(65)	—	388,413

Cash flows from investing activities:
Investment in oil and gas properties	(227,862)	(202,845)	(4)	—	(430,711)
Proceeds from sale of oil and gas properties, net of expenses	5,575	2,117	—	—	7,692
Investment in fixed and other assets	(1,788)	—	—	—	(1,788)

Net cash used in investing activities	(224,075)	(200,728)	(4)	—	(424,807)

Cash flows from financing activities:
Deferred financing costs	(4,017)	—	—	—	(4,017)
Excess tax benefits	1,490	—	—	—	1,490
Net payments for share based compensation	(2,581)	—	—	—	(2,581)

Net cash used in financing activities	(5,108)	—	—	—	(5,108)

Net change in cash and cash equivalents	(40,689)	(744)	(69)	—	(41,502)
Cash and cash equivalents, beginning of period	105,115	1,659	182	—	106,956

Cash and cash equivalents, end of period	$64,426	$915	$113	$—	$65,454

Note 10 – Subsequent Events

On October 22, 2012, we commenced a public offering of $300 million in aggregate principal amount of Senior Notes due 2022. In connection with this offering, we entered into an amendment to our bank credit facility (see Note 4 – Long-Term Debt). On October 23, 2012, we priced the offering of the 2022 Notes, which will bear interest at a rate of 7.50% per annum and will be issued at a price equal to 98.277% of the principal amount thereof, resulting in a yield to maturity of 7.75%. We expect to close the sale of the 2022 Notes on November 8, 2012, subject to the satisfaction of customary closing conditions. On October 22, 2012, we also commenced a cash tender offer and consent solicitation with respect to any and all of the $200 million aggregate outstanding principal amount of our 2014 Notes.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this Quarterly Report on Form 10-Q should be read in conjunction with the MD&A contained in our 2011 Annual Report on Form 10-K.

Overview

We are an independent oil and gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties. We have been operating in the Gulf Coast Basin since our incorporation in 1993 and have established a technical and operational expertise in this area. We have expanded our reserve base outside of the conventional shelf of the Gulf of Mexico (“GOM”) and into the more prolific reserve basins of the GOM deep water and Gulf Coast deep gas, as well as onshore oil and gas shale opportunities, including the Marcellus Shale in Appalachia.

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

Liquidity and Capital Resources

At November 2, 2012, we had $379 million of availability under our bank credit facility and cash on hand of approximately $153 million. Our capital expenditure budget for 2012 has been set at $625 million, which excludes material acquisitions and capitalized salaries, general and administrative expenses and interest. We intend to finance our remaining capital expenditure budget primarily with cash on hand and cash flow from operations.

Cash Flow and Working Capital. Net cash provided by operating activities totaled $373.9 million during the nine months ended September 30, 2012 compared to $388.4 million in the comparable period in 2011. Based on our outlook of commodity prices and our estimated production, we expect to fund our remaining 2012 capital expenditures with cash on hand and cash flow provided by operating activities.

Net cash used in investing activities totaled $448.8 million and $424.8 million during the nine months ended September 30, 2012 and 2011, respectively, which primarily represents our investment in oil and natural gas properties.

Net cash provided by financing activities totaled $212.6 million for the nine months ended September 30, 2012, which primarily represents $291.1 million of net proceeds from the issuance of our 2017 Convertible Notes and $40.1 million of proceeds from the Sold Warrants, partially offset by $70.8 million for the cost of the Purchased Call Options. Additionally, we had $25.0 million of borrowings and $70.0 million of repayments of borrowings under our bank credit facility during the nine months ended September 30, 2012. Net cash used in financing activities totaled $5.1 million for the nine months ended September 30, 2011, which primarily represents $4.0 million of deferred financing costs associated with our bank credit facility and $2.6 million of net payments for share based compensation, slightly offset by $1.5 million of excess tax benefits related to share based compensation.

We had working capital at September 30, 2012 of $176.3 million. Included in working capital at September 30, 2012 is a portion of the proceeds received from the issuance of our 2017 Convertible Notes (see Senior Convertible Notes below).

Capital Expenditures. During the three months ended September 30, 2012, additions to oil and gas property costs of $130.8 million included $16.1 million of lease and property acquisition costs, $5.5 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $9.5 million of capitalized interest. During the nine months ended September 30, 2012, additions to oil and gas property costs of $444.3 million included $59.0 million of lease and property acquisition costs, $17.7 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $27.7 million of capitalized interest. These investments were financed with cash flow from operations and the net proceeds from the 2017 Convertible Notes.

Bank Credit Facility. On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700 million through a syndicated bank group, replacing our previous $700 million facility. The bank credit facility matures on September 15, 2014. However, if the notes issued under our 2004 indenture are retired on or before April 15, 2014, the bank credit facility will mature on April 26, 2015. On October 22, 2012, our borrowing base under our bank credit facility was reaffirmed at $400 million. As of September 30 and November 2, 2012, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $21.0 million had been issued pursuant to the bank credit facility, leaving $379.0 million of availability under the facility. Our bank credit facility is guaranteed by our only subsidiary, Stone Offshore.

On October 22, 2012, we commenced a public offering of $300 million in aggregate principal amount of Senior Notes due 2022. On October 22, 2012, we entered into an amendment and obtained a consent from our lenders, which (1) provides that the borrowing base under our bank credit facility will not be reduced as a result of the issuance of the 2022 Notes; provided, however, that, if the 2022 Notes are issued, to the extent that the 2014 Notes in an aggregate principal amount equal to $200 million shall not have been repurchased, repaid, defeased or otherwise retired on or prior to December 31, 2012, the borrowing base will be reduced automatically on December 31, 2012 by an amount equal to 30% of the difference between $200 million and the aggregate principal amount of 2014 Notes so repurchased, repaid, defeased or otherwise retired, and (2) increases our basket for outstanding notes from $900 million in the aggregate to $1.25 billion on or prior to December 31, 2012, and to $1.1 billion at any time thereafter.

The borrowing base under our bank credit facility is redetermined by the lenders semi-annually, on May 1 and November 1, taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At our option, loans under the bank credit facility will bear interest at a rate based on the Libor Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of September 30, 2012.

7.50% Senior Notes due 2022. On October 22, 2012, we commenced a public offering of $300 million in aggregate principal amount of Senior Notes due 2022. We intend to use the net proceeds from the offering to fund our pending tender offer and consent solicitation for our 2014 Notes and for general corporate purposes. On October 23, 2012, we priced the offering of the 2022 Notes, which will bear interest at a rate of 7.50% per annum and will be issued at a price equal to 98.277% of the principal amount thereof, resulting in a yield to maturity of 7.75%. We expect to close the sale of the 2022 Notes on November 8, 2012, subject to the satisfaction of customary closing conditions.

6 3/4% Senior Subordinated Notes due 2014. On October 22, 2012, we commenced a cash tender offer and consent solicitation with respect to any and all of the $200 million aggregate outstanding principal amount of our 2014 Notes. Assuming full participation in the tender offer, the total cost of the redemption is estimated to be approximately $206.4 million. We expect the transaction will result in an after-tax charge to earnings of an estimated $1.5 million in the fourth quarter of 2012.

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

The 2017 Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate of 23.4449 shares of our common stock per $1,000 principal amount of 2017 Convertible Notes, which corresponds to an initial conversion price of approximately $42.65 per share of our common stock. On September 28, 2012, our closing share price was $25.12. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture related to the 2017 Convertible Notes. Upon conversion, we will be obligated to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Prior to December 1, 2016, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date.

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

Results of Operations

The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended September 30,
	2012	2011	Variance	% Change
Production:
Oil (MBbls)	1,736	1,521	215	14%
Natural gas (MMcf)	10,615	9,544	1,071	11%
Natural gas liquids (MBbls)	341	149	192	129%
Oil, natural gas and NGLs (MMcfe)	23,077	19,564	3,513	18%
Revenue data (in thousands) (a):
Oil revenue	$180,806	$157,436	$23,370	15%
Natural gas revenue	34,003	42,771	(8,768)	(21%)
Natural gas liquids revenue	11,910	9,060	2,850	31%

Total oil, natural gas and NGL revenue	$226,719	$209,267	$17,452	8%
Average prices (a):
Oil (per Bbl)	$104.15	$103.51	$0.64	1%
Natural gas (per Mcf)	3.20	4.48	(1.28)	(29%)
Natural gas liquids (per Bbl)	34.93	60.81	(25.88)	(43%)
Oil, natural gas and NGLs (per Mcfe)	9.82	10.70	(0.88)	(8%)
Expenses (per Mcfe):
Lease operating expenses	$2.64	$2.38	$0.26	11%
Salaries, general and administrative expenses (b)	0.59	0.37	0.22	59%
DD&A expense on oil and gas properties	3.83	3.26	0.57	17%

(a)	Includes the cash settlement of effective hedging contracts.
(b)	Exclusive of incentive compensation expense.

	Nine Months Ended September 30,
	2012	2011	Variance	% Change
Production:
Oil (MBbls)	5,289	4,804	485	10%
Natural gas (MMcf)	31,031	29,025	2,006	7%
Natural gas liquids (MBbls)	794	429	365	85%
Oil, natural gas and NGLs (MMcfe)	67,529	60,423	7,106	12%
Revenue data (in thousands) (a):
Oil revenue	$564,745	$484,788	$79,957	16%
Natural gas revenue	91,006	131,815	(40,809)	(31%)
Natural gas liquids revenue	35,228	25,290	9,938	39%

Total oil, natural gas and NGL revenue	$690,979	$641,893	$49,086	8%
Average prices (a):
Oil (per Bbl)	$106.78	$100.91	$5.87	6%
Natural gas (per Mcf)	2.93	4.54	(1.61)	(35%)
Natural gas liquids (per Bbl)	44.37	58.95	(14.58)	(25%)
Oil, natural gas and NGLs (per Mcfe)	10.23	10.62	(0.39)	(4%)
Expenses (per Mcfe):
Lease operating expenses	$2.33	$2.16	$0.17	8%
Salaries, general and administrative expenses (b)	0.60	0.49	0.11	22%
DD&A expense on oil and gas properties	3.83	3.34	0.49	15%

(a)	Includes the cash settlement of effective hedging contracts.
(b)	Exclusive of incentive compensation expense.

Net Income. During the three months ended September 30, 2012, we reported net income totaling $23.7 million, or $0.48 per share, compared to net income for the three months ended September 30, 2011 of $51.8 million, or $1.06 per share. During the nine months ended September 30, 2012, we reported net income totaling $105.2 million, or $2.13 per share, compared to net income for the nine months ended September 30, 2011 of $148.8 million, or $3.04 per share. All per share amounts are on a diluted basis.

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

The variance in the three and nine-month periods’ results was due to the following components:

Production. During the three months ended September 30, 2012, total production volumes increased to 23.1 Bcfe compared to 19.6 Bcfe produced during the comparable 2011 period, representing an 18% increase. Oil production during the three months ended September 30, 2012 totaled approximately 1,736,000 Bbls compared to 1,521,000 Bbls produced during the three months ended September 30, 2011; natural gas production totaled 10.6 Bcf during the three months ended September 30, 2012 compared to 9.5 Bcf during the comparable 2011 period; and NGL production during the three months ended September 30, 2012 totaled approximately 341,000 Bbls compared to 149,000 Bbls produced during the comparable period of 2011.

During the nine months ended September 30, 2012, total production volumes increased to 67.5 Bcfe compared to 60.4 Bcfe produced during the comparable 2011 period, representing a 12% increase. Oil production during the nine months ended September 30, 2012 totaled approximately 5,289,000 Bbls compared to 4,804,000 Bbls produced during the nine months ended September 30, 2011; natural gas production totaled 31.0 Bcf during the nine months ended September 30, 2012 compared to 29.0 Bcf produced during the comparable period of 2011; and NGL production during the nine months ended September 30, 2012 totaled approximately 794,000 Bbls compared to 429,000 Bbls produced during the comparable period of 2011. The increase in NGL production resulted from our liquids rich Pompano and Appalachia gas streams coming on line. Production commenced from our deep water Pyrenees well at Garden Banks 293 during the first quarter of 2012. The nine months ended September 30, 2012 includes production from our Pompano field, which was acquired in late 2011.

Prices. Prices realized during the three months ended September 30, 2012 averaged $104.15 per Bbl of oil, $3.20 per Mcf of natural gas and $34.93 per Bbl of NGLs, or 8% lower, on an Mcfe basis, than average realized prices of $103.51 per Bbl of oil, $4.48 per Mcf of natural gas and $60.81 per Bbl of NGLs during the comparable 2011 period. Prices realized during the nine months ended September 30, 2012 averaged $106.78 per Bbl of oil, $2.93 per Mcf of natural gas and $44.37 per Bbl of NGLs compared to average realized prices of $100.91 per Bbl of oil, $4.54 per Mcf of natural gas and $58.95 per Bbl of NGLs during the comparable 2011 period. All unit pricing amounts include the cash settlement of effective hedging contracts.

We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $0.55 per Mcf and increased our average realized oil price by $2.34 per Bbl during the three months ended September 30, 2012. During the three months ended September 30, 2011, our effective hedging transactions increased our average realized natural gas price by $0.48 per Mcf and decreased our average realized oil price by $2.16 per Bbl. During the nine months ended September 30, 2012, effective hedging transactions increased our average realized natural gas price by $0.55 per Mcf and increased our average realized oil price by $0.21 per Bbl. During the nine months ended September 30, 2011, effective hedging transactions increased our average realized natural gas price by $0.45 per Mcf and decreased our average realized oil price by $5.43 per Bbl.

Revenue. Oil, natural gas and NGL revenue was $226.7 million during the three months ended September 30, 2012, compared to $209.3 million during the comparable period of 2011. The increase is attributable to an 18% increase in production quantities on a gas equivalent basis, partially offset by an 8% decrease in average realized prices. Oil, natural gas and NGL revenue for the nine months ended September 30, 2012 was $691.0 million compared to $641.9 million during the comparable period of 2011. The increase is attributable to a 12% increase in production quantities on a gas equivalent basis.

Expenses. Lease operating expenses during the three months ended September 30, 2012 and 2011 totaled $61.0 million and $46.6 million, respectively. For the nine months ended September 30, 2012 and 2011, lease operating expenses totaled $157.0 million and $130.5 million, respectively. On a unit of production basis, lease operating expenses were $2.33 per Mcfe and $2.16 per Mcfe for the nine months ended September 30, 2012 and 2011, respectively. The increase in lease operating expenses in 2012 was primarily attributable to the impact of expenses at our Pompano field, which was acquired in December 2011, as well as seasonal major maintenance projects.

Transportation, processing and gathering expenses during the three months ended September 30, 2012 and 2011 totaled $6.8 million and $2.8 million, respectively. During the nine months ended September 30, 2012, transportation, processing and gathering expenses totaled $15.9 million compared to $7.3 million for the nine months ended September 30, 2011. The increase resulted from our liquids rich Pompano and Appalachia gas streams coming on line in early 2012.

Other operational expenses of $0.7 million during the three months ended September 30, 2011 was primarily related to a $0.3 million loss on the sale of non-dedicated tubular inventory and approximately $0.2 million of miscellaneous inventory charges. For the nine months ended September 30, 2011, other operational expenses of $1.5 million included $0.7 million for the settlement of litigation associated with an expensed operation in the first quarter of 2011, a $0.3 million loss on the sale of non-dedicated tubular inventory and $0.4 million of miscellaneous inventory charges.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three months ended September 30, 2012 totaled $88.4 million, or $3.83 per Mcfe, compared to $63.8 million, or $3.26 per Mcfe, during the comparable period of 2011. For the nine months ended September 30, 2012 and 2011, DD&A expense totaled $258.6 million, or $3.83 per Mcfe, and $201.9 million, or $3.34 per Mcfe, respectively. The increase in DD&A expense on a unit basis in 2012 is attributable to the unit cost of current year net reserve additions (including future development costs) exceeding the per unit amortizable base as of the beginning of the year.

Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the three months ended September 30, 2012 were $13.7 million compared to $7.2 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, SG&A expenses (exclusive of incentive compensation) totaled $40.5 million and $29.5 million, respectively. The increase is primarily the result of increased staffing and compensation adjustments (including stock based compensation) and a management fee of $1.0 million for transition services related to our Pompano acquisition.

For the three months ended September 30, 2012 and 2011, incentive compensation expense totaled $0.1 million and $2.1 million, respectively. For the nine months ended September 30, 2012 and 2011, incentive compensation expense totaled $3.9 million and $7.1 million, respectively. These amounts relate to the accrual of estimated incentive compensation bonuses calculated based on the projected achievement of certain strategic objectives for each fiscal year.

Interest expense for the three months ended September 30, 2012 totaled $7.7 million, net of $9.5 million of capitalized interest, compared to interest expense of $1.4 million, net of $11.5 million of capitalized interest, during the comparable 2011 period. For the nine months ended September 30, 2012, interest expense totaled $21.1 million, net of $27.7 million of capitalized interest, compared to interest expense of $6.5 million, net of $32.0 million of capitalized interest, during the comparable 2011 period. The increase in interest expense is primarily the result of interest associated with the 2017 Convertible Notes issued on March 6, 2012.

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

Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged for any given year without the consent of the Board of Directors. We believe our current hedging positions have hedged approximately 39% of our estimated 2012 production from estimated proved reserves, 47% of our estimated 2013 production from estimated proved reserves, 31% of our estimated 2014 production from estimated proved reserves and 11% of our estimated 2015 production from estimated proved reserves. See Item 1. Financial Statements – Note 3 – Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.

Since the filing of our 2011 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to commodity prices.

Interest Rate Risk

We had total debt outstanding of $811 million at September 30, 2012, all of which bears interest at fixed rates. The $811 million of fixed-rate debt is comprised of $236 million ($300 million face value) of 1 3/4% Senior Convertible Notes due 2017, $375 million of 8 5/8% Senior Notes due 2017 and $200 million of 6 3/4% Senior Subordinated Notes due 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Franchise Tax Action. On December 30, 2004, Stone was served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the LDR in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise tax year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise tax years 1999, 2000 and 2001. On December 29, 2005, the LDR filed another petition in the 15th Judicial District Court claiming additional franchise taxes due for the taxable years ended December 31, 2002 and 2003 in the amount of $2.6 million, plus accrued interest of $1.2 million (calculated through December 15, 2005). Also, on January 2, 2008, Stone was served with a petition (civil action number 2007-6754) claiming $1.5 million of additional franchise taxes due for the 2004 franchise tax year, plus accrued interest of $800,000 (calculated through November 30, 2007). Further, on January 7, 2009, Stone was served with a petition (civil action number 2008-7193) claiming additional franchise taxes due for the taxable years ended December 31, 2005 and 2006 in the amount of $4.0 million, plus accrued interest of $1.7 million (calculated through October 21, 2008). In addition, we have received proposed assessments from the LDR for additional franchise taxes in the amount of $8.1 million resulting from audits of Stone and our subsidiaries. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the OCS, which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. Stone disagrees with these contentions and intends to vigorously defend itself against these claims. The franchise tax years 2010 and 2011 for Stone remain subject to examination.

Litigation is subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation. Accordingly, we cannot currently predict the manner and timing of the resolution of these matters and are unable to estimate a range of possible losses or any minimum loss from such matters.

Item 1A. Risk Factors

There have been no material changes with respect to Stone’s risk factors previously reported in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the three months ended September 30, 2012:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Share Repurchase Program:
July 2012	—		—	—
August 2012	—		—	—
September 2012	—		—	—

	—		—	—	$92,928,632

Other:
July 2012	5,021	(a)	$25.02	—
August 2012	—		—	—
September 2012	21,670	(a)	23.38	—

	26,691		$23.69	—	N/A

Total	26,691		$23.69	—

(a)	Amount includes shares withheld from employees and nonemployee directors upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended on June 4, 1993, February 1, 2001 and February 19, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 (File No. 001-12074)).

3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2004 (File No. 001-12074)).

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.6	Indenture related to the 1 3/4% Senior Convertible Notes due 2017, dated as of March 6, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 1 3/4% Senior Convertible Senior Note due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.1	Amendment No. 1 and Consent dated as of February 28, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2012 (File No. 001-12074)).

10.2	Amendment No. 2 and Consent dated as of October 22, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 22, 2012 (File No. 001-12074)).

10.3	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.4	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.5	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.6	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.7	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.8	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.9	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.10	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.11	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.12	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*	Filed or furnished herewith.
**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONE ENERGY CORPORATION

Date: November 6, 2012	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President,
Chief Accounting Officer and Treasurer
(On behalf of the Registrant and as
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended on June 4, 1993, February 1, 2001 and February 19, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 (File No. 001-12074)).

3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2004 (File No. 001-12074)).

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.6	Indenture related to the 1 3/4% Senior Convertible Notes due 2017, dated as of March 6, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 1 3/4% Senior Convertible Senior Note due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.1	Amendment No. 1 and Consent dated as of February 28, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2012 (File No. 001-12074)).

10.2	Amendment No. 2 and Consent dated as of October 22, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 22, 2012 (File No. 001-12074)).

10.3	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.4	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.5	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.6	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.7	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.8	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.9	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.10	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.11	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.12	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*	Filed or furnished herewith.
**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.