Form 10-Q
period 2013-03-31
STONE ENERGY CORP
filed 2013-05-08
CIK 904080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 2, 2013, there were 49,968,210 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$261,353	$279,526
Accounts receivable	147,336	167,288
Fair value of hedging contracts	18,712	39,655
Current income tax receivable	19,533	10,027
Deferred taxes	23,354	15,514
Inventory	4,027	4,207
Other current assets	3,587	3,626

Total current assets	477,902	519,843
Oil and gas properties, full cost method of accounting:
Proved	7,358,370	7,244,466
Less: accumulated depreciation, depletion and amortization	(5,584,698)	(5,510,166)

Net proved oil and gas properties	1,773,672	1,734,300
Unevaluated	471,457	447,795
Other property and equipment, net	22,059	22,115
Fair value of hedging contracts	6,792	9,199
Other assets, net	50,512	43,179

Total assets	$2,802,394	$2,776,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$81,491	$94,361
Undistributed oil and gas proceeds	28,904	23,414
Accrued interest	15,351	18,546
Fair value of hedging contracts	5,376	149
Asset retirement obligations	68,978	66,260
Other current liabilities	5,840	16,765

Total current liabilities	205,940	219,495
Long-term debt	917,267	914,126
Deferred taxes	336,108	310,830
Asset retirement obligations	412,706	422,042
Fair value of hedging contracts	2,997	1,530
Other long-term liabilities	33,853	36,275

Total liabilities	1,908,871	1,904,298

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 48,683,813 and 48,392,552 shares, respectively	487	484
Treasury stock (16,582 shares, at cost)	(860)	(860)
Additional paid-in capital	1,385,445	1,386,475
Accumulated deficit	(502,041)	(542,799)
Accumulated other comprehensive income	10,492	28,833

Total stockholders’ equity	893,523	872,133

Total liabilities and stockholders’ equity	$2,802,394	$2,776,431

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenue:
Oil production	$186,925	$201,758
Gas production	36,822	28,857
Natural gas liquids production	9,178	13,452
Other operational income	807	890

Total operating revenue	233,732	244,957

Operating expenses:
Lease operating expenses	53,044	44,480
Transportation, processing and gathering expenses	5,397	3,657
Production taxes	2,089	3,378
Depreciation, depletion and amortization	75,435	84,575
Accretion expense	8,263	8,266
Salaries, general and administrative expenses	13,952	13,705
Incentive compensation expense	1,431	1,442
Derivative expense, net	1,221	485
Other operational expenses	72	42

Total operating expenses	160,904	160,030

Income from operations	72,828	84,927

Other (income) expenses:
Interest expense	9,635	5,731
Interest income	(117)	(31)
Other income	(726)	(420)

Total other expenses	8,792	5,280

Net income before income taxes	64,036	79,647

Provision (benefit) for income taxes:
Current	(3,746)	1,234
Deferred	27,024	27,439

Total income taxes	23,278	28,673

Net income	$40,758	$50,974

Basic earnings per share	$0.82	$1.04
Diluted earnings per share	$0.82	$1.04
Average shares outstanding	48,619	48,254
Average shares outstanding assuming dilution	48,657	48,299

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$40,758	$50,974
Other comprehensive loss, net of tax effect: Adjustment for fair value accounting of derivatives	(18,341)	(22,065)

Comprehensive income	$22,417	$28,909

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$40,758	$50,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	75,435	84,575
Accretion expense	8,263	8,266
Deferred income tax provision	27,024	27,439
Settlement of asset retirement obligations	(14,880)	(2,980)
Non-cash stock compensation expense	2,296	1,750
Excess tax benefits	(104)	(847)
Non-cash derivative expense	1,385	1,342
Non-cash interest expense	4,041	1,573
Change in current income taxes	(9,402)	(2,647)
(Increase) decrease in accounts receivable	19,952	(22,111)
Decrease in other current assets	40	35
Decrease in inventory	158	—
Increase (decrease) in accounts payable	2,004	(6,015)
Decrease in other current liabilities	(8,942)	(22,168)
Other	(1,262)	(254)

Net cash provided by operating activities	146,766	118,932

Cash flows from investing activities:
Investment in oil and gas properties	(160,968)	(106,469)
Proceeds from sale of oil and gas properties, net of expenses	—	403
Sale of fixed assets	—	134
Investment in fixed and other assets	(599)	(909)

Net cash used in investing activities	(161,567)	(106,841)

Cash flows from financing activities:
Proceeds from bank borrowings	—	25,000
Repayments of bank borrowings	—	(70,000)
Proceeds from issuance of senior convertible notes	—	300,000
Deferred financing costs of senior convertible notes	—	(8,855)
Proceeds from Sold Warrants	—	40,170
Payments for Purchased Call Options	—	(70,830)
Deferred financing costs	(11)	—
Excess tax benefits	104	847
Net payments for share based compensation	(3,465)	(3,033)

Net cash (used in) provided by financing activities	(3,372)	213,299

Net change in cash and cash equivalents	(18,173)	225,390
Cash and cash equivalents, beginning of period	279,526	38,451

Cash and cash equivalents, end of period	$261,353	$263,841

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Interim Financial Statements

The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report on Form 10-K”). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in our 2012 Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2 – Earnings Per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Income (numerator):
Basic:
Net income	$40,758	$50,974
Net income attributable to participating securities	(770)	(877)

Net income attributable to common stock—basic	$39,988	$50,097

Diluted:
Net income	$40,758	$50,974
Net income attributable to participating securities	(770)	(876)

Net income attributable to common stock—diluted	$39,988	$50,098

Weighted average shares (denominator):
Weighted average shares—basic	48,619	48,254
Diluted effect of stock options	38	45

Weighted average shares—diluted	48,657	48,299

Basic income per common share	$0.82	$1.04

Diluted income per common share	$0.82	$1.04

Stock options that were considered antidilutive because the exercise price of the options exceeded the average price of our common stock for the applicable period totaled approximately 347,000 and 372,000 shares during the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, respectively, approximately 291,000 and 232,000 shares of common stock were issued from authorized shares upon the vesting (lapse of forfeiture restrictions) of restricted stock by employees and nonemployee directors.

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

We have entered into fixed-price swaps with various counterparties for a portion of our expected 2013, 2014 and 2015 oil and natural gas production from the Gulf Coast Basin. Some of our fixed-price oil swap settlements are based on an average of the New York Mercantile Exchange (“NYMEX”) closing price for West Texas Intermediate during the entire calendar month, and some are based on the average of the Intercontinental Exchange closing price for Brent crude oil during the entire calendar month. Our fixed-price gas swap settlements are based on the NYMEX price for the last day of a respective contract month. Swaps typically provide for monthly payments by us if prices rise above the swap price or to us if prices fall below the swap price. Our fixed-price swap contracts are with The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas, The Bank of Nova Scotia, Bank of America, Natixis and Regions Bank.

All of our derivative instruments at March 31, 2013 and December 31, 2012 were designated as effective cash flow hedges; however, during the three-month periods ended March 31, 2013 and 2012, certain of our derivative contracts were determined to be partially ineffective. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at March 31, 2013 and December 31, 2012.

Fair Value of Derivative Instruments at March 31, 2013
(in millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$18.7	Current liabilities: Fair value of hedging contracts	($5.4)
	Long-term assets: Fair value of hedging contracts	6.8	Long-term liabilities: Fair value of hedging contracts	(3.0)

		$25.5		($8.4)

Fair Value of Derivative Instruments at December 31, 2012
(in millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$39.7	Current liabilities: Fair value of hedging contracts	($0.1)
	Long-term assets: Fair value of hedging contracts	9.2	Long-term liabilities: Fair value of hedging contracts	(1.5)

		$48.9		($1.6)

The following table discloses the effect of derivative instruments in the statement of operations for the three-month periods ended March 31, 2013 and 2012.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2013 and 2012 (in millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (a)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) (b)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2013	2012	Location	2013	2012	Location	2013	2012
Commodity contracts	($12.9)	($22.7)	Operating revenue—oil/gas production	$5.4	($0.6)	Derivative income (expense), net	($1.2)	($0.5)

Total	($12.9)	($22.7)		$5.4	($0.6)		($1.2)	($0.5)

(a)	Net of related tax effect of ($7.4) million and ($12.8) million for the three months ended March 31, 2013 and 2012, respectively.
(b)	Net of related tax effect of ($3.1) million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, effective hedging contracts increased oil revenue by $4.5 million and increased gas revenue by $4.0 million. For the three months ended March 31, 2012, effective hedging contracts decreased oil revenue by $5.8 million and increased gas revenue by $4.8 million.

At March 31, 2013, we had accumulated other comprehensive income of $10.5 million, net of tax, which related to the fair value of our swap contracts that were outstanding as of March 31, 2013. We believe that approximately $8.1 million of the accumulated other comprehensive income will be reclassified into earnings in the next 12 months.

Our derivative contracts are subject to netting arrangements. It is our policy to not offset our derivative contracts in presenting the fair value of these contracts as assets and liabilities in our consolidated balance sheet. The following presents the potential impact of the rights of offset associated with our recognized assets and liabilities at March 31, 2013:

	As Presented Without Netting	Effects of Netting	With Effects of Netting
	(in millions)
Current assets: Fair value of hedging contracts	$18.7	($5.7)	$13.0
Long-term assets: Fair value of hedging contracts	6.8	(2.0)	4.8
Current liabilities: Fair value of hedging contracts	(5.4)	4.7	(0.7)
Long-term liabilities: Fair value of hedging contracts	(3.0)	3.0	—

The following table illustrates our hedging positions for calendar years 2013, 2014 and 2015 as of May 2, 2013:

	Fixed-Price Swaps NYMEX (except where noted)
	Natural Gas			Oil
	Daily Volume (MMBtus/d)		Swap Price ($)	Daily Volume (Bbls/d)		Swap Price ($)
2013	10,000		4.000	2,000	(a)	92.35
2013	10,000	(b)	4.050	1,000		92.80
2013	20,000	(a)	4.450	2,000	(c)	94.05
2013	10,000		5.270	1,000		94.45
2013	10,000		5.320	1,000		94.60
2013				1,000		97.15
2013				1,000		101.53
2013				1,000		103.00
2013				1,000		103.15
2013				1,000		104.25
2013				1,000		104.47
2013				1,000		104.50
2013				1,000	(d)	107.30
2014	10,000		4.000	1,000		90.06
2014	10,000		4.040	1,000		93.55
2014	10,000		4.105	1,000		94.00
2014	10,000		4.190	1,000		98.00
2014	10,000		4.250	1,000		98.30
2014	10,000		4.350	1,000		99.65
2014				1,000	(d)	103.30
2015	10,000		4.005	1,000		90.00
2015	10,000		4.220
2015	10,000		4.255

(a)	July through December
(b)	April through December
(c)	January through June
(d)	Brent oil contract

Note 4 – Long-Term Debt

Long-term debt consisted of the following at:

	March 31, 2013	December 31, 2012
	(in millions)
8 5/8% Senior Notes due 2017	$375.0	$375.0
1 3/4% Senior Convertible Notes due 2017	242.3	239.1
7 1/2% Senior Notes due 2022	300.0	300.0
Bank debt	—	—

Total long-term debt	$917.3	$914.1

Bank Debt

On April 26, 2011, we entered into an amended and restated revolving credit facility with commitments totaling $700 million (subject to borrowing base limitations) through a syndicated bank group, replacing our previous facility. Our bank credit facility matures on April 26, 2015. On April 30, 2013, the bank group reaffirmed our existing borrowing base at $400 million. As of March 31 and May 2, 2013, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $21.0 million had been issued pursuant to the facility, leaving $379.0 million of availability under the facility.

The borrowing base under our bank credit facility is redetermined semi-annually, in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”). Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At Stone’s option, loans under our bank credit facility will bear interest at a rate based on the adjusted London Interbank Offering Rate (“Libor”) plus an applicable margin, or a rate based on the prime rate or federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of March 31, 2013.

Senior Convertible Notes

On March 6, 2012, we issued in a private offering $300 million in aggregate principal amount of the 2017 Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2017 Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate of 23.4449 shares of our common stock per $1,000 principal amount of 2017 Convertible Notes, which corresponds to an initial conversion price of approximately $42.65 per share of our common stock. On March 28, 2013, our closing share price was $21.75. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture related to the 2017 Convertible Notes. Upon conversion, we will be obligated to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Prior to December 1, 2016, the 2017 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date.

In connection with the offering, we entered into convertible note hedge transactions with respect to our common stock (the “Purchased Call Options”) with Barclays Capital Inc., acting as agent for Barclays Bank PLC, and Bank of America, N.A. (the “Dealers”). We paid an aggregate amount of approximately $70.8 million to the Dealers for the Purchased Call Options. The Purchased Call Options cover, subject to customary antidilution adjustments, approximately 7,033,470 shares of our common stock at a strike price that corresponds to the initial conversion price of the 2017 Convertible Notes, also subject to adjustment, and are exercisable upon conversion of the 2017 Convertible Notes.

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

As of March 31, 2013, the carrying amount of the liability component of the 2017 Convertible Notes was $242.3 million. During the three months ended March 31, 2013, we recognized $3.1 million of interest expense for the amortization of the discount and $0.3 million of interest expense for the amortization of deferred financing costs related to the 2017 Convertible Notes. During the three months ended March 31, 2013, we recognized $1.3 million of interest expense related to the contractual interest coupon on the 2017 Convertible Notes.

Senior Notes

During the three months ended March 31, 2013, we recognized $0.4 million of interest expense for the amortization of net deferred financing costs related to the 8 5/8% Senior Notes due 2017 (the “2017 Notes”). During the three months ended March 31, 2013, we recognized $8.1 million of interest expense related to the contractual interest coupon on the 2017 Notes.

During the three months ended March 31, 2013, we recognized $0.2 million of interest expense for the amortization of net deferred financing costs related to the 7 1/2% Senior Notes due 2022 (the “2022 Notes”). During the three months ended March 31, 2013, we recognized $5.6 million of interest expense related to the contractual interest coupon on the 2022 Notes.

Note 5 – Asset Retirement Obligations

The change in our asset retirement obligations during the three months ended March 31, 2013 is set forth below:

Three Months Ended March 31, 2013
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$488.3
Liabilities settled	(14.9)
Accretion expense	8.3

Asset retirement obligations as of the end of the period, including current portion	$481.7

Note 6 – Acquisitions

In December 2012, we closed on the acquisition of an office building. The acquisition was accounted for according to the guidance provided in ASC 805, Business Combinations, which requires application of the acquisition method. This methodology requires us to record net assets acquired and consideration transferred at fair value. Differences between the net fair value of assets acquired and consideration transferred are recorded as goodwill or a bargain purchase gain. The building and land were recorded at fair value of $8.5 million. Consideration transferred in the transaction was $8.5 million in cash, with no goodwill or bargain purchase gain recorded.

On June 18, 2012, we completed the acquisition of a 25% working interest in the five block deep water Pompano field in Mississippi Canyon, an approximate 14% working interest in Mississippi Canyon Block 29 and a 10% working interest in certain aliquots of Mississippi Canyon Block 72. The acquisition was accounted for according to the guidance provided in ASC 805, Business Combinations. Consideration transferred in the transaction was $26.4 million in cash, with no goodwill or bargain purchase gain recorded. The following represents the allocation of the recorded value of net assets acquired in the transaction.

(in millions)
Proved oil and gas properties.	$39.2
Unevaluated oil and gas properties.	1.6
Asset retirement obligations.	(14.4)

Total fair value of net assets.	$26.4

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

As of March 31, 2013 and December 31, 2012, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in marketable securities. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for our credit risk and the credit risk of our counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy. For a more detailed description of our derivative instruments, see Note 3 – Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in marketable securities, which are included within the Level 1 fair value hierarchy.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013:

	Fair Value Measurements at March 31, 2013
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Marketable securities	$13.9	$13.9	$—	$—
Hedging contracts	25.5	—	25.5	—

Total	$39.4	$13.9	$25.5	$—

	Fair Value Measurements at March 31, 2013
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Hedging contracts	($8.4)	$—	($8.4)	$—

Total	($8.4)	$—	($8.4)	$—

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012:

	Fair Value Measurements at December 31, 2012
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Marketable securities	$13.5	$13.5	$—	$—
Hedging contracts	48.9	—	48.9	—

Total	$62.4	$13.5	$48.9	$—

	Fair Value Measurements at December 31, 2012
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Hedging contracts	($1.6)	$—	($1.6)	$—

Total	($1.6)	$—	($1.6)	$—

The fair value of cash and cash equivalents and our variable-rate bank debt approximated book value at March 31, 2013 and December 31, 2012. As of March 31, 2013 and December 31, 2012, the fair value of our 2017 Notes was approximately $403.1 million and $401.3 million, respectively. As of March 31, 2013 and December 31, 2012, the fair value of the liability component of our 2017 Convertible Notes was approximately $265.9 million and $249.6 million, respectively. As of March 31, 2013 and December 31, 2012, the fair value of our 2022 Notes was approximately $324.8 million and $314.3 million, respectively.

The fair value of our 2017 Notes and the fair value of our 2022 Notes were determined based upon quotes obtained from brokers, which represent Level 2 inputs. We applied fair value concepts in determining the liability component of our 2017 Convertible Notes (see Note 4 – Long-Term Debt) at inception, March 31, 2013 and December 31, 2012. The fair value of the liability was estimated using an income approach. The significant inputs in these determinations were market interest rates based on quotes obtained from brokers and represent Level 2 inputs.

Note 8 – Commitments and Contingencies

We are named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.

Franchise Tax Action. We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due. In addition, we received preliminary assessments from the LDR for additional franchise taxes resulting from audits of Stone and other subsidiaries. These assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf (“OCS”), which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. We disagree with these contentions and are defending ourselves against these claims. Total asserted claims plus estimated accrued interest amount to approximately $29.9 million. The franchise tax years 2010, 2011 and 2012 for Stone remain subject to examination, which potentially exposes us to additional estimated assessments of $2.5 million including accrued interest. We estimate the potential range of loss upon resolution of this matter to be between $0 and $32.4 million.

Note 9 – Guarantor Financial Statements

Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of our 2017 Convertible Notes, our 2017 Notes and our 2022 Notes. Our other subsidiaries (the “Non-Guarantor Subsidiaries”) did not provide guarantees. We have two subsidiaries that do not own any assets at this time. One of our other non-guarantor subsidiaries was merged into Stone Offshore on September 6, 2012. The following presents unaudited condensed consolidating financial information as of March 31, 2013 and December 31, 2012 and for the three-month periods ended March 31, 2013 and 2012 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$210,189	$51,164	$—	$—	$261,353
Accounts receivable	48,545	221,703	—	(122,912)	147,336
Fair value of hedging contracts	—	18,712	—	—	18,712
Current income tax receivable	19,533	—	—	—	19,533
Deferred taxes *	3,387	19,967	—	—	23,354
Inventory	3,744	283	—	—	4,027
Other current assets	3,587	—	—	—	3,587

Total current assets	288,985	311,829	—	(122,912)	477,902
Oil and gas properties, full cost method:
Proved	1,078,367	6,280,003	—	—	7,358,370
Less: accumulated DD&A	(379,399)	(5,205,299)	—	—	(5,584,698)

Net proved oil and gas properties	698,968	1,074,704	—	—	1,773,672
Unevaluated	270,373	201,084	—	—	471,457
Other property and equipment, net	22,059	—	—	—	22,059
Fair value of hedging contracts	—	6,792	—	—	6,792
Other assets, net	48,951	1,561	—	—	50,512
Investment in subsidiary	774,817	—	—	(774,817)	—

Total assets	$2,104,153	$1,595,970	$—	($897,729)	$2,802,394

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$182,210	$22,193	$—	($122,912)	$81,491
Undistributed oil and gas proceeds	16,580	12,324	—	—	28,904
Accrued interest	15,351	—	—	—	15,351
Fair value of hedging contracts	—	5,376	—	—	5,376
Asset retirement obligations	—	68,978	—	—	68,978
Other current liabilities	5,522	318	—	—	5,840

Total current liabilities	219,663	109,189	—	(122,912)	205,940
Long-term debt	917,267	—	—	—	917,267
Deferred taxes *	40,988	295,120	—	—	336,108
Asset retirement obligations	5,572	407,134	—	—	412,706
Fair value of hedging contracts	—	2,997	—	—	2,997
Other long-term liabilities	27,140	6,713	—	—	33,853

Total liabilities	1,210,630	821,153	—	(122,912)	1,908,871

Commitments and contingencies Stockholders’ equity:
Common stock	487	—	—	—	487
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,385,445	1,496,509	—	(1,496,509)	1,385,445
Accumulated deficit	(502,041)	(732,184)	—	732,184	(502,041)
Accumulated other comprehensive income	10,492	10,492	—	(10,492)	10,492

Total stockholders’ equity	893,523	774,817	—	(774,817)	893,523

Total liabilities and stockholders’ equity	$2,104,153	$1,595,970	$—	($897,729)	$2,802,394

*	Deferred income taxes have been allocated to the guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$228,398	$51,128	$—	$—	$279,526
Accounts receivable	59,213	108,075	—	—	167,288
Fair value of hedging contracts	—	39,655	—	—	39,655
Current income tax receivable	10,027	—	—	—	10,027
Deferred taxes *	5,947	9,567	—	—	15,514
Inventory	3,924	283	—	—	4,207
Other current assets	3,626	—	—	—	3,626

Total current assets	311,135	208,708	—	—	519,843
Oil and gas properties, full cost method:
Proved	1,004,808	6,239,658	—	—	7,244,466
Less: accumulated DD&A	(370,111)	(5,140,055)	—	—	(5,510,166)

Net proved oil and gas properties	634,697	1,099,603	—	—	1,734,300
Unevaluated	254,757	193,038	—	—	447,795
Other property and equipment, net	22,115	—	—	—	22,115
Fair value of hedging contracts	—	9,199	—	—	9,199
Other assets, net	41,679	1,500	—	—	43,179
Investment in subsidiary	736,331	—	—	(736,331)	—

Total assets	$2,000,714	$1,512,048	$—	($736,331)	$2,776,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$74,503	$19,858	$—	$—	$94,361
Undistributed oil and gas proceeds	21,841	1,573	—	—	23,414
Accrued interest	18,546	—	—	—	18,546
Fair value of hedging contracts	—	149	—	—	149
Asset retirement obligations	—	66,260	—	—	66,260
Other current liabilities	16,765	—	—	—	16,765

Total current liabilities	131,655	87,840	—	—	219,495
Long-term debt	914,126	—	—	—	914,126
Deferred taxes *	47,758	263,072	—	—	310,830
Asset retirement obligations	5,479	416,563	—	—	422,042
Fair value of hedging contracts	—	1,530	—	—	1,530
Other long-term liabilities	29,563	6,712	—	—	36,275

Total liabilities	1,128,581	775,717	—	—	1,904,298

Commitments and contingencies Stockholders’ equity:
Common stock	484	—	—	—	484
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,386,475	1,496,510	—	(1,496,510)	1,386,475
Accumulated deficit	(542,799)	(789,012)	—	789,012	(542,799)
Accumulated other comprehensive income	28,833	28,833	—	(28,833)	28,833

Total stockholders’ equity	872,133	736,331	—	(736,331)	872,133

Total liabilities and stockholders’ equity	$2,000,714	$1,512,048	$—	($736,331)	$2,776,431

*	Deferred income taxes have been allocated to the guarantor subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$5,343	$181,582	$—	$—	$186,925
Gas production	7,198	29,624	—	—	36,822
Natural gas liquids production	2,299	6,879	—	—	9,178
Other operational income	649	158	—	—	807

Total operating revenue	15,489	218,243	—	—	233,732

Operating expenses:
Lease operating expenses	2,291	50,753	—	—	53,044
Transportation, processing and gathering expenses	2,052	3,345	—	—	5,397
Production taxes	867	1,222	—	—	2,089
Depreciation, depletion, amortization	10,191	65,244	—	—	75,435
Accretion expense	93	8,170	—	—	8,263
Salaries, general and administrative	13,948	4	—	—	13,952
Incentive compensation expense	1,431	—	—	—	1,431
Derivative expense, net	—	1,221	—	—	1,221
Other operational expenses	50	22	—	—	72

Total operating expenses	30,923	129,981	—	—	160,904

Income (loss) from operations	(15,434)	88,262	—	—	72,828

Other (income) expenses:
Interest expense	9,627	8	—	—	9,635
Interest income	(80)	(37)	—	—	(117)
Other income	(224)	(502)	—	—	(726)
Income from investment in subsidiaries	(56,828)	—	—	56,828	—

Total other (income) expenses	(47,505)	(531)	—	56,828	8,792

Income before taxes	32,071	88,793	—	(56,828)	64,036

Provision (benefit) for income taxes:
Current	(3,746)	—	—	—	(3,746)
Deferred	(4,941)	31,965	—	—	27,024

Total income taxes	(8,687)	31,965	—	—	23,278

Net income	$40,758	$56,828	$—	($56,828)	$40,758

Comprehensive income	$22,417	$56,828	$—	($56,828)	$22,417

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$6,234	$195,524	$—	$—	$201,758
Gas production	5,631	23,226	—	—	28,857
Natural gas liquids production	3,864	9,588	—	—	13,452
Other operational income	694	63	133	—	890

Total operating revenue	16,423	228,401	133	—	244,957

Operating expenses:
Lease operating expenses	4,904	39,387	189	—	44,480
Transportation, processing and gathering expenses	2,488	1,169	—	—	3,657
Production taxes	1,163	2,215	—	—	3,378
Depreciation, depletion, amortization	11,477	73,000	98	—	84,575
Accretion expense	148	8,032	86	—	8,266
Salaries, general and administrative	12,654	1,051	—	—	13,705
Incentive compensation expense	1,442	—	—	—	1,442
Derivative expense, net	—	485	—	—	485
Other operational expenses	42	—	—		42

Total operating expenses	34,318	125,339	373	—	160,030

Income (loss) from operations	(17,895)	103,062	(240)	—	84,927

Other (income) expenses:
Interest expense	5,846	(115)	—	—	5,731
Interest income	(30)	(1)	—	—	(31)
Other income	(19)	(401)	—	—	(420)
(Income) loss from investment in subsidiaries	(66,137)	239	—	65,898	—

Total other (income) expenses	(60,340)	(278)	—	65,898	5,280

Income (loss) before taxes	42,445	103,340	(240)	(65,898)	79,647

Provision (benefit) for income taxes:
Current	1,234	—	—	—	1,234
Deferred	(9,763)	37,202	—	—	27,439

Total income taxes	(8,529)	37,202	—	—	28,673

Net income (loss)	$50,974	$66,138	($240)	($65,898)	$50,974

Comprehensive income (loss)	$28,909	$66,138	($240)	($65,898)	$28,909

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$40,758	$56,828	$—	($56,828)	$40,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,191	65,244	—	—	75,435
Accretion expense	93	8,170	—	—	8,263
Deferred income tax provision (benefit)	(4,941)	31,965	—	—	27,024
Settlement of asset retirement obligations	—	(14,880)	—	—	(14,880)
Non-cash stock compensation expense	2,296	—	—	—	2,296
Excess tax benefits	(104)	—	—	—	(104)
Non-cash derivative expense	—	1,385	—	—	1,385
Non-cash interest expense	4,041	—	—	—	4,041
Non-cash income from investment in subsidiaries	(56,828)	—		56,828	—
Change in current income taxes	(9,402)	—	—	—	(9,402)
Change in intercompany receivables/payables	122,912	(122,912)	—	—	—
Decrease in accounts receivable	10,668	9,284	—	—	19,952
Decrease in other current assets	40	—	—	—	40
Decrease in inventory	158	—	—	—	158
Increase (decrease) in accounts payable	(1,890)	3,894	—	—	2,004
Increase (decrease) in other current liabilities	(20,011)	11,069	—	—	(8,942)
Other	(761)	(501)	—	—	(1,262)

Net cash provided by operating activities	97,220	49,546	—	—	146,766

Cash flows from investing activities:
Investment in oil and gas properties	(111,458)	(49,510)	—	—	(160,968)
Investment in fixed and other assets	(599)	—	—	—	(599)

Net cash used in investing activities	(112,057)	(49,510)	—	—	(161,567)

Cash flows from financing activities:
Deferred financing costs	(11)	—	—	—	(11)
Excess tax benefits	104	—	—	—	104
Net payments for share based compensation	(3,465)	—	—	—	(3,465)

Net cash used in financing activities	(3,372)	—	—	—	(3,372)

Net change in cash and cash equivalents	(18,209)	36	—	—	(18,173)
Cash and cash equivalents, beginning of period	228,398	51,128	—	—	279,526

Cash and cash equivalents, end of period	$210,189	$51,164	$—	$—	$261,353

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$50,974	$66,138	($240)	($65,898)	$50,974
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,477	73,000	98	—	84,575
Accretion expense	148	8,032	86	—	8,266
Deferred income tax provision (benefit)	(9,763)	37,202	—	—	27,439
Settlement of asset retirement obligations	—	(2,980)	—	—	(2,980)
Non-cash stock compensation expense	1,750	—	—	—	1,750
Excess tax benefits	(847)	—	—	—	(847)
Non-cash derivative expense	—	1,342			1,342
Non-cash interest expense	1,573	—	—	—	1,573
Non-cash income from investment in subsidiaries	(65,737)	(161)	—	65,898	—
Change in current income taxes	(2,647)	—	—	—	(2,647)
Change in intercompany receivables/payables	18,655	(18,445)	(210)	—	—
(Increase) decrease in accounts receivable	(983)	(21,226)	98	—	(22,111)
Decrease in other current assets	35	—	—	—	35
Increase (decrease) in accounts payable	(25)	(6,157)	167	—	(6,015)
Increase (decrease) in other current liabilities	(23,155)	987	—	—	(22,168)
Other	(254)	—	—	—	(254)

Net cash provided by (used in) operating activities	(18,799)	137,732	(1)	—	118,932

Cash flows from investing activities:
Investment in oil and gas properties	(8,767)	(97,703)	1	—	(106,469)
Proceeds from sale of oil and gas properties, net of expenses	403	—	—	—	403
Sale of fixed assets	134	—	—	—	134
Investment in fixed and other assets	(909)	—	—	—	(909)

Net cash (used in) provided by investing activities	(9,139)	(97,703)	1	—	(106,841)

Cash flows from financing activities:
Proceeds from bank borrowings	25,000	—	—	—	25,000
Repayments of bank borrowings	(70,000)	—	—	—	(70,000)
Proceeds from issuance of senior convertible notes	300,000	—	—	—	300,000
Deferred financing costs of senior convertible notes	(8,855)	—	—	—	(8,855)
Proceeds from Sold Warrants	40,170	—	—	—	40,170
Payments for Purchased Call Options	(70,830)	—	—	—	(70,830)
Excess tax benefits	847	—	—	—	847
Net payments for share based compensation	(3,033)	—	—	—	(3,033)

Net cash provided by financing activities	213,299	—	—	—	213,299

Net change in cash and cash equivalents	185,361	40,029	—	—	225,390
Cash and cash equivalents, beginning of period	37,389	926	136	—	38,451

Cash and cash equivalents, end of period	$222,750	$40,955	$136	$—	$263,841

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q and other publicly available documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in our 2012 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

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

We caution you that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and marketing of oil and natural gas. These risks include, among other things:

•	commodity price volatility;

•	consequences of a catastrophic event like the Deepwater Horizon oil spill;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under our bank credit facility and ceiling test write-downs and impairments;

•	our ability to replace and sustain production;

•	the impact of a financial crisis on our business operations, financial condition and ability to raise capital;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	third-party interruption of sales to market;

•	inflation;

•	lack of availability and cost of goods and services;

•	regulatory and environmental risks associated with drilling and production activities;

•	drilling and other operating risks;

•	unsuccessful exploration and development drilling activities;

•	hurricanes and other weather conditions;

•	adverse effects of changes in applicable tax, environmental, derivatives and other regulatory legislation, including changes affecting our offshore and Appalachian operations;

•	uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures; and

•	other risks described in our 2012 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

Should one or more of the risks or uncertainties described above, in our 2012 Annual Report on Form 10-K or in our Quarterly Reports on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this Quarterly Report on Form 10-Q should be read in conjunction with the MD&A contained in our 2012 Annual Report on Form 10-K.

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

Critical Accounting Estimates

Our 2012 Annual Report on Form 10-K describes the accounting estimates that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:

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

This Quarterly Report on Form 10-Q should be read together with the discussion contained in our 2012 Annual Report on Form 10-K regarding these critical accounting policies.

Other Factors Affecting Our Business and Financial Results

In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion in Part I, Item 1A, of our 2012 Annual Report on Form 10-K regarding these other risk factors and in this report under Part II, Item 1A. “Risk Factors.”

Known Trends and Uncertainties

Hurricanes – Since the majority of our production originates in the GOM, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes has been difficult to obtain for some time. We have assumed all hurricane related risk due to these rising insurance rates. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs.

Louisiana Franchise Taxes – We have been involved in litigation with the State of Louisiana over the proper computation of franchise taxes allocable to the state. This litigation relates to the state’s position that sales of crude oil and natural gas from properties located on the OCS, which are transported through the State of Louisiana, should be sourced to Louisiana for purposes of computing franchise taxes. We disagree with the state’s position. However, if the state’s position were to be upheld, we could incur additional expenses for alleged underpaid franchise taxes in prior years and higher franchise tax expense in future years. See Part II, Item 1. Legal Proceedings.

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

Earnings Per Share – On March 6, 2012, we issued $300 million of 2017 Convertible Notes. These notes are convertible into cash, shares of our common stock or a combination thereof at our election. Current accounting standards require us to use the treasury method for determining potential dilution in our diluted earnings per share computation since it is management’s intention to settle the principal in cash. However, if due to changes in facts and circumstances beyond our control such intention were to change, or it becomes probable that we will be unable to settle the principal amount of the notes in cash, we could be required to change our methodology for determining fully diluted earnings per share to the if-converted method. The if-converted method would result in a substantial dilutive effect on diluted earnings per share when compared to the treasury method.

Liquidity and Capital Resources

At May 2, 2013, we had $379 million of availability under our bank credit facility and cash on hand of approximately $235 million. Our capital expenditure budget for 2013 has been set at $650 million, which excludes material acquisitions and capitalized salaries, general and administrative expenses and interest. Based on our outlook of commodity prices and our estimated production, we expect our 2013 capital expenditures to exceed our cash flow from operating activities. We intend to finance our remaining capital expenditure budget with cash on hand and cash flow from operations.

Cash Flow and Working Capital. Net cash from operating activities totaled $146.8 million during the three months ended March 31, 2013 compared to $118.9 million in the comparable period in 2012.

Net cash used in investing activities totaled $161.6 million and $106.8 million during the three months ended March 31, 2013 and 2012, respectively, which primarily represents our investment in oil and natural gas properties.

Net cash used in financing activities totaled $3.4 million for the three months ended March 31, 2013, which primarily represents net payments for share based compensation. Net cash provided by financing activities totaled $213.3 million for the three months ended March 31, 2012, which primarily represents $291.1 million of net proceeds from the issuance of our 2017 Convertible Notes and $40.1 million of proceeds from the Sold Warrants, partially offset by $70.8 million for the cost of the Purchased Call Options. Additionally, we had $25.0 million of borrowings and $70.0 million of repayments of borrowings under our bank credit facility during the three months ended March 31, 2012.

We had working capital at March 31, 2013 of $272.0 million. Included in working capital at March 31, 2013 is a portion of the proceeds received from the issuance of the 2017 Convertible Notes and the 2022 Notes.

Capital Expenditures. During the three months ended March 31, 2013, additions to oil and gas property costs of $137.6 million included $10.9 million of lease and property acquisition costs, $6.6 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $10.0 million of capitalized interest. These investments were financed with cash on hand and cash flow from operations.

Bank Credit Facility. On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700 million through a syndicated bank group, replacing our previous facility. Our bank credit facility matures on April 26, 2015. On April 30, 2013, the bank group reaffirmed our existing borrowing base at $400 million. As of March 31 and May 2, 2013, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $21.0 million had been issued pursuant to the bank credit facility, leaving $379.0 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Offshore.

The borrowing base under our bank credit facility is redetermined semi-annually, in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At our option, loans under the bank credit facility will bear interest at a rate based on the Libor Rate plus an applicable margin, or a rate based on the prime rate or federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of March 31, 2013.

Contractual Obligations and Other Commitments

In addition to our significant contractual obligations and commitments summarized in our 2012 Annual Report on Form 10-K, in April 2013, we contracted two deep water drilling rigs for minimum total commitments of approximately $123.5 million to be incurred during the second half of 2013 and the first half of 2014.

Results of Operations

The following table sets forth certain information with respect to our oil and gas operations.

	Three Months Ended March 31,
	2013	2012	Variance	% Change
Production:
Oil (MBbls)	1,667	1,862	(195)	(10%)
Natural gas (MMcf)	10,358	9,994	364	4%
Natural gas liquids (“NGLs”) (MBbls)	216	200	16	8%
Oil, natural gas and NGLs (MMcfe)	21,656	22,366	(710)	(3%)
Revenue data (in thousands) (a):
Oil revenue	$186,925	$201,758	($14,833)	(7%)
Natural gas revenue	36,822	28,857	7,965	28%
Natural gas liquids revenue	9,178	13,452	(4,274)	(32%)

Total oil, natural gas and NGL revenue	$232,925	$244,067	($11,142)	(5%)
Average prices (a):
Oil (per Bbl)	$112.13	$108.36	$3.77	3%
Natural gas (per Mcf)	3.55	2.89	0.66	23%
Natural gas liquids (per Bbl)	42.49	67.26	(24.77)	(37%)
Oil, natural gas and NGLs (per Mcfe)	10.76	10.91	(0.15)	(1%)
Expenses (per Mcfe):
Lease operating expenses	$2.45	$1.99	$0.46	23%
Salaries, general and administrative expenses (b)	0.64	0.61	0.03	5%
DD&A expense on oil and gas properties	3.44	3.75	(0.31)	(8%)

(a)	Includes the cash settlement of effective hedging contracts.
(b)	Exclusive of incentive compensation expense.

Net Income. During the three months ended March 31, 2013, we reported net income totaling $40.8 million, or $0.82 per share, compared to net income for the three months ended March 31, 2012 of $51.0 million, or $1.04 per share. All per share amounts are on a diluted basis.

The variance in the three-month periods’ results was due to the following components:

Production. During the three months ended March 31, 2013, total production volumes decreased to 21.7 Bcfe compared to 22.4 Bcfe produced during the comparable 2012 period, representing a 3% decrease. Oil production during the three months ended March 31, 2013 totaled approximately 1,667,000 Bbls compared to 1,862,000 Bbls produced during the three months ended March 31, 2012; natural gas production totaled 10.4 Bcf during the three months ended March 31, 2013 compared to 10.0 Bcf during the comparable 2012 period; and NGL production during the three months ended March 31, 2013 totaled approximately 216,000 Bbls compared to 200,000 Bbls produced during the comparable period of 2012.

During the three months ended March 31, 2013, production was negatively impacted by third-party pipeline failures in Appalachia. Partially offsetting this decrease in production was a non-recurring production adjustment relating to the retroactive grant of royalty relief volumes of approximately 9 MMcfe per day with respect to 2012 production at two of our deep water fields.

Prices. Prices realized during the three months ended March 31, 2013 averaged $112.13 per Bbl of oil, $3.55 per Mcf of natural gas and $42.49 per Bbl of NGLs, or 1% lower, on an Mcfe basis, than average realized prices of $108.36 per Bbl of oil, $2.89 per Mcf of natural gas and $67.26 per Bbl of NGLs during the comparable 2012 period. All unit pricing amounts include the cash settlement of effective hedging contracts.

We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $0.38 per Mcf and increased our average realized oil price by $2.72 per Bbl during the three months ended March 31, 2013. During the three months ended March 31, 2012, our effective hedging transactions increased our average realized natural gas price by $0.48 per Mcf and decreased our average realized oil price by $3.13 per Bbl.

Revenue. Oil, natural gas and NGL revenue was $232.9 million during the three months ended March 31, 2013, compared to $244.1 million during the comparable period of 2012. The decrease was attributable to a 3% decrease in production quantities on a gas equivalent basis and a 1% decrease in average realized prices.

Expenses. Lease operating expenses during the three months ended March 31, 2013 and 2012 totaled $53.0 million and $44.5 million, respectively. On a unit of production basis, lease operating expenses were $2.45 per Mcfe and $1.99 per Mcfe for the three months ended March 31, 2013 and 2012, respectively. The increase in lease operating expenses during the three months ended March 31, 2013 was attributable to our increased working interest in the Pompano field acquired in June 2012 and seasonal major maintenance projects.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three months ended March 31, 2013 totaled $74.5 million, or $3.44 per Mcfe, compared to $83.8 million, or $3.75 per Mcfe, during the comparable period of 2012.

Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the three months ended March 31, 2013 were $14.0 million compared to $13.7 million for the three months ended March 31, 2012. The increase was primarily the result of increased staffing and compensation adjustments (including stock based compensation). Partially offsetting this increase was a reimbursement of $1.6 million of legal fees relating to the settlement of litigation in prior periods.

For each of the three month periods ended March 31, 2013 and 2012, incentive compensation expense totaled $1.4 million. These amounts relate to the accrual of estimated incentive compensation bonuses calculated based on the projected achievement of certain strategic objectives for each fiscal year.

Interest expense for the three months ended March 31, 2013 totaled $9.6 million, net of $10.0 million of capitalized interest, compared to interest expense of $5.7 million, net of $8.7 million of capitalized interest, during the comparable 2012 period. The increase in interest expense was primarily the result of interest associated with the 2022 Notes issued in November 2012 and the 2017 Convertible Notes issued in March 2012. Partially offsetting these increases was a decrease in interest expense as a result of the redemption in December 2012 of our 6 3/4% Senior Subordinated Notes due 2014.

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

Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged for any given year without the consent of the Board of Directors. We believe our current hedging positions have hedged approximately 49% of our estimated 2013 production from estimated proved reserves, 41% of our estimated 2014 production from estimated proved reserves, and 17% of our estimated 2015 production from estimated proved reserves. See Part I, Item 1. Financial Statements—Note 3 – Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.

Since the filing of our 2012 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to commodity prices.

Interest Rate Risk

We had total debt outstanding of $917.3 million at March 31, 2013, all of which bears interest at fixed rates. The $917.3 million of fixed-rate debt is comprised of $242.3 million ($300 million face value) of 1 3/4% Senior Convertible Notes due 2017, $375 million of 8 5/8% Senior Notes due 2017 and $300 million of 7 1/2% Senior Notes due 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2012, we received a notice from the Bureau of Safety and Environmental Enforcement (“BSEE”) that it was initiating an enforcement proceeding with respect to an Incident of Non-Compliance observed at our Vermillion Block 255 Platform H in April 2012. The notice indicates that BSEE may seek to impose a penalty of up to $25,000 a day for up to as many as eight days of alleged improper venting of gas at the platform. We believe that the conditions observed were not actually violations of applicable rules and have initiated discussions with BSEE to resolve the matter. We do not believe that this proceeding will have a material adverse effect on our financial condition or results of operations.

Litigation is subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation. Accordingly, we cannot currently predict the manner and timing of the resolution of these matters and are unable to estimate a range of possible losses or any minimum loss from such matters.

Item 1A. Risk Factors

The following risk factor updates the Risk Factors included in our 2012 Annual Report on Form 10-K. Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of our 2012 Annual Report on Form 10-K.

We may not be insured against all of the operating risks to which our business is exposed.

Effective May 1, 2013, we no longer purchase physical damage insurance coverage for our platforms for losses resulting from named windstorms or operational activities with the exception of our Amberjack and Pompano platforms for which we purchase operational loss coverage. We have continued purchasing physical damage insurance for operational losses for a selected group of pipelines including the pipelines and umbilicals associated with our Amberjack and Pompano facilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees to pay taxes associated with the employees’ vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the three months ended March 31, 2013:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Share Repurchase Program:
January 2013	—		—	—
February 2013	—		—	—
March 2013	—		—	—

	—		—	—	$92,928,632

Other:
January 2013	164,172	(a)	$21.11	—
February 2013	—		—	—
March 2013	—		—	—

	164,172		$21.11	—	N/A

Total	164,172		$21.11	—

(a)	Amount includes shares withheld from employees and nonemployee directors upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended on June 4, 1993, February 1, 2001 and February 19, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 (File No. 001-12074)).

3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2004 (File No. 001-12074)).

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.6	Indenture related to the 1 3/4% Senior Convertible Notes due 2017, dated as of March 6, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 1 3/4% Senior Convertible Senior Note due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

4.7	Second Supplemental Indenture, dated as of November 6, 2012, to the Indenture, dated as of December 15, 2004, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2012 (File No. 001-12074)).

4.8	Second Supplemental Indenture, dated as of November 8, 2012, to the Indenture, dated as of January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 8, 2012 (File No. 001-12074)).

10.1	$700,000,000 Third Amended and Restated Credit Agreement among Stone Energy Corporation as Borrower, Bank of America, N.A. as Administrative Agent and Issuing Bank, and the financial institutions named therein, dated April 26, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-12074)).

10.2	Amendment No. 1 and Consent dated as of February 28, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2012 (File No. 001-12074)).

10.3	Amendment No. 2 and Consent dated as of October 22, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 22, 2012 (File No. 001-12074)).

10.4*	Amendment No. 3 dated as of April 30, 2013 to the Third Amended and Restated Credit Agreement.

10.5	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.6	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.7	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.8	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.9	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.10	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.11	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.12	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.13	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.14	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*	Filed or furnished herewith.
**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONE ENERGY CORPORATION
Date: May 8, 2013	By:	/s/ J. Kent Pierret
J. Kent Pierret
Senior Vice President,
Chief Accounting Officer and Treasurer
(On behalf of the Registrant and as
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended on June 4, 1993, February 1, 2001 and February 19, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 (File No. 001-12074)).

3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2008 (File No. 001-12074)).

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2004 (File No. 001-12074)).

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.6	Indenture related to the 1 3/4% Senior Convertible Notes due 2017, dated as of March 6, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 1 3/4% Senior Convertible Senior Note due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

4.7	Second Supplemental Indenture, dated as of November 6, 2012, to the Indenture, dated as of December 15, 2004, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2012 (File No. 001-12074)).

4.8	Second Supplemental Indenture, dated as of November 8, 2012, to the Indenture, dated as of January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 8, 2012 (File No. 001-12074)).

10.1	$700,000,000 Third Amended and Restated Credit Agreement among Stone Energy Corporation as Borrower, Bank of America, N.A. as Administrative Agent and Issuing Bank, and the financial institutions named therein, dated April 26, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-12074)).

10.2	Amendment No. 1 and Consent dated as of February 28, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2012 (File No. 001-12074)).

10.3	Amendment No. 2 and Consent dated as of October 22, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 22, 2012 (File No. 001-12074)).

10.4*	Amendment No. 3 dated as of April 30, 2013 to the Third Amended and Restated Credit Agreement.

10.5	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.6	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.7	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.8	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.9	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.10	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.11	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.12	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.13	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.14	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*	Filed or furnished herewith.
**	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.