Form 10-Q
period 2013-06-30
STONE ENERGY CORP
filed 2013-08-07
CIK 904080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 5, 2013, there were 50,009,410 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$226,372	$279,526
Accounts receivable	166,150	167,288
Fair value of hedging contracts	30,053	39,655
Current income tax receivable	26,530	10,027
Deferred taxes	15,653	15,514
Inventory	4,006	4,207
Other current assets	3,872	3,626

Total current assets	472,636	519,843
Oil and gas properties, full cost method of accounting:
Proved	7,478,481	7,244,466
Less: accumulated depreciation, depletion and amortization	(5,671,005)	(5,510,166)

Net proved oil and gas properties	1,807,476	1,734,300
Unevaluated	534,979	447,795
Other property and equipment, net	22,517	22,115
Fair value of hedging contracts	13,221	9,199
Other assets, net	55,066	43,179

Total assets	$2,905,895	$2,776,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$93,965	$94,361
Undistributed oil and gas proceeds	27,280	23,414
Accrued interest	18,059	18,546
Fair value of hedging contracts	1,880	149
Asset retirement obligations	63,646	66,260
Other current liabilities	9,705	16,765

Total current liabilities	214,535	219,495
Long-term debt	920,485	914,126
Deferred taxes	366,077	310,830
Asset retirement obligations	420,417	422,042
Fair value of hedging contracts	436	1,530
Other long-term liabilities	32,909	36,275

Total liabilities	1,954,859	1,904,298

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 48,728,810 and 48,392,552 shares, respectively	487	484
Treasury stock (16,582 shares, at cost)	(860)	(860)
Additional paid-in capital	1,389,898	1,386,475
Accumulated deficit	(463,019)	(542,799)
Accumulated other comprehensive income	24,530	28,833

Total stockholders’ equity	951,036	872,133

Total liabilities and stockholders’ equity	$2,905,895	$2,776,431

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenue:
Oil production	$184,498	$182,181	$371,423	$383,939
Gas production	47,832	28,146	84,654	57,003
Natural gas liquids production	11,200	9,866	20,378	23,318
Other operational income	979	952	1,786	1,842
Derivative income, net	1,368	5,416	147	4,931

Total operating revenue	245,877	226,561	478,388	471,033

Operating expenses:
Lease operating expenses	50,517	51,555	103,561	96,035
Transportation, processing and gathering expenses	8,896	5,492	14,293	9,149
Production taxes	4,091	2,358	6,180	5,736
Depreciation, depletion and amortization	87,209	87,133	162,644	171,708
Accretion expense	8,318	8,255	16,581	16,521
Salaries, general and administrative expenses	15,198	13,143	29,150	26,848
Incentive compensation expense	2,050	2,398	3,481	3,840
Other operational expenses	73	71	145	113

Total operating expenses	176,352	170,405	336,035	329,950

Income from operations	69,525	56,156	142,353	141,083

Other (income) expenses:
Interest expense	8,895	7,684	18,530	13,415
Interest income	(115)	(79)	(232)	(110)
Other income	(682)	(366)	(1,408)	(786)

Total other expenses	8,098	7,239	16,890	12,519

Income before income taxes	61,427	48,917	125,463	128,564

Provision (benefit) for income taxes:
Current	(6,993)	(665)	(10,739)	569
Deferred	29,398	19,035	56,422	46,474

Total income taxes	22,405	18,370	45,683	47,043

Net income	$39,022	$30,547	$79,780	$81,521

Basic earnings per share	$0.78	$0.62	$1.60	$1.65
Diluted earnings per share	$0.78	$0.62	$1.60	$1.65
Average shares outstanding	48,687	48,303	48,653	48,279
Average shares outstanding assuming dilution	48,725	48,344	48,691	48,322

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$39,022	$30,547	$79,780	$81,521
Other comprehensive income (loss), net of tax effect:
Derivatives	14,561	63,202	(3,780)	41,137
Foreign currency items	(523)	—	(523)	—

Comprehensive income	$53,060	$93,749	$75,477	$122,658

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$79,780	$81,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	162,644	171,708
Accretion expense	16,581	16,521
Deferred income tax provision	56,422	46,474
Settlement of asset retirement obligations	(37,335)	(21,918)
Non-cash stock compensation expense	4,866	4,271
Excess tax benefits	(104)	(795)
Non-cash derivative (income) expense	311	(2,758)
Non-cash interest expense	8,181	5,278
Change in current income taxes	(16,399)	(3,921)
(Increase) decrease in accounts receivable	1,138	(37,517)
Increase in other current assets	(245)	(124)
Decrease in inventory	158	36
Increase in accounts payable	6,593	8,413
Decrease in other current liabilities	(3,170)	(17,304)
Other	(3,448)	(465)

Net cash provided by operating activities	275,973	249,420

Cash flows from investing activities:
Investment in oil and gas properties	(320,218)	(275,813)
Proceeds from sale of oil and gas properties, net of expenses	—	403
Sale of fixed assets	—	149
Investment in fixed and other assets	(1,711)	(1,900)
Change in restricted funds	(3,515)	—

Net cash used in investing activities	(325,444)	(277,161)

Cash flows from financing activities:
Proceeds from bank borrowings	—	25,000
Repayments of bank borrowings	—	(70,000)
Proceeds from issuance of senior convertible notes	—	300,000
Deferred financing costs of senior convertible notes	—	(8,855)
Proceeds from sold warrants	—	40,170
Payments for purchased call options	—	(70,830)
Deferred financing costs	(11)	—
Excess tax benefits	104	795
Net payments for share based compensation	(3,590)	(3,141)

Net cash (used in) provided by financing activities	(3,497)	213,139

Effect of exchange rate changes on cash	(186)	—

Net change in cash and cash equivalents	(53,154)	185,398
Cash and cash equivalents, beginning of period	279,526	38,451

Cash and cash equivalents, end of period	$226,372	$223,849

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Interim Financial Statements

The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of June 30, 2013 and for the three and six-month periods ended June 30, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report on Form 10-K”). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in our 2012 Annual Report on Form 10-K. The results of operations for the three and six-month periods ended June 30, 2013 are not necessarily indicative of future financial results.

Note 2 – Earnings Per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Income (numerator):
Basic:
Net income	$39,022	$30,547	$79,780	$81,521
Net income attributable to participating securities	(1,015)	(734)	(1,794)	(1,681)

Net income attributable to common stock—basic	$38,007	$29,813	$77,986	$79,840

Diluted:
Net income	$39,022	$30,547	$79,780	$81,521
Net income attributable to participating securities	(1,015)	(733)	(1,793)	(1,680)

Net income attributable to common stock—diluted	$38,007	$29,814	$77,987	$79,841

Weighted average shares (denominator):
Weighted average shares—basic	48,687	48,303	48,653	48,279
Diluted effect of stock options	38	41	38	43

Weighted average shares—diluted	48,725	48,344	48,691	48,322

Basic earnings per share	$0.78	$0.62	$1.60	$1.65

Diluted earnings per share	$0.78	$0.62	$1.60	$1.65

Stock options that were considered antidilutive because the exercise price of the options exceeded the average price of our common stock for the applicable period totaled approximately 333,000 and 369,000 shares during the three and six-month periods ended June 30, 2013 and 2012, respectively.

During the three months ended June 30, 2013 and 2012, respectively, approximately 45,000 and 23,000 shares of common stock were issued from authorized shares upon the vesting (lapse of forfeiture restrictions) of restricted stock by employees and nonemployee directors. During the six months ended June 30, 2013 and 2012, respectively, approximately 336,000 and 255,000 shares of common stock were issued from authorized shares upon the vesting (lapse of forfeiture restrictions) of restricted stock by employees and nonemployee directors.

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

The nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. If the instrument qualifies for hedge accounting treatment, it is recorded as either an asset or liability measured at fair value and subsequent changes in the derivative’s fair value are recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is considered effective. Additionally, monthly settlements of effective hedges are reflected in revenue from oil and gas production and cash flows from operations. Instruments not qualifying for hedge accounting treatment are recorded in the balance sheet at fair value and changes in fair value are recognized in earnings through derivative expense (income). Typically, a small portion of our derivative contracts are determined to be ineffective. This is because oil and natural gas price changes in the markets in which we sell our products are not 100% correlative to changes in the underlying price basis indicative in the derivative contract. Monthly settlements of ineffective hedges are recognized in earnings through derivative expense (income) and cash flows from operations.

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

All of our derivative instruments at June 30, 2013 and December 31, 2012 were designated as effective cash flow hedges; however, during the three and six-month periods ended June 30, 2013 and 2012, certain of our derivative contracts were determined to be partially ineffective. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at June 30, 2013 and December 31, 2012.

Fair Value of Derivative Instruments at June 30, 2013 (in millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$30.1	Current liabilities: Fair value of hedging contracts	($1.9)
	Long-term assets: Fair value of hedging contracts	13.2	Long-term liabilities: Fair value of hedging contracts	(0.4)

		$43.3		($2.3)

Fair Value of Derivative Instruments at December 31, 2012 (in millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$39.7	Current liabilities: Fair value of hedging contracts	($0.1)
	Long-term assets: Fair value of hedging contracts	9.2	Long-term liabilities: Fair value of hedging contracts	(1.5)

		$48.9		($1.6)

The following tables disclose the effect of derivative instruments in the statement of operations for the three and six-month periods ended June 30, 2013 and 2012.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended June 30, 2013 and 2012 (in millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) (a)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2013	2012	Location	2013	2012	Location	2013	2012
Commodity contracts	$30.0	$108.1	Operating revenue— oil/gas production	$7.3	$9.4	Derivative income, net	$1.4	$5.4

Total	$30.0	$108.1		$7.3	$9.4		$1.4	$5.4

(a)	For the three months ended June 30, 2013, effective hedging contracts increased oil revenue by $5.3 million and increased gas revenue by $2.0 million. For the three months ended June 30, 2012, effective hedging contracts increased oil revenue by $2.9 million and increased gas revenue by $6.5 million.

The Effect of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2013 and 2012 (in millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) (a)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2013	2012	Location	2013	2012	Location	2013	2012
Commodity contracts	$9.9	$72.6	Operating revenue— oil/gas production	$15.9	$8.4	Derivative income, net	$0.1	$4.9

Total	$9.9	$72.6		$15.9	$8.4		$0.1	$4.9

(a)	For the six months ended June 30, 2013, effective hedging contracts increased oil revenue by $9.9 million and increased gas revenue by $6.0 million. For the six months ended June 30, 2012, effective hedging contracts decreased oil revenue by $2.9 million and increased gas revenue by $11.3 million.

At June 30, 2013, we had accumulated other comprehensive income of $25.0 million, net of tax, related to the fair value of our swap contracts that were outstanding as of June 30, 2013. We believe that approximately $17.2 million of the accumulated other comprehensive income will be reclassified into earnings in the next 12 months.

Our derivative contracts are subject to netting arrangements. It is our policy to not offset our derivative contracts in presenting the fair value of these contracts as assets and liabilities in our consolidated balance sheet. The following presents the potential impact of the rights of offset associated with our recognized assets and liabilities at June 30, 2013:

	As Presented Without Netting	Effects of Netting	With Effects of Netting
	(in millions)
Current assets: Fair value of hedging contracts	$30.1	($1.8)	$28.3
Long-term assets: Fair value of hedging contracts	13.2	(0.5)	12.7
Current liabilities: Fair value of hedging contracts	(1.9)	1.9	—
Long-term liabilities: Fair value of hedging contracts	(0.4)	0.4	—

The following table illustrates our hedging positions for calendar years 2013, 2014 and 2015 as of August 5, 2013:

	Fixed-Price Swaps NYMEX (except where noted)
	Natural Gas			Oil
	Daily Volume (MMBtus/d)		Swap Price ($)	Daily Volume (Bbls/d)		Swap Price ($)
2013	10,000		4.000	2,000	(a)	92.35
2013	10,000	(b)	4.050	1,000		92.80
2013	20,000	(a)	4.450	2,000	(c)	94.05
2013	10,000		5.270	1,000		94.45
2013	10,000		5.320	1,000		94.60
2013				1,000		97.15
2013				1,000		101.53
2013				1,000		103.00
2013				1,000		103.15
2013				1,000		104.25
2013				1,000		104.47
2013				1,000		104.50
2013				1,000	(d)	107.30

2014	10,000		4.000	1,000		90.06
2014	10,000		4.040	1,000		92.25
2014	10,000		4.105	1,000		93.55
2014	10,000		4.190	1,000		94.00
2014	10,000		4.250	1,000		98.00
2014	10,000		4.350	1,000		98.30
2014				1,000		99.65
2014				1,000	(d)	103.30

2015	10,000		4.005	1,000		90.00
2015	10,000		4.220
2015	10,000		4.255

(a)	July through December
(b)	April through December
(c)	January through June
(d)	Brent oil contract

Note 4 – Long-Term Debt

Long-term debt consisted of the following at:

	June 30, 2013	December 31, 2012
	(in millions)
8 5/8% Senior Notes due 2017	$375.0	$375.0
1 3/4% Senior Convertible Notes due 2017	245.5	239.1
7 1/2% Senior Notes due 2022	300.0	300.0
Bank debt	—	—

Total long-term debt	$920.5	$914.1

Bank Debt

On April 26, 2011, we entered into an amended and restated revolving credit facility with commitments totaling $700 million (subject to borrowing base limitations) through a syndicated bank group, replacing our previous facility. Our bank credit facility matures on April 26, 2015. On April 30, 2013, the bank group reaffirmed our existing borrowing base at $400 million. As of June 30 and August 5, 2013, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $21.5 million had been issued pursuant to the facility, leaving $378.5 million of availability under the facility.

The borrowing base under our bank credit facility is redetermined semi-annually, in May and November, by the lenders taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”). Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and gas reserves reviewed in determining the borrowing base. At Stone’s option, loans under our bank credit facility will bear interest at a rate based on the adjusted London Interbank Offering Rate (“Libor”) plus an applicable margin, or a rate based on the prime rate or federal funds rate plus an applicable margin. Our bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants, and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of June 30, 2013.

Senior Convertible Notes

On March 6, 2012, we issued in a private offering $300 million in aggregate principal amount of the 2017 Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2017 Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate of 23.4449 shares of our common stock per $1,000 principal amount of 2017 Convertible Notes, which corresponds to an initial conversion price of approximately $42.65 per share of our common stock. On June 28, 2013, our closing share price was $22.03. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture related to the 2017 Convertible Notes. Upon conversion, we will be obligated to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Prior to December 1, 2016, the 2017 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date.

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

As of June 30, 2013, the carrying amount of the liability component of the 2017 Convertible Notes was $245.5 million. During the three and six month-periods ended June 30, 2013, we recognized $3.2 million and $6.3 million, respectively, of interest expense for the amortization of the discount and $0.3 million and $0.6 million, respectively, of interest expense for the amortization of deferred financing costs related to the 2017 Convertible Notes. During the three and six month-periods ended June 30, 2013, we recognized $1.3 million and $2.6 million, respectively, of interest expense related to the contractual interest coupon on the 2017 Convertible Notes.

Senior Notes

During the three and six-month periods ended June 30, 2013, we recognized $0.4 million and $0.8 million, respectively, of interest expense for the amortization of deferred financing costs related to the 8 5/8% Senior Notes due 2017 (the “2017 Notes”). During the three and six-month periods ended June 30, 2013, we recognized $8.1 million and $16.2 million, respectively, of interest expense related to the contractual interest coupon on the 2017 Notes.

During the three and six-month periods ended June 30, 2013, we recognized $0.1 million and $0.3 million, respectively, of interest expense for the amortization of net deferred financing costs related to the 7 1/2% Senior Notes due 2022 (the “2022 Notes”). During the three and six-month periods ended June 30, 2013, we recognized $5.6 million and $11.2 million, respectively, of interest expense related to the contractual interest coupon on the 2022 Notes.

Note 5 – Asset Retirement Obligations

The change in our asset retirement obligations during the six months ended June 30, 2013 is set forth below:

Six Months Ended June 30, 2013
(in millions)
Asset retirement obligations as of the beginning of the period, including current portion	$488.3
Liabilities incurred	16.5
Liabilities settled	(37.3)
Accretion expense	16.6

Asset retirement obligations as of the end of the period, including current portion	$484.1

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

As of June 30, 2013 and December 31, 2012, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in marketable securities. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for our credit risk and the credit risk of our counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy. For a more detailed description of our derivative instruments, see Note 3 – Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in marketable securities, which are included within the Level 1 fair value hierarchy.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013:

	Fair Value Measurements at June 30, 2013
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Marketable securities	$13.8	$13.8	$—	$—
Hedging contracts	43.3	—	43.3	—

Total	$57.1	$13.8	$43.3	$—

	Fair Value Measurements at June 30, 2013
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Hedging contracts	($2.3)	$—	($2.3)	$—

Total	($2.3)	$—	($2.3)	$—

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012:

	Fair Value Measurements at December 31, 2012
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Marketable securities	$13.5	$13.5	$—	$—
Hedging contracts	48.9	—	48.9	—

Total	$62.4	$13.5	$48.9	$—

	Fair Value Measurements at December 31, 2012
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Hedging contracts	($1.6)	$—	($1.6)	$—

Total	($1.6)	$—	($1.6)	$—

The fair value of cash and cash equivalents and our variable-rate bank debt approximated book value at June 30, 2013 and December 31, 2012. As of June 30, 2013 and December 31, 2012, the fair value of our 2017 Notes was approximately $397.5 million and $401.3 million, respectively. As of June 30, 2013 and December 31, 2012, the fair value of the liability component of our 2017 Convertible Notes was approximately $254.7 million and $249.6 million, respectively. As of June 30, 2013 and December 31, 2012, the fair value of our 2022 Notes was approximately $316.5 million and $314.3 million, respectively.

The fair value of our 2017 Notes and the fair value of our 2022 Notes were determined based upon quotes obtained from brokers, which represent Level 1 inputs. We applied fair value concepts in determining the liability component of our 2017 Convertible Notes (see Note 4 – Long-Term Debt) at inception, June 30, 2013 and December 31, 2012. The fair value of the liability was estimated using an income approach. The significant inputs in these determinations were market interest rates based on quotes obtained from brokers and represent Level 2 inputs.

Note 8 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three and six-month periods ended June 30, 2013 were as follows (in millions):

	Cash Flow Hedges	Foreign Currency Items	Total
For the Three Months Ended June 30, 2013
Beginning balance, net of tax	$10.5	$—	$10.5

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	30.0	—	30.0
Foreign currency translations	—	(0.5)	(0.5)
Income tax effect	(10.8)	—	(10.8)

Net of tax	19.2	(0.5)	18.7

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	(7.3)	—	(7.3)
Income tax effect	2.6	—	2.6

Net of tax	(4.7)	—	(4.7)

Other comprehensive income (loss), net of tax	14.5	(0.5)	14.0

Ending balance, net of tax	$25.0	($0.5)	$24.5

For the Six Months Ended June 30, 2013
Beginning balance, net of tax	$28.8	$—	$28.8

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	9.9	—	9.9
Foreign currency translations	—	(0.5)	(0.5)
Income tax effect	(3.5)	—	(3.5)

Net of tax	6.4	(0.5)	5.9

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	(15.9)	—	(15.9)
Income tax effect	5.7	—	5.7

Net of tax	(10.2)	—	(10.2)

Other comprehensive income (loss), net of tax	(3.8)	(0.5)	(4.3)

Ending balance, net of tax	$25.0	($0.5)	$24.5

In 2012, the only component of accumulated other comprehensive income related to our cash flow hedges. Changes in accumulated other comprehensive income (loss) for the three and six-month periods ended June 30, 2012 were as follows (in millions):

Cash Flow Hedges
For the Three Months Ended June 30, 2012
Beginning balance, net of tax	($0.2)

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	108.1
Income tax effect	(38.9)

Net of tax	69.2

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	(9.4)
Income tax effect	3.4

Net of tax	(6.0)

Other comprehensive income, net of tax	63.2

Ending balance, net of tax	$63.0

For the Six Months Ended June 30, 2012
Beginning balance, net of tax	$21.9

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	72.6
Income tax effect	(26.1)

Net of tax	46.5

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	(8.4)
Income tax effect	3.0

Net of tax	(5.4)

Other comprehensive income, net of tax	41.1

Ending balance, net of tax	$63.0

Note 9 – Investment in Oil and Gas Properties

During the three-month period ended June 30, 2013, we made an initial investment of $9.4 million in oil and gas properties located in Canada. This amount is included in unevaluated oil and gas properties as of June 30, 2013.

Note 10 – Commitments and Contingencies

We are named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.

Franchise Tax Action. We have been served with several petitions filed by the Louisiana Department of Revenue (“LDR”) in Louisiana state court claiming additional franchise taxes due. In addition, we received preliminary assessments from the LDR for additional franchise taxes resulting from audits of Stone and other subsidiaries. These petitions and assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the Outer Continental Shelf (“OCS”), which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. We disagree with these contentions and are defending ourselves against these claims. Total asserted claims plus estimated accrued interest amount to approximately $30.2 million. The franchise tax years 2010, 2011 and 2012 for Stone remain subject to examination, which potentially exposes us to additional estimated assessments of $3.4 million including accrued interest. We estimate the potential range of loss upon resolution of this matter to be between $0 and $33.6 million.

Note 11 – Guarantor Financial Statements

Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of the 2017 Convertible Notes, the 2017 Notes and the 2022 Notes. Our other subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents unaudited condensed consolidating financial information as of June 30, 2013 and December 31, 2012 and for the three and six-month periods ended June 30, 2013 and 2012 on an issuer (parent company), Guarantor Subsidiary, Non-Guarantor Subsidiaries and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$174,530	$51,202	$640	$—	$226,372
Accounts receivable	76,622	260,432	—	(170,904)	166,150
Fair value of hedging contracts	—	30,053	—	—	30,053
Current income tax receivable	26,530	—	—	—	26,530
Deferred taxes *	2,947	12,706	—	—	15,653
Inventory	3,723	283	—	—	4,006
Other current assets	3,872	—	—	—	3,872

Total current assets	288,224	354,676	640	(170,904)	472,636
Oil and gas properties, full cost method:
Proved	1,132,623	6,345,858	—	—	7,478,481
Less: accumulated DD&A	(403,585)	(5,267,420)	—	—	(5,671,005)

Net proved oil and gas properties	729,038	1,078,438	—	—	1,807,476
Unevaluated	290,344	235,187	9,448	—	534,979
Other property and equipment, net	22,517	—	—	—	22,517
Fair value of hedging contracts	—	13,221	—	—	13,221
Other assets, net	50,056	1,584	3,426	—	55,066
Investment in subsidiary	858,749	—	12,841	(871,590)	—

Total assets	$2,238,928	$1,683,106	$26,355	($1,042,494)	$2,905,895

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$245,554	$19,238	$77	($170,904)	$93,965
Undistributed oil and gas proceeds	24,378	2,902	—	—	27,280
Accrued interest	18,059	—	—	—	18,059
Fair value of hedging contracts	—	1,880	—	—	1,880
Asset retirement obligations	—	63,646	—	—	63,646
Other current liabilities	8,945	760	—	—	9,705

Total current liabilities	296,936	88,426	77	(170,904)	214,535
Long-term debt	920,485	—	—	—	920,485
Deferred taxes *	38,609	327,468	—	—	366,077
Asset retirement obligations	5,665	414,752	—	—	420,417
Fair value of hedging contracts	—	436	—	—	436
Other long-term liabilities	26,197	6,712	—	—	32,909

Total liabilities	1,287,892	837,794	77	(170,904)	1,954,859

Commitments and contingencies
Stockholders’ equity:
Common stock	487	—	—	—	487
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,389,898	1,496,509	27,404	(1,523,913)	1,389,898
Accumulated deficit	(463,019)	(676,250)	(80)	676,330	(463,019)
Accumulated other comprehensive income (loss)	24,530	25,053	(1,046)	(24,007)	24,530

Total stockholders’ equity	951,036	845,312	26,278	(871,590)	951,036

Total liabilities and stockholders’ equity	$2,238,928	$1,683,106	$26,355	($1,042,494)	$2,905,895

*	Deferred income taxes have been allocated to the Guarantor Subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$228,398	$51,128	$—	$—	$279,526
Accounts receivable	59,213	108,075	—	—	167,288
Fair value of hedging contracts	—	39,655	—	—	39,655
Current income tax receivable	10,027	—	—	—	10,027
Deferred taxes *	5,947	9,567	—	—	15,514
Inventory	3,924	283	—	—	4,207
Other current assets	3,626	—	—	—	3,626

Total current assets	311,135	208,708	—	—	519,843
Oil and gas properties, full cost method:
Proved	1,004,808	6,239,658	—	—	7,244,466
Less: accumulated DD&A	(370,111)	(5,140,055)	—	—	(5,510,166)

Net proved oil and gas properties	634,697	1,099,603	—	—	1,734,300
Unevaluated	254,757	193,038	—	—	447,795
Other property and equipment, net	22,115	—	—	—	22,115
Fair value of hedging contracts	—	9,199	—	—	9,199
Other assets, net	41,679	1,500	—	—	43,179
Investment in subsidiary	736,331	—	—	(736,331)	—

Total assets	$2,000,714	$1,512,048	$—	($736,331)	$2,776,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$74,503	$19,858	$—	$—	$94,361
Undistributed oil and gas proceeds	21,841	1,573	—	—	23,414
Accrued interest	18,546	—	—	—	18,546
Fair value of hedging contracts	—	149	—	—	149
Asset retirement obligations	—	66,260	—	—	66,260
Other current liabilities	16,765	—	—	—	16,765

Total current liabilities	131,655	87,840	—	—	219,495
Long-term debt	914,126	—	—	—	914,126
Deferred taxes *	47,758	263,072	—	—	310,830
Asset retirement obligations	5,479	416,563	—	—	422,042
Fair value of hedging contracts	—	1,530	—	—	1,530
Other long-term liabilities	29,563	6,712	—	—	36,275

Total liabilities	1,128,581	775,717	—	—	1,904,298

Commitments and contingencies
Stockholders’ equity:
Common stock	484	—	—	—	484
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,386,475	1,496,510	—	(1,496,510)	1,386,475
Accumulated deficit	(542,799)	(789,012)	—	789,012	(542,799)
Accumulated other comprehensive income	28,833	28,833	—	(28,833)	28,833

Total stockholders’ equity	872,133	736,331	—	(736,331)	872,133

Total liabilities and stockholders’ equity	$2,000,714	$1,512,048	$—	($736,331)	$2,776,431

*	Deferred income taxes have been allocated to the Guarantor Subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$8,378	$176,120	$—	$—	$184,498
Gas production	20,071	27,761	—	—	47,832
Natural gas liquids production	6,378	4,822	—	—	11,200
Other operational income	790	189	—	—	979
Derivative income, net	—	1,368	—	—	1,368

Total operating revenue	35,617	210,260	—	—	245,877

Operating expenses:
Lease operating expenses	3,425	47,092	—	—	50,517
Transportation, processing and gathering expenses	5,729	3,167	—	—	8,896
Production taxes	1,320	2,771	—	—	4,091
Depreciation, depletion, amortization	25,088	62,121	—	—	87,209
Accretion expense	93	8,225	—	—	8,318
Salaries, general and administrative	15,150	—	48	—	15,198
Incentive compensation expense	2,050	—	—	—	2,050
Other operational expenses	51	22	—	—	73

Total operating expenses	52,906	123,398	48	—	176,352

Income (loss) from operations	(17,289)	86,862	(48)	—	69,525

Other (income) expenses:
Interest expense	8,882	13	—	—	8,895
Interest income	(70)	(38)	(7)	—	(115)
Other income	(217)	(465)	—	—	(682)
(Income) loss from investment in subsidiaries	(55,893)	—	39	55,854	—

Total other (income) expenses	(47,298)	(490)	32	55,854	8,098

Income (loss) before taxes	30,009	87,352	(80)	(55,854)	61,427

Provision (benefit) for income taxes:
Current	(6,993)	—	—	—	(6,993)
Deferred	(2,020)	31,418	—	—	29,398

Total income taxes	(9,013)	31,418	—	—	22,405

Net income (loss)	$39,022	$55,934	($80)	($55,854)	$39,022

Comprehensive income (loss)	$53,060	$55,934	($80)	($55,854)	$53,060

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$6,813	$175,368	$—	$—	$182,181
Gas production	5,865	22,281	—	—	28,146
Natural gas liquids production	1,710	8,156	—	—	9,866
Other operational income	762	77	113	—	952
Derivative income, net	—	5,416	—	—	5,416

Total operating revenue	15,150	211,298	113	—	226,561

Operating expenses:
Lease operating expenses	6,318	45,443	(206)	—	51,555
Transportation, processing and gathering expenses	1,710	3,782	—	—	5,492
Production taxes	507	1,851	—	—	2,358
Depreciation, depletion, amortization	15,071	71,969	93	—	87,133
Accretion expense	137	8,033	85	—	8,255
Salaries, general and administrative	14,190	(1,047)	—	—	13,143
Incentive compensation expense	2,398	—	—	—	2,398
Other operational expenses	47	24	—	—	71

Total operating expenses	40,378	130,055	(28)	—	170,405

Income (loss) from operations	(25,228)	81,243	141	—	56,156

Other (income) expenses:
Interest expense	7,672	12	—	—	7,684
Interest income	(74)	(5)	—	—	(79)
Other income	(4)	(362)	—	—	(366)
Income from investment in subsidiaries	(52,313)	(140)	—	52,453	—

Total other (income) expenses	(44,719)	(495)	—	52,453	7,239

Income before taxes	19,491	81,738	141	(52,453)	48,917

Provision (benefit) for income taxes:
Current	(665)	—	—	—	(665)
Deferred	(10,391)	29,426	—	—	19,035

Total income taxes	(11,056)	29,426	—	—	18,370

Net income	$30,547	$52,312	$141	($52,453)	$30,547

Comprehensive income	$93,749	$52,312	$141	($52,453)	$93,749

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$13,721	$357,702	$—	$—	$371,423
Gas production	27,269	57,385	—	—	84,654
Natural gas liquids production	8,677	11,701	—	—	20,378
Other operational income	1,439	347	—	—	1,786
Derivative income, net	—	147	—	—	147

Total operating revenue	51,106	427,282	—	—	478,388

Operating expenses:
Lease operating expenses	5,716	97,845	—	—	103,561
Transportation, processing and gathering expenses	7,781	6,512	—	—	14,293
Production taxes	2,187	3,993	—	—	6,180
Depreciation, depletion, amortization	35,279	127,365	—	—	162,644
Accretion expense	186	16,395	—	—	16,581
Salaries, general and administrative	29,098	4	48	—	29,150
Incentive compensation expense	3,481	—	—	—	3,481
Other operational expenses	101	44	—	—	145

Total operating expenses	83,829	252,158	48	—	336,035

Income (loss) from operations	(32,723)	175,124	(48)	—	142,353

Other (income) expenses:
Interest expense	18,509	21	—	—	18,530
Interest income	(150)	(75)	(7)	—	(232)
Other income	(441)	(967)	—	—	(1,408)
(Income) loss from investment in subsidiaries	(112,721)	—	39	112,682	—

Total other (income) expenses	(94,803)	(1,021)	32	112,682	16,890

Income (loss) before taxes	62,080	176,145	(80)	(112,682)	125,463

Provision (benefit) for income taxes:
Current	(10,739)	—	—	—	(10,739)
Deferred	(6,961)	63,383	—	—	56,422

Total income taxes	(17,700)	63,383	—	—	45,683

Net income (loss)	$79,780	$112,762	($80)	($112,682)	$79,780

Comprehensive income (loss)	$75,477	$112,762	($80)	($112,682)	$75,477

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$13,047	$370,892	$—	$—	$383,939
Gas production	11,496	45,507	—	—	57,003
Natural gas liquids production	5,574	17,744	—	—	23,318
Other operational income	1,456	140	246	—	1,842
Derivative income, net	—	4,931	—	—	4,931

Total operating revenue	31,573	439,214	246	—	471,033

Operating expenses:
Lease operating expenses	11,222	84,830	(17)	—	96,035
Transportation, processing and gathering expenses	4,198	4,951	—	—	9,149
Production taxes	1,670	4,066	—	—	5,736
Depreciation, depletion, amortization	26,548	144,969	191	—	171,708
Accretion expense	285	16,065	171	—	16,521
Salaries, general and administrative	26,844	4	—	—	26,848
Incentive compensation expense	3,840	—	—	—	3,840
Other operational expenses	89	24	—	—	113

Total operating expenses	74,696	254,909	345	—	329,950

Income (loss) from operations	(43,123)	184,305	(99)	—	141,083

Other (income) expenses:
Interest expense	13,518	(103)	—	—	13,415
Interest income	(104)	(6)	—	—	(110)
Other income	(23)	(763)	—	—	(786)
(Income) loss from investment in subsidiaries	(118,450)	99	—	118,351	—

Total other (income) expenses	(105,059)	(773)	—	118,351	12,519

Income (loss) before taxes	61,936	185,078	(99)	(118,351)	128,564

Provision (benefit) for income taxes:
Current	569	—	—	—	569
Deferred	(20,154)	66,628	—	—	46,474

Total income taxes	(19,585)	66,628	—	—	47,043

Net income (loss)	$81,521	$118,450	($99)	($118,351)	$81,521

Comprehensive income (loss)	$122,658	$118,450	($99)	($118,351)	$122,658

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$79,780	$112,762	($80)	($112,682)	$79,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	35,279	127,365	—	—	162,644
Accretion expense	186	16,395	—	—	16,581
Deferred income tax provision (benefit)	(6,961)	63,383	—	—	56,422
Settlement of asset retirement obligations	—	(37,335)	—	—	(37,335)
Non-cash stock compensation expense	4,866	—	—	—	4,866
Excess tax benefits	(104)	—	—	—	(104)
Non-cash derivative expense	—	311	—	—	311
Non-cash interest expense	8,181	—	—	—	8,181
Non-cash (income) loss from investment in subsidiaries	(112,722)	—	40	112,682	—
Change in current income taxes	(16,399)	—	—	—	(16,399)
Change in intercompany receivables/payables	170,815	(170,859)	44	—	—
(Increase) decrease in accounts receivable	(17,365)	18,503	—	—	1,138
Increase in other current assets	(245)	—	—	—	(245)
Decrease in inventory	158	—	—	—	158
Increase in accounts payable	4,507	2,086	—	—	6,593
Increase (decrease) in other current liabilities	(5,258)	2,088	—	—	(3,170)
Other	(2,482)	(966)	—	—	(3,448)

Net cash provided by operating activities	142,236	133,733	4	—	275,973

Cash flows from investing activities:
Investment in oil and gas properties	(176,896)	(133,659)	(9,663)	—	(320,218)
Investment in fixed and other assets	(1,711)	—	—	—	(1,711)
Change in restricted funds	—	—	(3,515)	—	(3,515)
Investment in subsidiaries	(14,000)	—	(13,404)	27,404	—

Net cash used in investing activities	(192,607)	(133,659)	(26,582)	27,404	(325,444)

Cash flows from financing activities:
Deferred financing costs	(11)	—	—	—	(11)
Excess tax benefits	104	—	—	—	104
Equity proceeds from parent	—	—	27,404	(27,404)	—
Net payments for share based compensation	(3,590)	—	—	—	(3,590)

Net cash (used in) provided by financing activities	(3,497)	—	27,404	(27,404)	(3,497)

Effect of exchange rate changes on cash	—	—	(186)	—	(186)

Net change in cash and cash equivalents	(53,868)	74	640	—	(53,154)
Cash and cash equivalents, beginning of period	228,398	51,128	—	—	279,526

Cash and cash equivalents, end of period	$174,530	$51,202	$640	$—	$226,372

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$81,521	$118,450	($99)	($118,351)	$81,521
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	26,548	144,969	191	—	171,708
Accretion expense	285	16,065	171	—	16,521
Deferred income tax provision (benefit)	(20,154)	66,628	—	—	46,474
Settlement of asset retirement obligations	—	(21,918)	—	—	(21,918)
Non-cash stock compensation expense	4,271	—	—	—	4,271
Excess tax benefits	(795)	—	—	—	(795)
Non-cash derivative income	—	(2,758)	—	—	(2,758)
Non-cash interest expense	5,278	—	—	—	5,278
Change in current income taxes	(3,921)	—	—	—	(3,921)
Change in intercompany receivables/payables	142,965	(142,720)	(245)	—	—
(Increase) decrease in accounts receivable	(36,705)	(833)	21	—	(37,517)
Increase in other current assets	(124)	—	—	—	(124)
Decrease in inventory	36	—	—	—	36
Increase (decrease) in accounts payable	5,238	3,214	(39)	—	8,413
Decrease in other current liabilities	(12,924)	(4,380)	—	—	(17,304)
Other	(118,152)	(663)	(1)	118,351	(465)

Net cash provided by (used in) operating activities	73,367	176,054	(1)	—	249,420

Cash flows from investing activities:
Investment in oil and gas properties	(129,792)	(146,022)	1	—	(275,813)
Proceeds from sale of oil and gas properties, net of expenses	403	—	—	—	403
Sale of fixed assets	149	—	—	—	149
Investment in fixed and other assets	(1,900)	—	—	—	(1,900)

Net cash (used in) provided by investing activities	(131,140)	(146,022)	1	—	(277,161)

Cash flows from financing activities:
Proceeds from bank borrowings	25,000	—	—	—	25,000
Repayments of bank borrowings	(70,000)	—	—	—	(70,000)
Proceeds from issuance of senior convertible notes	300,000	—	—	—	300,000
Deferred financing costs of senior convertible notes	(8,855)	—	—	—	(8,855)
Proceeds from sold warrants	40,170	—	—	—	40,170
Payments for purchased call options	(70,830)	—	—	—	(70,830)
Excess tax benefits	795	—	—	—	795
Net payments for share based compensation	(3,141)	—	—	—	(3,141)

Net cash provided by financing activities	213,139	—	—	—	213,139

Net change in cash and cash equivalents	155,366	30,032	—	—	185,398
Cash and cash equivalents, beginning of period	37,389	926	136	—	38,451

Cash and cash equivalents, end of period	$192,755	$30,958	$136	$—	$223,849

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in our 2012 Annual Report on Form 10-K and in this Form 10-Q.

Forward-looking statements appear in a number of places in this Form 10-Q and include statements with respect to, among other things:

•	any expected results or benefits associated with our acquisitions;

•	expected results from risked weighted drilling success;

•	estimates of our future oil and natural gas production, including estimates of any increases in oil and gas production;

•	planned capital expenditures and the availability of capital resources to fund capital expenditures;

•	our outlook on oil and gas prices;

•	estimates of our oil and gas reserves;

•	any estimates of future earnings growth;

•	the impact of political and regulatory developments;

•	our outlook on the resolution of pending litigation and government inquiry;

•	estimates of the impact of new accounting pronouncements on earnings in future periods;

•	our future financial condition or results of operations and our future revenues and expenses;

•	the amount, nature and timing of any potential divestiture transactions;

•	our access to capital and our anticipated liquidity;

•	estimates of future income taxes; and

•	our business strategy and other plans and objectives for future operations.

We caution you that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and marketing of oil and natural gas. These risks include, among other things:

•	commodity price volatility;

•	consequences of a catastrophic event like the Deepwater Horizon oil spill;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under our bank credit facility and ceiling test write-downs and impairments;

•	our ability to replace and sustain production;

•	the impact of a financial crisis on our business operations, financial condition and ability to raise capital;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	third-party interruption of sales to market;

•	inflation;

•	lack of availability and cost of goods and services;

•	market conditions relating to potential acquisition and divestiture transactions;

•	regulatory and environmental risks associated with drilling and production activities;

•	drilling and other operating risks;

•	unsuccessful exploration and development drilling activities;

•	hurricanes and other weather conditions;

•	adverse effects of changes in applicable tax, environmental, derivatives and other regulatory legislation, including changes affecting our offshore and Appalachian operations;

•	uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures; and

•	other risks described in our 2012 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, Item 1A, of this Form 10-Q and (2) Part I, Item 1A, of our 2012 Annual Report on Form 10-K. Should one or more of the risks or uncertainties described above, in our 2012 Annual Report on Form 10-K or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

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

This Form 10-Q should be read together with the discussion contained in our 2012 Annual Report on Form 10-K regarding these critical accounting policies.

Other Factors Affecting Our Business and Financial Results

In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Form 10-Q should be read in conjunction with the discussion in Part I, Item 1A, of our 2012 Annual Report on Form 10-K and in this Form 10-Q under Part II, Item 1A. Risk Factors regarding our known material risk factors.

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

Louisiana Franchise Taxes – We have been involved in litigation with the State of Louisiana over the proper computation of franchise taxes allocable to the state. This litigation relates to the state’s position that sales of crude oil and natural gas from properties located on the OCS, which are transported through the State of Louisiana, should be sourced to Louisiana for purposes of computing franchise taxes. We disagree with the state’s position. However, if the state’s position were to be upheld, we could incur additional expenses for alleged underpaid franchise taxes in prior years and higher franchise tax expense in future years. For additional information, see Part II, Item 1. Legal Proceedings.

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

Non U.S. Operations – In April 2013, we entered into an agreement to participate in the drilling of exploratory wells in Canada. Included in unevaluated oil and gas property costs at June 30, 2013 are $9.4 million of capital expenditures related to our oil and gas property investments in Canada. Under full cost accounting, investments in individual countries represent separate cost centers for computation of depreciation, depletion and amortization as well as for full cost ceiling test evaluations. Given that this is our sole investment in Canada, it is possible that upon a more complete evaluation of this project that some or all of this investment could be recognized as a charge to expense on our statement of operations.

Earnings Per Share – On March 6, 2012, we issued $300 million of 2017 Convertible Notes. These notes are convertible into cash, shares of our common stock or a combination thereof at our election. Current accounting standards require us to use the treasury method for determining potential dilution in our diluted earnings per share computation since it is management’s intention to settle the principal amount of the notes in cash. However, if due to changes in facts and circumstances beyond our control such intention were to change, or it becomes probable that we will be unable to settle the principal in cash, we could be required to change our methodology for determining fully diluted earnings per share to the if-converted method. The if-converted method would result in a substantial dilutive effect on diluted earnings per share when compared to the treasury method.

Potential Sale of Shelf Properties – We have engaged a financial advisor to market certain of our properties in the GOM conventional shelf, state waters and onshore Louisiana. The properties represented approximately 12% of our total estimated proved reserves as of December 31, 2012. The potential sale of some or all of these properties would be subject to an acceptable offer or offers and other market conditions. Sales of oil and gas properties under the full cost method are accounted for as an adjustment to capitalized costs unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the applicable cost center. If such relationship would be altered significantly, we would be required to allocate the cost center between the properties sold and the properties retained and recognize a gain or loss on the sale in the period in which the transaction is consummated. Whether a significant alteration would occur and, therefore, a gain or loss recognized on this potential transaction cannot be determined at this time.

Liquidity and Capital Resources

At August 5, 2013, we had $378.5 million of availability under our bank credit facility and cash on hand of approximately $219 million. Our capital expenditure budget for 2013 has been set at $650 million, which excludes material acquisitions and capitalized salaries, general and administrative expenses and interest. Based on our outlook of commodity prices and our estimated production, we expect our 2013 capital expenditures to exceed our cash flow from operating activities. We intend to finance our remaining capital expenditure budget with cash on hand and cash flow from operations.

Cash Flow and Working Capital. Net cash from operating activities totaled $276.0 million during the six months ended June 30, 2013 compared to $249.4 million in the comparable period in 2012.

Net cash used in investing activities totaled $325.4 million and $277.2 million during the six months ended June 30, 2013 and 2012, respectively, which primarily represents our investment in oil and natural gas properties.

Net cash used in financing activities totaled $3.5 million for the six months ended June 30, 2013, which primarily represents net payments for share based compensation. Net cash provided by financing activities totaled $213.1 million for the six months ended June 30, 2012, which primarily represents $291.1 million of net proceeds from the issuance of our 2017 Convertible Notes and $40.1 million of proceeds from the Sold Warrants, partially offset by $70.8 million for the cost of the Purchased Call Options. Additionally, we had $25.0 million of borrowings and $70.0 million of repayments of borrowings under our bank credit facility during the six months ended June 30, 2012.

We had working capital at June 30, 2013 of $258.1 million.

Capital Expenditures. During the three months ended June 30, 2013, additions to oil and gas property costs of $183.6 million included $50.9 million of lease and property acquisition costs, $7.5 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $10.9 million of capitalized interest. During the six months ended June 30, 2013, additions to oil and gas property costs of $321.2 million included $61.8 million of lease and property acquisition costs, $14.1 million of capitalized salaries, general and administrative expenses (inclusive of incentive compensation) and $20.9 million of capitalized interest. These investments were financed with cash on hand and cash flow from operations.

Bank Credit Facility. On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700 million through a syndicated bank group, replacing our previous facility. Our bank credit facility matures on April 26, 2015. On April 30, 2013, the bank group reaffirmed our existing borrowing base at $400 million. As of June 30 and August 5, 2013, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $21.5 million had been issued pursuant to the bank credit facility, leaving $378.5 million of availability under the facility. Our bank credit facility is guaranteed by our only material subsidiary, Stone Offshore.

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

Under the financial covenants of our bank credit facility, we must (i) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (ii) maintain a ratio of consolidated EBITDA to consolidated Net Interest Expense, as defined in the credit agreement, for the preceding four quarterly periods of not less than 3.0 to 1. As of June 30, 2013, our debt to EBITDA Ratio was 1.56 to 1 and our EBITDA to consolidated Net Interest Expense Ratio was approximately 18.32 to 1. In addition, our bank credit facility includes certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases. These covenants also restrict our ability to prepay other indebtedness under certain circumstances.

Contractual Obligations and Other Commitments

In addition to our significant contractual obligations and commitments summarized in our 2012 Annual Report on Form 10-K, in April 2013, we contracted two deep water drilling rigs for minimum total commitments of approximately $123.5 million to be incurred during the second half of 2013 and the first half of 2014.

Results of Operations

The following tables set forth certain information with respect to our oil and gas operations.

	Three Months Ended June 30,
	2013	2012	Variance	% Change
Production:
Oil (MBbls)	1,767	1,691	76	4%
Natural gas (MMcf)	11,745	10,422	1,323	13%
Natural gas liquids (“NGLs”) (MBbls)	407	253	154	61%
Oil, natural gas and NGLs (MMcfe)	24,789	22,086	2,703	12%
Revenue data (in thousands) (a):
Oil revenue	$184,498	$182,181	$2,317	1%
Natural gas revenue	47,832	28,146	19,686	70%
Natural gas liquids revenue	11,200	9,866	1,334	14%

Total oil, natural gas and NGL revenue	$243,530	$220,193	$23,337	11%
Average prices (a):
Oil (per Bbl)	$104.41	$107.74	($3.33)	(3%)
Natural gas (per Mcf)	4.07	2.70	1.37	51%
Natural gas liquids (per Bbl)	27.52	39.00	(11.48)	(29%)
Oil, natural gas and NGLs (per Mcfe)	9.82	9.97	(0.15)	(2%)
Expenses (per Mcfe):
Lease operating expenses	$2.04	$2.33	($0.29)	(12%)
Salaries, general and administrative expenses (b)	0.61	0.60	0.01	2%
DD&A expense on oil and gas properties	3.48	3.91	(0.43)	(11%)

(a)	Includes the cash settlement of effective hedging contracts.
(b)	Exclusive of incentive compensation expense.

	Six Months Ended June 30,
	2013	2012	Variance	% Change
Production:
Oil (MBbls)	3,434	3,553	(119)	(3%)
Natural gas (MMcf)	22,103	20,416	1,687	8%
Natural gas liquids (MBbls)	623	453	170	38%
Oil, natural gas and NGLs (MMcfe)	46,445	44,452	1,993	4%
Revenue data (in thousands) (a):
Oil revenue	$371,423	$383,939	($12,516)	(3%)
Natural gas revenue	84,654	57,003	27,651	49%
Natural gas liquids revenue	20,378	23,318	(2,940)	(13%)

Total oil, natural gas and NGL revenue	$476,455	$464,260	$12,195	3%
Average prices (a):
Oil (per Bbl)	$108.16	$108.06	$0.10	0.09%
Natural gas (per Mcf)	3.83	2.79	1.04	37%
Natural gas liquids (per Bbl)	32.71	51.47	(18.76)	(36%)
Oil, natural gas and NGLs (per Mcfe)	10.26	10.44	(0.18)	(2%)
Expenses (per Mcfe):
Lease operating expenses	$2.23	$2.16	$0.07	3%
Salaries, general and administrative expenses (b)	0.63	0.60	0.03	5%
DD&A expense on oil and gas properties	3.46	3.83	(0.37)	(10%)

(a)	Includes the cash settlement of effective hedging contracts.
(b)	Exclusive of incentive compensation expense.

Net Income. During the three months ended June 30, 2013, we reported net income totaling $39.0 million, or $0.78 per share, compared to net income for the three months ended June 30, 2012 of $30.5 million, or $0.62 per share. During the six months ended June 30, 2013, we reported net income totaling $79.8 million, or $1.60 per share, compared to net income for the six months ended June 30, 2012 of $81.5 million, or $1.65 per share. All per share amounts are on a diluted basis.

The variance in the three and six-month periods’ results was due to the following components:

Production. During the three months ended June 30, 2013, total production volumes increased to 24.8 Bcfe compared to 22.1 Bcfe produced during the comparable 2012 period, representing a 12% increase. Oil production during the three months ended June 30, 2013 totaled approximately 1,767,000 Bbls compared to 1,691,000 Bbls produced during the comparable 2012 period; natural gas production totaled 11.7 Bcf during the three months ended June 30, 2013 compared to 10.4 Bcf during the comparable 2012 period; and NGL production during the three months ended June 30, 2013 totaled approximately 407,000 Bbls compared to 253,000 Bbls produced during the comparable period of 2012.

During the six months ended June 30, 2013, total production volumes increased to 46.4 Bcfe compared to 44.5 Bcfe produced during the comparable 2012 period, representing a 4% increase. Oil production during the six months ended June 30, 2013 totaled approximately 3,434,000 Bbls compared to 3,553,000 Bbls produced during the six months ended June 30, 2012; natural gas production totaled 22.1 Bcf during the six months ended June 30, 2013 compared to 20.4 Bcf during the comparable 2012 period; and NGL production during the six months ended June 30, 2013 totaled approximately 623,000 Bbls compared to 453,000 Bbls produced during the comparable period of 2012.

The third well in the La Cantera field was placed on production during the second quarter of 2013. The Williams pipeline was repaired and pressure restrictions were eliminated, which allowed us to restore shut-in production in our Mary field during the second quarter of 2013. Included in production volumes during the six months ended June 30, 2013 is a non-recurring production adjustment relating to the retroactive grant of royalty relief volumes of approximately 4.5 MMcfe per day with respect to 2012 production at two of our deep water fields.

Prices. Prices realized during the three months ended June 30, 2013 averaged $104.41 per Bbl of oil, $4.07 per Mcf of natural gas and $27.52 per Bbl of NGLs, or 2% lower, on an Mcfe basis, than average realized prices of $107.74 per Bbl of oil, $2.70 per Mcf of natural gas and $39.00 per Bbl of NGLs during the comparable 2012 period. Prices realized during the six months ended June 30, 2013 averaged $108.16 per Bbl of oil, $3.83 per Mcf of natural gas and $32.71 per Bbl of NGLs, or 2% lower, on an Mcfe basis, than average realized prices of $108.06 per Bbl of oil, $2.79 per Mcf of natural gas and $51.47 per Bbl of NGLs during the comparable 2012 period. All unit pricing amounts include the cash settlement of effective hedging contracts.

We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions increased our average realized natural gas price by $0.17 per Mcf and increased our average realized oil price by $3.02 per Bbl during the three months ended June 30, 2013. During the three months ended June 30, 2012, our effective hedging transactions increased our average realized natural gas price by $0.63 per Mcf and increased our average realized oil price by $1.69 per Bbl. During the six months ended June 30, 2013, effective hedging transactions increased our average realized natural gas price by $0.27 per Mcf and increased our average realized oil price by $2.88 per Bbl. During the six months ended June 30, 2012, effective hedging transactions increased our average realized natural gas price by $0.55 per Mcf and decreased our average realized oil price by $0.84 per Bbl.

Revenue. Oil, natural gas and NGL revenue was $243.5 million during the three months ended June 30, 2013, compared to $220.2 million during the comparable period of 2012. The increase was attributable to a 12% increase in production quantities on a gas equivalent basis, which was partially offset by a 2% decrease in average realized prices. For the six months ended June 30, 2013 and 2012, oil, natural gas and NGL revenue totaled $476.4 million and $464.3 million, respectively. The increase was attributable to a 4% increase in production quantities on a gas equivalent basis, which was partially offset by a 2% decrease in average realized prices.

Expenses. Lease operating expenses during the three months ended June 30, 2013 and 2012 totaled $50.5 million and $51.6 million, respectively. For the six months ended June 30, 2013 and 2012, lease operating expenses totaled $103.6 million and $96.0 million, respectively. On a unit of production basis, lease operating expenses were $2.23 per Mcfe and $2.16 per Mcfe for the six months ended June 30, 2013 and 2012, respectively. The increase in lease operating expenses during the six months ended June 30, 2013 was attributable to our increased working interest in the Pompano field acquired in June 2012 and seasonal major maintenance projects.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three months ended June 30, 2013 totaled $86.3 million, or $3.48 per Mcfe, compared to $86.4 million, or $3.91 per Mcfe, during the comparable period of 2012. For the six months ended June 30, 2013 and 2012, DD&A expense totaled $160.8 million, or $3.46 per Mcfe, and $170.2 million, or $3.83 per Mcfe, respectively.

Salaries, general and administrative (“SG&A”) expenses (exclusive of incentive compensation) for the three months ended June 30, 2013 were $15.2 million compared to $13.1 million for the three months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, SG&A expenses (exclusive of incentive compensation) totaled $29.2 million and $26.8 million, respectively. The increase in SG&A expenses for the six months ended June 30, 2013 was primarily the result of increased staffing and compensation adjustments (including stock based compensation). Partially offsetting this increase was a reimbursement of $1.6 million of legal fees relating to the settlement of litigation in prior periods. Included in SG&A expenses during the six months ended June 30, 2012 was a management fee of $1.0 million for transition services related to our Pompano acquisition.

For the three months ended June 30, 2013 and 2012, incentive compensation expense totaled $2.1 million and $2.4 million, respectively. For the six months ended June 30, 2013 and 2012, incentive compensation expense totaled $3.5 million and $3.8 million, respectively. These amounts relate to the accrual of estimated incentive compensation bonuses calculated based on the projected achievement of certain strategic objectives for each fiscal year.

Interest expense for the three months ended June 30, 2013 totaled $8.9 million, net of $10.9 million of capitalized interest, compared to interest expense of $7.7 million, net of $9.4 million of capitalized interest, during the comparable 2012 period. For the six months ended June 30, 2013, interest expense totaled $18.5 million, net of $20.9 million of capitalized interest, compared to interest expense of $13.4 million, net of $18.1 million of capitalized interest, during the comparable 2012 period. The increase in interest expense was primarily the result of interest associated with the 2022 Notes issued in November 2012 and the 2017 Convertible Notes issued in March 2012. Partially offsetting these increases was a decrease in interest expense as a result of the redemption in December 2012 of our 6 3/4% Senior Subordinated Notes due 2014.

Off Balance Sheet Arrangements

None.

Recent Accounting Developments

None.

Defined Terms

Oil, condensate and NGLs are stated in barrels (“Bbls”) or thousand barrels (“MBbls”). Natural gas is stated in billion cubic feet (“Bcf”), million cubic feet (“MMcf”) or thousand cubic feet (“Mcf”). Oil, condensate and NGLs are converted to natural gas at a ratio of one barrel of liquids per six Mcf of gas. Bcfe, MMcfe, and Mcfe represent one billion cubic feet, one million cubic feet and one thousand cubic feet of gas equivalent, respectively. MMBtu represents one million British Thermal Units and BBtu represents one billion British Thermal Units. An active property is an oil and gas property with existing production. A primary term lease is an oil and gas property with no existing production, in which we have a specific time frame to establish production without losing the rights to explore the property. Liquidity is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities.

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

Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged for any given year without the consent of the Board of Directors. We believe our current hedging positions have hedged approximately 48% of our estimated 2013 production from estimated proved reserves, 42% of our estimated 2014 production from estimated proved reserves, and 17% of our estimated 2015 production from estimated proved reserves. See Part I, Item 1. Financial Statements—Note 3 – Derivative Instruments and Hedging Activities for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.

Since the filing of our 2012 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to commodity prices.

Interest Rate Risk

We had total debt outstanding of $920.5 million at June 30, 2013, all of which bears interest at fixed rates. The $920.5 million of fixed-rate debt is comprised of $245.5 million ($300 million face value) of 1 3/4% Senior Convertible Notes due 2017, $375 million of 8 5/8% Senior Notes due 2017 and $300 million of 7 1/2% Senior Notes due 2022.

Our bank credit facility is subject to an adjustable interest rate. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. We had no outstanding borrowings under our bank credit facility as of June 30, 2013. If we borrow funds under our bank credit facility, we may be subject to increased sensitivity to interest rate movements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On December 30, 2004, we were served with two petitions (civil action numbers 2004-6227 and 2004-6228) filed by the LDR in the 15th Judicial District Court (Parish of Lafayette, Louisiana) claiming additional franchise taxes due. In one case, the LDR is seeking additional franchise taxes from Stone in the amount of $640,000, plus accrued interest of $352,000 (calculated through December 15, 2004), for the franchise tax year 2001. In the other case, the LDR is seeking additional franchise taxes from Stone (as successor to Basin Exploration, Inc.) in the amount of $274,000, plus accrued interest of $159,000 (calculated through December 15, 2004), for the franchise tax years 1999, 2000 and 2001. On December 29, 2005, the LDR filed another petition (civil action number 2005-6524) in the 15th Judicial District Court claiming additional franchise taxes due for the franchise tax years 2002 and 2003 in the amount of $2.6 million, plus accrued interest of $1.2 million (calculated through December 15, 2005). Also, on January 2, 2008, we were served with a petition (civil action number 2007-6754) in the 15th Judicial District Court claiming $1.5 million of additional franchise taxes due for the franchise tax year 2004, plus accrued interest of $800,000 (calculated through November 30, 2007). Further, on January 7, 2009, we were served with a petition (civil action number 2008-7193) in the 15th Judicial District Court claiming additional franchise taxes due for the franchise tax years 2005 and 2006 in the amount of $4.0 million, plus accrued interest of $1.7 million (calculated through October 21, 2008). In addition, we have received proposed assessments from the LDR for additional franchise taxes in the amount of $8.1 million resulting from audits of Stone and our subsidiaries. These petitions and assessments all relate to the LDR’s assertion that sales of crude oil and natural gas from properties located on the OCS, which are transported through the State of Louisiana, should be sourced to the State of Louisiana for purposes of computing the Louisiana franchise tax apportionment ratio. We disagree with these contentions and intend to vigorously defend ourselves against these claims. The franchise tax years 2010, 2011 and 2012 for Stone remain subject to examination.

In October 2012, we received a notice from the Bureau of Safety and Environmental Enforcement (“BSEE”) that it was initiating an enforcement proceeding with respect to an Incident of Non-Compliance observed at our Vermillion Block 255 Platform H in April 2012. We believe that the conditions observed were not actually violations of applicable rules and accordingly initiated discussions with BSEE to resolve the matter. Notwithstanding these discussions, by “Reviewing Officer’s Final Decision” dated July 9, 2013, BSEE assessed a penalty against Stone of $200,000 based on $25,000 per day for eight days of alleged improper venting of gas at the platform. We are evaluating whether to pursue our right to an administrative appeal of this decision. We do not believe that this proceeding will have a material adverse effect on our financial condition or results of operations.

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

In accordance with industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. We insure some, but not all, of our properties from operational loss related events. We currently have insurance policies that include coverage for general liability, physical damage to our oil and gas properties, operational control of well, oil pollution, workers’ compensation and employers’ liability and other coverage. Our insurance coverage includes deductibles that must be met prior to recovery, as well as sub-limits and/or self-insurance. Additionally, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences, damages and/or losses.

Effective May 1, 2013, we no longer purchase physical damage insurance coverage for our platforms for losses resulting from named windstorms. Additionally, we now purchase physical damage insurance coverage for losses resulting from operational activities for only our Amberjack and Pompano platforms. We have continued purchasing physical damage insurance for operational losses for a selected group of pipelines including the pipelines and umbilicals associated with our Amberjack and Pompano facilities. In addition, effective July 1, 2013, we increased our general liability insurance coverage to an annual aggregate limit of $725 million on a 100% working interest basis.

Our operational control of well coverage provides limits that vary by well location and depth and range from a combined single limit of $20 million to $300 million per occurrence. Exploratory deep water wells have a coverage limit of $600 million per occurrence. Additionally, we maintain $150 million in oil pollution liability coverage, including $70 million of self-insurance. Our general liability, control of well and physical damage policy limits are scaled proportionately to our working interests, and all of our policies described above are subject to deductibles, sub-limits and/or self-insurance. Under our service agreements, including drilling contracts, generally we are indemnified for injuries and death of the service provider’s employees as well as contractors and subcontractors hired by the service provider.

An operational event in excess of our coverage or hurricane related event may cause damage or liability which might severely impact our financial position. We may be liable for damages from an event relating to a project in which we are a non-operator, but have a working interest in such project. Such an event may also cause a significant interruption to our business, which might also severely impact our financial position. In past years, we have experienced production interruptions for which we had no production interruption insurance.

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

On September 24, 2007, our Board of Directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. Additionally, shares were withheld from certain employees and nonemployee directors to pay taxes associated with the vesting of restricted stock. The following table sets forth information regarding our repurchases or acquisitions of common stock during the three months ended June 30, 2013:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Share Repurchase Program:
April 2013	—		—	—
May 2013	—		—	—
June 2013	—		—	—

	—		—	—	$92,928,632

Other:
April 2013	—		—	—
May 2013	5,628	(a)	$22.27	—
June 2013	—		—	—

	5,628		$22.27	—	N/A

Total	5,628		$22.27	—

(a)	Amount includes shares withheld from employees and nonemployee directors upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

Item 6.	Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 (File No. 001-12074)).

3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2008 (File No. 001-12074)).

10.1	Amendment No. 3 dated as of April 30, 2013 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2013 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONE ENERGY CORPORATION

Date: August 7, 2013	By:	/s/ Kenneth H. Beer
Kenneth H. Beer
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 (File No. 001-12074)).

3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated May 15, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2008 (File No. 001-12074)).

10.1	Amendment No. 3 dated as of April 30, 2013 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2013 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.