Form 10-K
period 2013-12-31
STONE ENERGY CORP
filed 2014-02-27
CIK 904080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $961.6 million as of June 30, 2013 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape on that day).

As of February 25, 2014, the registrant had outstanding 49,790,620 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference: Portions of the Definitive Proxy Statement of Stone Energy Corporation relating to the Annual Meeting of Stockholders to be held on May 22, 2014 are incorporated by reference into Part III of this Form 10-K.

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

The Company

Stone Energy is an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties. We have been operating in the Gulf Coast Basin since our incorporation in 1993 and have established a technical and operational expertise in this area. We have expanded our reserve base outside of the conventional shelf of the Gulf of Mexico (the “GOM”) and into the more prolific reserve basins of the GOM deep water and GOM deep gas, as well as onshore oil and gas shale opportunities, including the Marcellus Shale in Appalachia. As of December 31, 2013, our estimated proved oil and natural gas reserves were approximately 864 Bcfe. We were incorporated in 1993 as a Delaware corporation. Our corporate headquarters are located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508. We have additional offices in New Orleans, Louisiana, Houston, Texas and Morgantown, West Virginia.

Operational Overview

Gulf of Mexico — Deep Water. We believe that the deep water of the GOM is an attractive area to explore and operate with high potential exploration opportunities, even though it involves high risk, high costs and substantial lead time to develop infrastructure. Since 2006, we have made two significant acquisitions that included two deep water platforms, producing reserves and numerous leases. We have also utilized subsea tie-backs in the deep water on new drill wells that require less capital than a deep water facility. We have made a significant investment in seismic data and leasehold interests and have assembled a technical team with prior geological, geophysical and engineering experience in the deep water arena to evaluate potential exploration, development and acquisition opportunities. Our deep water properties accounted for approximately 29% of our estimated proved oil and natural gas reserves at December 31, 2013 on a volume equivalent basis.

Appalachia. The Marcellus Shale play provides us with fairly predictable and repeatable results as there is minimal exploration risk. During 2006, we began securing leasehold interests in the Appalachia regions of Pennsylvania and West Virginia and as of December 31, 2013, we had leasehold interests in approximately 94,000 net acres. During 2013, we drilled a total of 30 horizontal Marcellus Shale wells and had 103 wells on production at year end 2013. We expect to add leasehold interests and drill additional wells to further expand our interests in Appalachia, including evaluating the Utica and Upper Devonian formations. Our Appalachian properties accounted for approximately 55% of our estimated proved oil and natural gas reserves at December 31, 2013 on a volume equivalent basis.

Gulf of Mexico — Deep Gas. The deep gas play provides us with high potential exploration opportunities with existing infrastructure nearby, which shortens the lead time to production. We have made two onshore south Louisiana deep gas discoveries and a GOM shelf deep gas discovery. Additionally, we have identified other deep gas opportunities in south Louisiana and the GOM shelf, which are defined as prospects below 15,000 feet. Our deep gas properties accounted for approximately 3% of our estimated proved oil and natural gas reserves at December 31, 2013 on a volume equivalent basis.

Gulf of Mexico — Conventional Shelf. We seek to generate cash flows from existing reserves through workovers and recompletions of existing wells and the application of other techniques designed to add production to help mitigate some of the natural decline of the GOM conventional shelf. Our GOM conventional shelf properties accounted for approximately 13% of our estimated proved oil and natural gas reserves at December 31, 2013 on a volume equivalent basis.

We have engaged a financial advisor to market certain of our properties in the GOM conventional shelf, state waters and onshore Louisiana. The sale of these properties would allow for more focus on our targeted growth areas, specifically the GOM deep water, deep gas and Appalachia. In October 2013, we completed the sale of our interest in the Weeks Island field, representing less than 1% of our total estimated proved reserves at December 31, 2012. Production volumes at the Weeks Island field represented approximately 2% of our total production volumes and 3% of our total production revenue for the year ended December 31, 2013. In January 2014, we completed the sale of our interest in the Cut Off and Clovelly fields, representing less than 1% of our total estimated proved reserves at December 31, 2013. Production volumes at the Cut Off and Clovelly fields represented approximately 2% of our total production volumes and 3% of our total production revenue for the year ended December 31, 2013. The remainder of our shelf properties that are subject to sale represented approximately 22% of our total production volumes and 18% of our total production revenue for the year ended December 31, 2013 and 9% of our total estimated proved reserves at December 31, 2013. The future sale of some or all of our shelf properties would be subject to an acceptable offer or offers and other market conditions.

Onshore Oil. We maintain working interests in several undeveloped plays, which totaled approximately 118,000 net acres (including 31,000 undeveloped acres in Canada) as of December 31, 2013. In January 2014, we sold our interest in the Hatch Point field in Utah, representing approximately 35,000 net acres. We have budgeted minimal funds in 2014 for onshore exploration projects and new venture opportunities. Our onshore oil properties accounted for less than 1% of our estimated proved oil and natural gas reserves at December 31, 2013 on a volume equivalent basis.

Oil and Gas Marketing

Our oil and natural gas production is sold at current market prices under short-term contracts. Phillips 66 Company and Shell Trading (US) Company accounted for approximately 35% and 33%, respectively, of our oil and natural gas revenue generated during the year ended December 31, 2013. We do not believe that the loss of any of our major purchasers would result in a material adverse effect on our ability to market future oil and natural gas production. From time to time, we may enter into transactions that hedge the price of oil and natural gas. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk.

Competition and Markets

Competition in the Gulf Coast Basin, the Appalachia region and other onshore oil plays is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. We compete with major oil and gas companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of our competitors have financial resources and exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete. See Item 1A. Risk Factors – Competition within our industry may adversely affect our operations.

The availability of a ready market for and the price of any hydrocarbons produced will depend on many factors beyond our control, including, but not limited to, the amount of domestic production and imports of foreign oil and exports of liquefied natural gas, the marketing of competitive fuels, the proximity and capacity of oil and natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the effect of federal and state regulation of allowable rates of production, taxation and the conduct of drilling operations and federal regulation of oil and natural gas. All of these factors, together with economic factors in the marketing arena, generally may affect the supply of and/or demand for oil and natural gas and thus the prices available for sales of oil and natural gas.

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

Certain operations that we conduct are on U.S. federal oil and gas leases, which are administered by the Bureau of Land Management (the “BLM”) and the Bureau of Ocean Energy Management (the “BOEM”). These leases contain relatively standardized terms and require compliance with detailed BLM and BOEM regulations and orders pursuant to various federal laws, including the Outer Continental Shelf Lands Act, which are subject to change by the applicable agency. Many onshore leases contain stipulations limiting activities that may be conducted on the lease. Some stipulations are unique to particular geographic areas and may limit the times during which activities on the lease may be conducted or the manner in which certain activities may be conducted or, in some cases, may ban any surface activity. For offshore operations, lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the U.S. Environmental Protection Agency (the “EPA”)), lessees must obtain a permit from the BLM or the BOEM, as applicable, prior to the commencement of drilling, and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the Outer Continental Shelf (the “OCS”) of the GOM, calculation of royalty payments and the valuation of production for this purpose, and removal of facilities. To cover the various obligations of lessees on the OCS, the BOEM generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met, unless the BOEM exempts the lessee from such obligations. The cost of such bonds or other surety can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. Under certain circumstances, the BLM or the Bureau of Safety and Environmental Enforcement (the “BSEE”), a federal agency created to enforce compliance with safety and environmental rules of the OCS, as applicable, may require our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations.

Natural Gas. In 2005, the United States Congress enacted the Energy Policy Act of 2005 (“EPAct 2005”). Among other matters, EPAct 2005 amends the Natural Gas Act (the “NGA”) to make it unlawful for “any entity”, including otherwise non-jurisdictional producers such as Stone Energy, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the Federal Energy Regulatory Commission (the “FERC”), in contravention of rules prescribed by the FERC. In 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud, to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA up to $1 million per day per violation. The anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC’s enforcement authority. The U.S. Commodity Futures Trading Commission (the “CFTC”) has similar authority with respect to energy futures commodity markets. Stone Energy does not anticipate it will be affected any differently by these requirements than other producers of natural gas.

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

Oil. Effective November 4, 2009, pursuant to the Energy Independence and Security Act of 2007, the Federal Trade Commission (the “FTC”) issued a rule prohibiting market manipulation in the petroleum industry. The FTC rule prohibits any person, directly or indirectly, in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale, from knowingly engaging in any act, practice or course of business, including the making of any untrue statement of material fact, that operates or would operate as a fraud or deceit upon any person or intentionally failing to state a material fact that under the circumstances renders a statement made by such person misleading, provided that such omission distorts or is likely to distort market conditions for any such product. A violation of this rule may result in civil penalties of up to $1 million per day per violation, in addition to any applicable penalty under the FTC Act.

Our sales of crude oil, condensate and natural gas liquids (“NGLs”) are not currently regulated and are transacted at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. The price we receive from the sale of oil and NGLs is affected by the cost of transporting those products to market. Interstate transportation rates for oil, NGLs and other products are regulated by the FERC. The FERC has established an indexing system for such transportation, which allows such pipelines to take an annual inflation-based rate increase.

In other instances, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes. As it relates to intrastate crude oil, condensate and NGL pipelines, state regulation is generally less rigorous than the federal regulation of interstate pipelines. State agencies have generally not investigated or challenged existing or proposed rates in the absence of shipper complaints or protests, which are infrequent and are usually resolved informally.

We do not believe that the regulatory decisions or activities relating to interstate or intrastate crude oil, condensate and NGL pipelines will affect us in a way that materially differs from the way it affects other crude oil, condensate and NGL producers or marketers.

Miscellaneous. Additional proposals and proceedings that might affect the oil and gas industry are regularly considered by the United States Congress, state regulatory bodies, the BOEM, the BSEE, the FERC and other federal regulatory bodies and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the oil and natural gas industry has been heavily regulated. We can give no assurance that the regulatory approach currently pursued by the BOEM, the BSEE, the FERC or any other state or federal agency will continue indefinitely. We do not anticipate, however, that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect on our financial condition, results of operations or competitive position.

Environmental Regulation

As a lessee and operator of onshore and offshore oil and gas properties in the United States, we are subject to stringent federal, state and local laws and regulations relating to environmental protection, as well as controlling the manner in which various substances, including wastes generated in connection with oil and gas industry operations, are released into the environment. Compliance with these laws and regulations may require us to obtain permits authorizing air emissions and wastewater discharge from operations and can affect the location or size of wells and facilities, limit or prohibit the extent to which exploration and development may be allowed, and require proper closure of wells and restoration of properties that are being abandoned. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, imposition of remedial obligations, incurrence of capital costs to comply with governmental standards, and even injunctions that limit or prohibit exploration and production operations or the disposal of substances generated in connection with oil and gas industry operation. The following is a summary of some of the existing laws, rules and regulations to which our business is subject.

Waste handling. The Resource Conservation and Recovery Act (the “RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to regulatory guidance issued by the federal EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act (the “CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We currently operate or lease, and have in the past operated or leased, a number of properties that for many years have been used for the exploration and production of oil and gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or wastes may have been disposed of or released on or under the properties operated or leased by us or on or under other locations where such substances have been taken for recycling or disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or wastes was not under our control. These properties and the hydrocarbons and wastes disposed thereon may be subject to laws and regulations imposing strict, joint and several liability, without regard to fault or the legality of the original conduct, that could require us to remove or remediate previously disposed wastes or environmental contamination, or to perform remedial plugging or pit closure to prevent future contamination.

Oil Pollution Act. The Oil Pollution Act of 1990 (the “OPA”) and regulations adopted pursuant thereto impose a variety of requirements related to the prevention of and response to oil spills into waters of the United States, including the OCS. The OPA subjects owners of oil handling facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages. Although defenses exist to the liability imposed by the OPA, they are limited. The OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. The OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of the Interior may increase this amount up to $150 million in certain situations. We cannot predict at this time whether the OPA will be amended or whether the level of financial responsibility required for companies operating on the OCS will be increased. In any event, if an oil discharge or substantial threat of discharge were to occur, we could be liable for costs and damages, which costs and damages could be material to our results of operations and financial position.

Climate Change. In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA began adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act (the “CAA”). The EPA adopted two sets of rules regulating greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective as of January 2, 2011. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, on an annual basis, beginning in 2011 for emissions occurring in 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011. We believe that we are in compliance with all greenhouse gas emissions reporting requirements applicable to our operations.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

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

Hydraulic fracturing. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing in our onshore operations. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s (“SDWA”) Underground Injection Control Program. Also, the BLM released proposed rules regarding well stimulation and hydraulic fracturing activities in May 2013 that would require the disclosure of chemicals used during the fracturing process and addresses drilling plans, water management, and wastewater disposal on federal and tribal lands. The BLM expects to issue a final rule mid-2014. The EPA has also commenced a study of the potential environmental impacts of hydraulic fracturing activities on water resources. The EPA has indicated that it expects to issue its study report in late 2014. In addition, a number of other federal agencies, including the U.S. Department of Energy, the U.S. Department of the Interior, and the White House Council on Environmental Quality, are studying various aspects of hydraulic fracturing. In addition, from time to time legislation has been introduced before the United States Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process; although no actions have been taken to date. Some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Pennsylvania, Texas, Colorado and Wyoming have each adopted a variety of well construction, set back and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could impact the timing of production and may also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Water discharges. The federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws, impose restrictions and strict controls with respect to the monitoring and discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

Air emissions. In August 2012, the EPA adopted new rules that establish air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA established New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The EPA’s rules require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and NGLs that come to the surface during completion of the fracturing process. The requirement for flaring of gas not sent to a gathering line became effective in October 2012, and all operators are required to use “green completions” drilling equipment beginning January 1, 2015. The rules also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules establish new leak detection requirements for natural gas processing plants. These rules may require a number of modifications to our operations including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

We have established internal guidelines to be followed in order to comply with environmental laws and regulations in the United States. We employ a safety, environmental and regulatory department whose responsibilities include providing assurance that our operations are carried out in accordance with applicable environmental guidelines and safety precautions. Although we maintain pollution insurance to cover a portion of the costs of cleanup operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future. To date, we believe that compliance with existing requirements of such governmental bodies has not had a material effect on our operations.

Employees

On February 25, 2014, we had 409 full-time employees. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement. We utilize the services of independent contractors to perform various daily operational duties.

Available Information

We make available free of charge on our Internet website (www.stoneenergy.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also make available on our Internet website our Code of Business Conduct and Ethics, Corporate Governance Guidelines and Audit, Compensation and Nominating and Governance Committee Charters, which have been approved by our board of directors. We will make timely disclosure on our website of any change to, or waiver from, the Code of Business Conduct and Ethics for our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is also available free of charge by writing us at: Chief Financial Officer, Stone Energy Corporation, P.O. Box 52807, Lafayette, LA 70505. The annual CEO certification required by Section 303A.12 of the New York Stock Exchange Listed Company Manual was submitted on May 29, 2013.

Financial Information

Our financial information is included in the consolidated financial statements and the related notes beginning on page F-1.

Forward-Looking Statements

The information in this Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K.

Forward-looking statements appear in a number of places in this Form 10-K and include statements with respect to, among other things:

•	any expected results or benefits associated with our acquisitions;

•	expected results from risked weighted drilling success;

•	estimates of our future oil and natural gas production, including estimates of any increases in oil and gas production;

•	planned capital expenditures and the availability of capital resources to fund capital expenditures;

•	our outlook on oil and gas prices;

•	estimates of our oil and natural gas reserves;

•	any estimates of future earnings growth;

•	the impact of political and regulatory developments;

•	our outlook on the resolution of pending litigation and government inquiry;

•	estimates of the impact of new accounting pronouncements on earnings in future periods;

•	our future financial condition or results of operations and our future revenues and expenses;

•	the amount, nature and timing of any potential divestiture transactions;

•	our access to capital and our anticipated liquidity;

•	estimates of future income taxes; and

•	our business strategy and other plans and objectives for future operations.

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

Subsequent to the Deepwater Horizon incident in the GOM in April 2010, the BOEM issued a series of “Notice to Lessees” (“NTLs”) imposing regulatory requirements and permitting procedures for new wells to be drilled in federal waters of the OCS. These regulatory requirements include the following:

•	The Environmental NTL, which imposes new and more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements.

•	The Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes and also requires certifications of compliance from senior corporate officers.

•	The Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams.

•	The Workplace Safety Rule, which requires operators to employ a comprehensive safety and environmental management system (“SEMS”) to reduce human and organizational errors as root causes of work-related accidents and offshore spills, develop protocols as to whom at the facility has the ultimate operational safety and decision-making authority, establish procedures to provide all personnel with “stop work” authority, and to have their SEMS periodically audited by an independent third party auditor approved by the BSEE.

Since the adoption of these new regulatory requirements, the BOEM has been taking longer to review and approve permits for new wells than was common prior to the Deepwater Horizon incident. The rules also increase the cost of preparing each permit application and increase the cost of each new well, particularly for wells drilled in deeper waters on the OCS. We could become subject to fines, penalties or orders requiring us to modify or suspend our operations in the GOM if we fail to comply with the BOEM’s NTLs or other regulatory requirements.

Oil and natural gas prices are volatile. Declines in commodity prices have adversely affected, and in the future may adversely affect, our financial condition and results of operations, cash flows, access to the capital markets and ability to grow.

Our revenues, cash flows, profitability and future rate of growth substantially depend upon the market prices of oil and natural gas. Prices affect our cash flows available for capital expenditures and our ability to access funds under our bank credit facility and through the capital markets. The amount available for borrowing under our bank credit facility is subject to a borrowing base, which is determined by our lenders taking into account our estimated proved reserves, and is subject to periodic redeterminations based on pricing models determined by the lenders at such time. If commodity prices decline in the future, the decline could have adverse effects on our reserves and borrowing base.

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

In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. GOM reservoirs tend to be recovered quickly through production with associated steep declines, while declines in other regions after initial flush production tend to be relatively low. Approximately 16% of our estimated proved reserves at December 31, 2013 (by volume) and 49% of our production during 2013 were associated with our Gulf Coast Basin conventional shelf and deep gas properties, and approximately 29% of our estimated proved reserves at December 31, 2013 (by volume) and 25% of our production during 2013 were associated with our deep water properties. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration drilling activities. Our future oil and natural gas production is highly dependent upon our level of success in finding or acquiring additional reserves at a unit cost that is sustainable at prevailing commodity prices.

Exploring for, developing or acquiring reserves is capital intensive and uncertain. We may not be able to economically find, develop or acquire additional reserves or make the necessary capital investments if our cash flows from operations decline or external sources of capital become limited or unavailable. We cannot assure you that our future exploitation, exploration, development and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.

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

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth in this Form 10-K and the information incorporated by reference. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

You should not assume that any present value of future net cash flows from our proved reserves contained in this Form 10-K represents the market value of our estimated oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves at December 31, 2013 on historical 12-month average prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower. Further, actual future net revenues will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production and changes in governmental regulations or taxes. At December 31, 2013, approximately 44% of our estimated proved reserves (by volume) were undeveloped. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling operations. Our reserve estimates include the assumptions that we will make significant capital expenditures to develop these undeveloped reserves and the actual costs, development schedule and results associated with these properties may not be as estimated. In addition, the 10% discount factor that we use to calculate the net present value of future net revenues and cash flows may not necessarily be the most appropriate discount factor based on our cost of capital in effect from time to time and the risks associated with our business and the oil and gas industry in general.

We require substantial capital expenditures to conduct our operations and replace our production, and we may be unable to obtain needed financing on satisfactory terms necessary to fund our planned capital expenditures.

We spend and will continue to spend a substantial amount of capital for the acquisition, exploration, exploitation, development and production of oil and natural gas reserves. If low oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operating activities to decrease, we may be limited in our ability to fund the capital necessary to complete our capital expenditures program. In addition, if our borrowing base under our bank credit facility is redetermined to a lower amount, this could adversely affect our ability to fund our planned capital expenditures. After utilizing our available sources of financing, we may be forced to raise additional debt or equity proceeds to fund such capital expenditures. We cannot be sure that additional debt or equity financing will be available or cash flows provided by operations will be sufficient to meet these requirements.

Our estimates of future asset retirement obligations may vary significantly from period to period.

We are required to record a liability for the discounted present value of our asset retirement obligations to plug and abandon inactive, non-producing wells, to remove inactive or damaged platforms, facilities and equipment, and to restore the land or seabed at the end of oil and natural gas operations. These costs are typically considerably more expensive for offshore operations as compared to most land-based operations due to increased regulatory scrutiny and the logistical issues associated with working in waters of various depths. Estimating future restoration and removal costs in the GOM is especially difficult because most of the removal obligations may be many years in the future, regulatory requirements are subject to change or more restrictive interpretation and asset removal technologies are constantly evolving, which may result in additional or increased or decreased costs. As a result, we may make significant increases or decreases to our estimated asset retirement obligations in future periods. For example, because we operate in the GOM, platforms, facilities and equipment are subject to damage or destruction as a result of hurricanes. The estimated costs to plug and abandon a well or dismantle a platform can change dramatically if the host platform from which the work was anticipated to be performed is damaged or toppled rather than structurally intact. Accordingly, our estimates of future asset retirement obligations could differ dramatically from what we may ultimately incur as a result of damage from a hurricane.

A financial crisis may impact our business and financial condition. A financial crisis may adversely impact our ability to obtain funding under our current bank credit facility or in the capital markets.

An economic crisis could reduce the demand for oil and natural gas and put downward pressure on the prices for oil and natural gas. Historically, we have used our cash flows from operating activities and borrowings under our bank credit facility to fund our capital expenditures and have relied on the capital markets and asset monetization transactions to provide us with additional capital for large or exceptional transactions. In the future, we may not be able to access adequate funding under our bank credit facility as a result of (i) a decrease in our borrowing base due to the outcome of a borrowing base redetermination or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. In addition, we may face limitations on our ability to access the debt and equity capital markets and complete asset sales, an increased counterparty credit risk on our derivatives contracts and the requirement by contractual counterparties of us to post collateral guaranteeing performance.

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

Our level of indebtedness, and the covenants contained in current and future agreements governing our debt, could have important consequences on our operations, including:

•	making it more difficult for us to satisfy our obligations under the indentures or other debt and increasing the risk that we may default on our debt obligations;

•	requiring us to dedicate a substantial portion of our cash flow from operating activities to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general business activities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	detracting from our ability to successfully withstand a downturn in our business or the economy generally;

•	placing us at a competitive disadvantage against other less leveraged competitors; and

•	making us vulnerable to increases in interest rates because debt under our bank credit facility is at variable rates.

We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the agreements governing our debt, it could lead to an event of default and the acceleration of our repayment of outstanding debt. Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions. Our borrowing base under our bank credit facility, which is redetermined semi-annually, is based on an amount established by the lenders after their evaluation of our proved oil and natural gas reserve values. Our borrowing base is scheduled to be redetermined by May 2014. Upon a redetermination, if borrowings in excess of the revised borrowing capacity are outstanding, we could be forced to repay a portion of our bank debt.

         We may not have sufficient funds to make such repayments. If we are unable to repay our debt out of cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. We cannot assure you that we will be able to generate sufficient cash flows from operating activities to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance such debt. The terms of our debt, including our bank credit facility and our indentures, may also prohibit us from taking such actions. Factors that will affect our ability to raise cash through offerings of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions and our market value and operating performance at the time of such offerings, refinancing or sale of assets. We cannot assure you that any such offerings, refinancing or sale of assets will be successfully completed.

We have experienced significant shut-ins and losses of production due to the effects of hurricanes in the GOM.

Approximately 16% of our estimated proved reserves at December 31, 2013 (by volume) and 49% of our production during 2013 were associated with our Gulf Coast Basin conventional shelf and deep gas properties. Approximately 29% of our estimated proved reserves at December 31, 2013 (by volume) and 25% of our production during 2013 were associated with our GOM deep water properties. Accordingly, if the level of production from these properties substantially declines, it could have a material adverse effect on our overall production level and our revenue. We are particularly vulnerable to significant risk from hurricanes and tropical storms in the GOM. In past years, we have experienced shut-ins and losses of production due to the effects of hurricanes in the GOM. We are unable to predict what impact future hurricanes and tropical storms might have on our future results of operations and production.

Our acreage must be drilled before lease expiration in order to hold the acreage by production. If commodity prices become depressed for an extended period of time, it might not be economical for us to drill sufficient wells in order to hold acreage, which could result in the expiry of a portion of our acreage, which could have an adverse effect on our business.

Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage may expire. See Item 2. Properties – Productive Well and Acreage Data.

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

We may not receive payment for a portion of our future production. We have attempted to diversify our sales and obtain credit protections such as parental guarantees from certain of our purchasers. The tightening of credit in the financial markets may make it more difficult for customers to obtain financing and, depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by customers. We are unable to predict what impact the financial difficulties of certain purchasers may have on our future results of operations and liquidity.

Our actual production could differ materially from our forecasts.

From time to time, we provide forecasts of expected quantities of future oil and gas production. These forecasts are based on a number of estimates, including expectations of production from existing wells. In addition, our forecasts may assume that none of the risks associated with our oil and gas operations summarized in this Item 1A occur, such as facility or equipment malfunctions, adverse weather effects, or significant declines in commodity prices or material increases in costs, which could make certain production uneconomical.

Lower oil and natural gas prices and other factors have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values.

We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the costs to acquire, explore for and develop oil and gas properties. Under the full cost method of accounting, we compare, at the end of each financial reporting period for each cost center, the present value of estimated future net cash flows from proved reserves (based on a 12-month average hedge adjusted commodity price and excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the estimated discounted future net cash flows. A write-down of oil and gas properties does not impact cash flows from operating activities, but does reduce net income. The risk that we will be required to write-down the carrying value of oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our undeveloped property values, or if estimated future development costs increase. Volatility in commodity prices, poor conditions in the global economic markets and other factors could cause us to record additional write-downs of our oil and natural gas properties and other assets in the future and incur additional charges against future earnings.

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

We have made initial investments in acreage in untested regions. These activities are more uncertain than drilling in areas that are developed and have established production. Because emerging plays and new formations have limited or no production history, we are less able to use past drilling results to help predict future results. The lack of historical information may result in us not being able to fully execute our expected drilling programs in these areas or the return on investment in these areas may turn out not to be as attractive as anticipated. We cannot assure you that our future drilling activities in these emerging plays will be successful, or if successful, will achieve the resource potential levels that we currently anticipate based on the drilling activities that have been completed or will achieve the anticipated economic returns based on our current cost models.

Our operations are subject to numerous risks of oil and gas drilling and production activities.

Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reserves will be found. The cost of drilling and completing wells is often uncertain. To the extent we drill additional wells in the GOM deep water and/or in the GOM deep gas, our drilling activities could become more expensive. In addition, the geological complexity of GOM deep water, GOM deep gas and various onshore formations may make it more difficult for us to sustain our historical rates of drilling success. Oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	hurricanes and other weather conditions;

•	shortages in experienced labor; and

•	shortages or delays in the delivery of equipment.

The prevailing prices of oil and natural gas also affect the cost of and the demand for drilling rigs, production equipment and related services. We cannot assure you that the wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may be unprofitable. Drilling activities can result in dry wells and wells that are productive but do not produce sufficient cash flows to recoup drilling costs.

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

We have begun to explore for oil and natural gas in the deep waters of the GOM (water depths greater than 2,000 feet) where operations are more difficult and more expensive than in shallower waters. The deep waters of the GOM often lack the physical infrastructure and availability of services present in the shallower waters. As a result, deep water operations may require a significant amount of time between a discovery and the time that we can market the oil and natural gas, increasing the risks involved with these operations.

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

Currently, we have general liability insurance coverage with an annual aggregate limit of $725 million on a 100% working interest basis. Effective May 1, 2013, we no longer purchase physical damage insurance coverage for our platforms for losses resulting from named windstorms. Additionally, we now purchase physical damage insurance coverage for losses resulting from operational activities for only our Amberjack and Pompano platforms. We have continued purchasing physical damage insurance coverage for operational losses for a selected group of pipelines including the pipelines and umbilicals associated with our Amberjack and Pompano facilities.

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

An operational or a hurricane-related event may cause damage or liability in excess of our coverage that might severely impact our financial position. We may be liable for damages from an event relating to a project in which we are a non-operator, but have a working interest in such project. Such an event may also cause a significant interruption to our business, which might also severely impact our financial position. In past years, we have experienced production interruptions for which we had no production interruption insurance.

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

The U.S. government has issued warnings that U.S. energy assets may be the future targets of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack at our facilities, or those of our purchasers, could have a material adverse effect on our financial condition and operations.

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

Our oil and gas operations are subject to various U.S. federal, state and local laws and regulations. These laws and regulations may be changed in response to economic or political conditions. Regulated matters include: permits for exploration, development and production operations; limitations on our drilling activities in environmentally sensitive areas, such as wetlands, and restrictions on the way we can release materials into the environment; bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment and other decommissioning costs; reports concerning operations, the spacing of wells and unitization and pooling of properties; and taxation. Failure to comply with these laws and regulations can result in the assessment of administrative, civil or criminal penalties, the issuance of remedial obligations and the imposition of injunctions limiting or prohibiting certain of our operations. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and natural gas, these agencies have restricted the rates of flow of oil and natural gas wells below actual production capacity. In addition, the OPA requires operators of offshore facilities such as us to prove that they have the financial capability to respond to costs that may be incurred in connection with potential oil spills. Under the OPA and other environmental statutes such as CERCLA and RCRA and analogous state laws, owners and operators of certain defined onshore and offshore facilities are strictly liable for spills of oil and other regulated substances, subject to certain limitations. Consequently, a substantial spill from one of our facilities subject to laws such as the OPA, CERCLA and RCRA could require the expenditure of additional, and potentially significant, amounts of capital, or could have a material adverse effect on our earnings, results of operations, competitive position or financial condition. Federal, state and local laws regulate production, handling, storage, transportation and disposal of oil and natural gas, by-products from oil and natural gas and other substances, and materials produced or used in connection with oil and gas operations. We cannot predict the ultimate cost of compliance with these requirements or their impact on our earnings, operations or competitive position.

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

In order to manage our exposure to price risks in the marketing of our oil and natural gas, we periodically enter into oil and natural gas price hedging arrangements with respect to a portion of our expected production. Our hedging policy provides that, without prior approval of our board of directors, generally not more than 50% of our estimated production quantities may be hedged. These arrangements may include futures contracts on the New York Mercantile Exchange (“NYMEX”) or the Intercontinental Exchange (“ICE”). While intended to reduce the effects of volatile oil and natural gas prices, such transactions, depending on the hedging instrument used, may limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

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

Certain provisions of our Certificate of Incorporation and Bylaws and the provisions of the Delaware General Corporation Law may encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. Our Certificate of Incorporation authorizes our board of directors to issue preferred stock without stockholder approval and to set the rights, preferences and other designations, including voting rights of those shares, as our board of directors may determine. Additional provisions include restrictions on business combinations and the availability of authorized but unissued common stock. These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

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

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.

Potential legislation, if enacted into law, could make significant changes to U.S. federal income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively impact the value of an investment in our common stock.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA began adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. The EPA adopted two sets of rules regulating greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective as of January 2, 2011. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, on an annual basis, beginning in 2011 for emissions occurring in 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Colombia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core functions and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or to take steps to qualify for an exemption to such requirements. Although we expect to qualify for the end-user exception from the mandatory clearing requirements for swaps entered into to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation and/or post initial and variation margin. Posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows. The proposed margin rules are not yet final, and therefore the impact of those provisions to us is uncertain at this time. The Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

The full impact of the Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts or increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Act and regulations implementing the Act, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Act was intended, in part, to reduce the volatility of oil and gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could cause us to incur increased costs and experience additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the SDWA’s Underground Injection Control Program. In addition, the BLM released proposed rules regarding well stimulation and hydraulic fracturing activities in May 2013 that would require the disclosure of chemicals used during the fracturing process and addresses drilling plans, water management, and wastewater disposal on federal and tribal lands. The BLM expects to issue a final rule mid-2014. The White House Council on Environmental Quality is also coordinating an administration-wide review of hydraulic fracturing practices, and a number of federal agencies, including the Department of Energy and the Department of the Interior, are analyzing a number of environmental issues associated with hydraulic fracturing. The EPA has similarly commenced a comprehensive study of the potential environmental effects of hydraulic fracturing activities on water resources. The EPA has indicated that it expects to issue its study report in late 2014. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or other federal programs. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations, including states in which we operate. For example, Pennsylvania, Texas, Colorado and Wyoming have each adopted a variety of well construction, set back and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. The disclosure of proprietary information regarding chemicals or formulas used in hydraulic fracturing could diminish the value of such information and could result in competitive harm to us. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could impact the timing of production and may also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 25, 2014, our property portfolio consisted of 47 active properties and 123 primary term leases in the Gulf Coast Basin (onshore and offshore), four active properties in the Appalachia region, one active property in the Eagle Ford Shale formation and undeveloped acreage in Canada and the Rocky Mountain region. We serve as operator on 75% of our active properties. The properties that we operate accounted for 95% of our year-end 2013 estimated proved reserves. This high operating percentage allows us to better control the timing, selection and costs of our drilling and production activities.

Oil and Natural Gas Reserves

Our Reserves Committee Charter provides that the reserves committee has the sole authority to recommend to our board of directors appointments or replacements of one or more firms of independent reservoir engineers and geoscientists. The reserves committee reviews annually the arrangements of the independent reservoir engineers and geoscientists with management, including the scope and general extent of the examination of our reserves, the reports to be rendered, the services and fees and consideration of the independence of such independent reservoir engineers and geoscientists. The reserves committee may consult with management but may not delegate these responsibilities. The reserves committee provides oversight in regards to the reserve estimation process but not the actual determination of estimated proved reserves. Our Reserves Committee Charter provides that it is the duty of management and not the duty of the reserves committee to plan or conduct reviews or to determine that our reserve estimates are complete and accurate and are in accordance with generally accepted engineering standards and applicable rules and regulations of the SEC. Our Director of Strategic Planning is the in-house person designated as primarily responsible for the process of reserve preparation. He is a petroleum engineer with over twenty years of experience in reservoir engineering and analysis. His duties include oversight of the preparation of non year-end quarterly reserve estimates and coordination with the outside engineering consultants on the preparation of year-end reserve estimates. The year-end reserve estimates prepared by our outside engineering firm are independent of any oversight of the Director of Strategic Planning or the reserves committee.

Estimates of our proved reserves at December 31, 2013 were prepared by Netherland, Sewell & Associates, Inc. (“NSA”), a nationally recognized engineering firm. NSA provides a complete range of geological, geophysical, petrophysical and engineering services and has the technical experience and ability to perform these services in any of the onshore and offshore oil and gas producing areas of the world. NSA has a technical staff of over 150 professionals who are intimately familiar with recognized industry reserve and resource definitions, specifically those set forth by the SEC. NSA’s letter is filed as an exhibit to this Form 10-K.

The following table sets forth our estimated proved oil and natural gas reserves (approximately 55% of which are located in the Appalachian region, 29% are located in the GOM deep water and 16% are located in the conventional shelf/deep gas) as of December 31, 2013. The 2013 average 12-month oil and gas prices net of differentials were $102.21 per Bbl of oil, $37.59 per Bbl of NGLs and $3.66 per Mcf of gas.

Summary of Oil, Natural Gas and NGL Reserves as of December 31, 2013
	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Oil, Natural Gas and NGL’s (MMcfe)
Reserves Category:
PROVED
Developed	27,920	11,569	246,946	483,885
Undeveloped	15,907	11,728	213,820	379,628
TOTAL PROVED	43,827	23,297	460,766	863,513

At December 31, 2013, we reported estimated proved undeveloped reserves (“PUDs”) of 379.6 Bcfe, which accounted for 44% of our total estimated proved oil and natural gas reserves. This figure ties to a projected 99 new wells (362.1 Bcfe) and eight sidetrack wells from existing wellbores (17.5 Bcfe). Our timetable for the eight sidetrack wells is totally dependent on the life of the currently producing zones. After the current zones have been depleted, we would utilize the existing wellbore to sidetrack to the PUD objective. Regarding the remaining 99 PUD locations, we project 21 wells to be drilled in 2014 (70.0 Bcfe); 38 wells in 2015 (175.2 Bcfe); 21 wells in 2016 (66.8 Bcfe); eight wells in 2017 (25.4 Bcfe), and eleven wells in 2018 (24.7 Bcfe). None of these 99 PUD wells will have been on our books in excess of five years at the time of their scheduled drilling. The following table discloses our progress toward the conversion of PUDs during 2013.

	Oil, Natural Gas and NGLs (MMcfe)	Future Development Costs (in thousands)
PUDs beginning of year	336,745	$665,236
Revisions of previous estimates	547	83,255
Conversions to proved developed reserves	(68,286)	(83,800)
Additional PUDs added	110,622	161,840

PUDs end of year	379,628	$826,531

During 2013 we invested approximately $83.8 million to convert 68.3 Bcfe of PUDs to proved developed reserves, mainly in the Appalachian region.

The following represents additional information on our significant properties:

Field Name	Location	2013 Production (MMcfe)	December 31, 2013 Estimated Proved Reserves (MMcfe)	Nature of Interest
Mary	Appalachia	19,774	396,685	Working
Pompano	GOM Deep Water	12,375	169,110	Working
Mississippi Canyon Block 109	GOM Deep Water	8,433	71,474	Working
Heather	Appalachia	5,071	56,531	Working
Bayou Hebert	GOM Deep Gas	8,181	25,113	Working
Ewing Bank Block 305	GOM Shelf	2,227	21,250	Working
Ship Shoal Block 113	GOM Shelf	10,044	20,755	Working
Katie	Appalachia	814	16,725	Working
Main Pass Block 288	GOM Shelf	2,992	12,525	Working

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

Acquisition, Production and Drilling Activity

Acquisition and Development Costs. The following table sets forth certain information regarding the costs incurred in our acquisition, development and exploratory activities in the United States and Canada during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Acquisition costs, net of sales of unevaluated properties	$79,667	$102,807	$270,354
Development costs (1)	378,242	395,555	426,355
Exploratory costs	298,932	81,458	84,199

Subtotal	756,841	579,820	780,908
Capitalized salaries, general and administrative costs and interest, net of fees and reimbursements	79,354	62,664	66,111

Total additions to oil and gas properties, net	$836,195	$642,484	$847,019

(1)	Includes capitalized asset retirement costs of $54,737, $95,293 and $96,386 for the years ended December 31, 2013, 2012 and 2011, respectively.

Production Volumes, Sales Price and Cost Data. The following table sets forth certain information regarding our production volumes, sales prices and average production costs for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Production:
Oil (MBbls)	6,894	7,135	6,427
Natural gas (MMcf)	50,129	42,569	38,466
NGLs (MBbls)	1,603	1,163	506
Oil, natural gas and NGLs (MMcfe)	101,111	92,357	80,064
Average sales prices: (1)
Oil (per Bbl)	$103.73	$106.70	$103.31
Natural gas (per Mcf)	3.80	3.17	4.44
NGLs (per Bbl)	37.86	41.70	59.28
Oil, natural gas and NGLs (per Mcfe)	9.56	10.23	10.80
Expenses (per Mcfe):
Lease operating expenses (2)	$1.99	$2.33	$2.20

(1)	Includes the cash settlement of effective hedging contracts.
(2)	Includes oil and gas operating costs and major maintenance expense and excludes production and ad valorem taxes.

Production Volumes, Sales Price and Cost Data for Individually Significant Fields. The following table sets forth certain information regarding our production volumes, sales prices and average production costs for the periods indicated for any field(s) containing 15% or more of our total estimated proved reserves at December 31, 2013.

	Year Ended December 31,
	2013	2012	2011
FIELD: Mary
Production:
Oil (MBbls)	472	340	25
Natural gas (MMcf)	12,448	6,815	977
NGLs (MBbls)	749	448	—
Oil, natural gas and NGLs (MMcfe)	19,774	11,544	1,125
Average sales prices:
Oil (per Bbl)	$53.76	$54.19	$75.60
Natural gas (per Mcf)	3.97	3.27	6.08
NGLs (per Bbl)	35.44	33.94	—
Oil, natural gas and NGLs (per Mcfe)	5.13	4.84	6.94
Expenses (per Mcfe):
Lease operating expenses (1)	$0.42	$1.14	$1.40

	Year Ended December 31,
	2013	2012	2011(a)
FIELD: Pompano
Production:
Oil (MBbls)	1,420	1,266	—
Natural gas (MMcf)	2,887	1,980	—
NGLs (MBbls)	162	122	—
Oil, natural gas and NGLs (MMcfe)	12,375	10,310	—
Average sales prices:
Oil (per Bbl)	$107.99	$108.65	$—
Natural gas (per Mcf)	2.49	2.02	—
NGLs (per Bbl)	40.65	45.70	—
Oil, natural gas and NGLs (per Mcfe)	13.50	14.28	—
Expenses (per Mcfe):
Lease operating expenses (1)	$1.98	$2.01	$—

(a)	Amounts for 2011 are immaterial. We completed the acquisition of the Pompano field on December 28, 2011.
(1)	Includes oil and gas operating costs and major maintenance expense and excludes production and ad valorem taxes.

Drilling Activity. The following table sets forth our drilling activity for the periods indicated.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive	2.00	0.60	1.00	0.43	6.00	3.00
Dry	2.00	0.65	—	—	1.00	0.64
Development Wells:
Productive	44.00	28.13	33.00	23.16	37.00	32.92
Dry	1.00	0.94	3.00	3.00	—	—

During the period beginning January 1, 2014 and ending February 25, 2014, we participated in the drilling of 4.00 gross (3.31 net) exploratory wells and 4.00 gross (3.33 net) development wells.

Productive Well and Acreage Data. The following table sets forth certain statistics regarding the number of productive wells and developed and undeveloped acreage as of December 31, 2013.

	Gross	Net
Productive Wells:
Oil (1):
Conventional Shelf	92	76
Deep Gas	—	—
Deep Water	54	44
Appalachia	—	—
Canada	—	—
Other	11	3

	157	123

Gas (2):
Conventional Shelf	57	39
Deep Gas	4	1
Deep Water	7	4
Appalachia	103	66
Canada	—	—
Other	—	—

	171	110

Total	328	233

Developed Acres:
Conventional Shelf	201,799	201,319
Deep Gas	12,031	11,909
Deep Water	56,153	56,153
Appalachia	29,186	28,609
Canada	—	—
Other	32,536	32,350

	331,705	330,340

Undeveloped Acres (3):
Conventional Shelf	98,117	24,338
Deep Gas	26,508	26,220
Deep Water	678,845	448,528
Appalachia	74,014	65,189
Canada	37,680	30,655
Other	69,394	55,401

	984,558	650,331

Total	1,316,263	980,671

(1)	12 gross wells each have dual completions.
(2)	5 gross wells each have dual completions.
(3)	Leases covering approximately 15% of our undeveloped gross acreage will expire in 2014, 11% in 2015, 11% in 2016, 6% in 2017, 15% in 2018, 9% in 2019, 2% in 2020, 1% in 2021 and 30% thereafter.

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

Since 2003, we have been involved in disputes with the Louisiana Department of Revenue (the “LDR”), which resulted in several petitions being filed by the LDR in Louisiana state court, claiming additional franchise taxes due. In addition, we received preliminary assessments from the LDR of additional franchise and income taxes resulting from audits of Stone and its subsidiaries. These petitions and assessments primarily related to the LDR’s assertion that sales of crude oil and natural gas from properties located on the OCS that are transported through the state should be sourced to the state for purposes of computing the Louisiana franchise tax and income tax apportionment ratios. By agreement dated November 22, 2013, Stone executed a settlement with the state in the amount of $13 million, resolving all claims asserted in litigation, as well as assessments proposed by the LDR for franchise and income taxes alleged to be due by Stone for the tax years 1999 through 2009, including claims for interest thereon. The agreement was reached under an amnesty program pursuant to Act 421 of the 2013 Regular Session of the Louisiana Legislature. The settlement amount, less income tax and interest amounts previously accrued, has been recorded as an expense in the accompanying consolidated statement of income. The tax years 2011 through 2013 remain subject to examination, but the exposure to additional assessments is immaterial.

On November 11, 2013, two lawsuits were filed, and on November 12, 2013, a third lawsuit was filed, against Stone and other named co-defendants, by the Parish of Jefferson (“Jefferson Parish”), on behalf of Jefferson Parish and the State of Louisiana, in the 24th Judicial District Court for the Parish of Jefferson, State of Louisiana, alleging violations of the State and Local Coastal Resources Management Act of 1978, as amended, and the applicable regulations, rules, orders and ordinances thereunder (collectively, “the CRMA”), relating to certain of the defendants’ alleged oil and gas operations in Jefferson Parish, and seeking to recover alleged unspecified damages to the Jefferson Parish Coastal Zone and remedies, including unspecified monetary damages and declaratory relief, restoration of the Jefferson Parish Coastal Zone and related costs and attorney’s fees. In addition, on November 8, 2013, a lawsuit was filed against Stone and other named co-defendants by the Parish of Plaquemines (“Plaquemines Parish”), on behalf of Plaquemines Parish and the State of Louisiana, in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana, alleging violations of the CRMA, relating to certain of the defendants’ alleged oil and gas operations in Plaquemines Parish, and seeking to recover alleged unspecified damages to the Plaquemines Parish Coastal Zone and remedies, including unspecified monetary damages and declaratory relief, restoration of the Plaquemines Parish Coastal Zone and related costs and attorney’s fees. The lawsuits are at an early stage and, while Stone has engaged counsel to represent it in these lawsuits, it is in the beginning stages of investigating and evaluating the allegations.

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

In December 2011, a slope failure occurred adjacent to a well pad where we were drilling a well in Wetzel County, West Virginia. The slope failure was near a stream, and an estimated 250 to 300 cubic yards of soil and debris entered the stream. We responded to the incident by removing the discharged material from the stream and stabilizing the area in which the slope failure occurred. In October 2013, we received notice from the West Virginia Department of Environmental Protection that it was proposing to impose a penalty on us for an unauthorized discharge of pollutants into the affected stream. On January 9, 2014, Stone and the West Virginia Department of Environmental Protection, Office of Oil and Gas, agreed to a Consent Order resolving this matter, providing for a total payment of $284,190, with $170,515 payable within 30 days of entry of the Consent Order and the balance of $113,675 to be applied to a Supplemental Environmental Project within one year of entry of the Consent Order.

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

	High	Low
2012
First Quarter	$35.47	$25.61
Second Quarter	29.83	20.80
Third Quarter	27.87	22.07
Fourth Quarter	25.71	19.27
2013
First Quarter	$23.40	$19.44
Second Quarter	24.50	17.34
Third Quarter	33.49	21.95
Fourth Quarter	37.96	30.61
2014
First Quarter (through February 25, 2014)	$37.06	$29.13

On February 25, 2014, the last reported sales price of our common stock on the New York Stock Exchange Composite Tape was $35.08 per share. As of that date, there were 375 holders of record of our common stock.

Dividend Restrictions

In the past, we have not paid cash dividends on our common stock, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and development of our business. The restrictions on our present or future ability to pay dividends are included in the provisions of the Delaware General Corporation Law and in certain restrictive provisions in the indentures executed in connection with our 1 3⁄4% Senior Convertible Notes due 2017 (the “2017 Convertible Notes”) and our 7 1⁄2% Senior Notes due 2022 (the “2022 Notes”). In addition, our bank credit facility contains provisions that may have the effect of limiting or prohibiting the payment of dividends.

Issuer Purchases of Equity Securities

On September 24, 2007, our board of directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions and may be suspended or discontinued at any time. Additionally, shares are sometimes withheld from certain employees and nonemployee directors to pay taxes associated with the vesting of restricted stock. These withheld shares are not issued or considered common stock repurchases under our authorized share repurchase program. The following table sets forth information regarding our repurchases or acquisitions of our common stock during the fourth quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2013	—	$—	—
November 1 – November 30, 2013	—	—	—
December 1 – December 31, 2013	—	—	—

	—	$—	—	$92,928,632

(1)	There were no repurchases of our common stock under our share repurchase program and no shares withheld from employees or nonemployee directors to pay taxes associated with any vesting of restricted stock during the fourth quarter of 2013.

Equity Compensation Plan Information

Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity compensation plan.

Stock Performance Graph

As required by applicable rules of the SEC, the performance graph shown below was prepared based upon the following assumptions:

1.	$100 was invested in the company’s common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Peer Group (as defined below) on December 31, 2008 at $11.02 per share for the company’s common stock and at the closing price of the stocks comprising the S&P 500 Index and the Peer Group, respectively, on such date.

2.	Peer Group investment is weighted based upon the market capitalization of each individual company within the Peer Group at the beginning of the period.

3.	Dividends are reinvested on the ex-dividend dates.

Measurement Period (Fiscal Year Covered)	SGY	2013 Peer Group	2012 Peer Group	S&P 500 Index
12/31/09	163.79	158.66	159.70	126.46
12/31/10	202.27	191.85	202.58	145.51
12/31/11	239.38	172.27	187.61	148.59
12/31/12	186.21	159.32	185.19	172.37
12/31/13	313.88	210.37	250.06	228.19

The companies that comprised our Peer Group in 2013 were: Cabot Oil & Gas Corporation, Callon Petroleum Company, Carrizo Oil & Gas, Inc., Cimarex Energy Company, Comstock Resources, Inc., Contango Oil & Gas Company, Denbury Resources Inc., Energy XXI (Bermuda) Limited, EPL Oil & Gas, Exco Resources Inc., Newfield Exploration Company, PDC Energy, PetroQuest Energy, Inc., Range Resources Corporation, SandRidge Energy, Inc., SM Energy Company, Swift Energy Company, Ultra Petroleum Corporation, W&T Offshore, Inc. and Whiting Petroleum Corporation. ATP Oil & Gas Corporation, McMoRan Exploration Company, and Plains Exploration & Production Company were replaced in the Peer Group by Ultra Petroleum Corporation, SandRidge Energy, Inc., and Contango Oil & Gas Company because McMoRan Exploration Company and Plains Exploration & Production Company announced they were merging into another company and ATP Oil & Gas Corporation filed for bankruptcy protection.

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

The following table sets forth a summary of selected historical financial information for each of the years in the five-year period ended December 31, 2013. This information is derived from our Consolidated Financial Statements and the notes thereto. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Income Statement Data:
Operating revenue:
Oil production	$715,104	$761,304	$663,958	$417,948	$438,942
Gas production	190,580	134,739	170,611	210,686	272,353
Natural gas liquids production	60,687	48,498	29,996	27,473	—
Other operational income	7,808	3,520	3,938	5,916	4,326
Derivative income, net	—	3,428	1,418	3,265	3,061

Total operating revenue	974,179	951,489	869,921	665,288	718,682

Operating expenses:
Lease operating expenses	201,153	215,003	175,881	150,212	156,786
Transportation, processing and gathering expenses	42,172	21,782	8,958	7,218	—
Production taxes	15,029	10,015	9,380	5,808	7,920
Depreciation, depletion and amortization	350,574	344,365	280,020	248,201	259,639
Write-down of oil and gas properties	—	—	—	—	508,989
Accretion expense	33,575	33,331	30,764	34,469	39,306
Salaries, general and administrative expenses	59,524	54,648	40,169	42,759	41,367
Franchise tax settlement	12,590	—	—	—	—
Incentive compensation expense	15,340	8,113	11,600	5,888	6,402
Other operational expenses	151	267	2,149	5,579	11,798
Derivative expense, net	2,090	—	—	—	—

Total operating expenses	732,198	687,524	558,921	500,134	1,032,207

Income (loss) from operations	241,981	263,965	311,000	165,154	(313,525)

Other (income) expenses:
Interest expense	32,837	30,375	9,289	12,192	21,361
Interest income	(1,695)	(600)	(420)	(1,464)	(528)
Other income	(2,799)	(1,805)	(1,942)	(776)	(36)
Loss on early extinguishment of debt	27,279	1,972	607	1,820	—
Other expense	—	—	—	671	508

Total other expenses	55,622	29,942	7,534	12,443	21,305

Income (loss) before income taxes	186,359	234,023	303,466	152,711	(334,830)
Income tax provision (benefit)	68,725	84,597	109,134	56,282	(116,559)

Net income (loss)	117,634	149,426	194,332	96,429	(218,271)
Net income (loss) attributable to non-controlling interest	—	—	—	—	27

Net income (loss) attributable to Stone Energy Corp.	$117,634	$149,426	$194,332	$96,429	($218,298)

Earnings and dividends per common share:
Basic earnings (loss) per share	$2.36	$3.03	$3.97	$1.99	($4.97)

Diluted earnings (loss) per share	$2.36	$3.03	$3.97	$1.99	($4.97)

Cash dividends declared per share	—	—	—	—	—
Cash Flow Data:
Net cash provided by operating activities	$594,205	$509,749	$570,850	$424,794	$507,787
Net cash used in investing activities	(623,036)	(568,688)	(679,250)	(374,088)	(316,079)
Net cash provided by (used in) financing activities	80,594	300,014	39,895	(13,043)	(190,552)
Balance Sheet Data (at end of period):
Working capital (deficit)	$181,255	$300,348	($13,282)	$30,382	$26,137
Oil and gas properties, net	2,619,696	2,182,095	1,875,048	1,397,809	1,185,709
Total assets	3,248,556	2,776,431	2,165,751	1,679,090	1,454,242
Long-term debt, less current portion	1,027,084	914,126	620,000	575,000	575,000
Stone Energy Corporation stockholders’ equity	970,286	872,133	667,829	430,357	325,659

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position and results of operations for each of the years in the three-year period ended December 31, 2013. Our Consolidated Financial Statements and the notes thereto, which are found elsewhere in this Form 10-K, contain detailed information that should be referred to in conjunction with the following discussion. See Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data – Note 1.

Executive Overview

We are an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties. We have been operating in the Gulf Coast Basin since our incorporation in 1993 and have established a technical and operational expertise in this area. We have expanded our reserve base outside of the conventional shelf of the GOM and into the more prolific reserve basins of the GOM deep water and GOM deep gas as well as onshore oil and gas shale opportunities, including the Marcellus Shale in Appalachia. See Item 1. Business – Operational Overview.

2013 Significant Events.

Reserve and Production Growth – 2013 represented our fourth consecutive year of growth in production and reserves. We had continued progress in our diversification strategy, resulting in a reserve mix of 55% Appalachia, 29% deep water, and 16% conventional shelf/deep gas on a volume equivalent basis. Our year-end 2013 total estimated proved reserves were 864 Bcfe, a 12% increase from 2012 year-end estimated proved reserves. Production volumes for 2013 averaged approximately 277 MMcfe per day, representing a 10% increase over 2012 production volumes.

Issuance of 2022 Senior Notes – On November 27, 2013, we completed the public offering of an additional $475 million aggregate principal amount of our 7 1⁄2% Senior Notes due 2022 at a 3% premium. The net proceeds from the offering after deducting fees and expenses totaled $480.2 million. Approximately $396.0 million of the net proceeds from the offering were used to fund the tender offer and consent solicitation and redemption of our outstanding 8 5⁄8% Senior Notes due 2017 (the “2017 Notes”) and approximately $11.0 million of the net proceeds were used to pay the accrued and unpaid interest on the 2017 Notes. The remaining proceeds were used for general corporate purposes. As of December 31, 2013, we had approximately $331 million of cash on hand.

Franchise Tax Settlement – On November 22, 2013, we executed a settlement with the LDR in the amount of $13 million, resolving all claims asserted in litigation, as well as assessments proposed by the LDR for franchise and income taxes alleged to be due by Stone for the tax years 1999 through 2009, including claims for interest thereon. The settlement amount, less income tax and interest amounts previously accrued, has been recorded as an expense in the accompanying consolidated statement of income. The tax years 2011 through 2013 remain subject to examination, but the exposure to additional assessments is immaterial.

Sale of Shelf Properties – In 2013, we engaged a financial advisor to market certain of our properties in the GOM conventional shelf, state waters and onshore Louisiana. In October 2013, we completed the sale of our interest in the Weeks Island field, representing less than 1% of our total estimated proved reserves at December 31, 2012. In January 2014, we completed the sale of our interest in the Cut Off and Clovelly fields, representing less than 1% of our total estimated proved reserves at December 31, 2013. The remainder of our shelf properties that are subject to sale represented approximately 22% of our total production volumes and 18% of our total production revenue for the year ended December 31, 2013 and 9% of our total estimated proved reserves at December 31, 2013. The future sale of some or all of our shelf properties would be subject to an acceptable offer or offers and other market conditions.

2014 Outlook.

Our 2014 capital expenditure budget is approximately $825 million. This figure compares with a $710 million capital expenditure budget for 2013 and excludes material acquisitions and capitalized salaries, general and administrative expenses (“SG&A”) and interest. The budget is spread across our major areas of investment, with approximately 58% allocated to the deep water, 26% allocated to Appalachia, 10% allocated to the GOM conventional shelf, 3% allocated to deep gas projects, and 3% allocated to onshore exploration projects. The allocation of capital across the various areas is subject to change based on several factors, including permitting times, rig availability, non-operator decisions, farm-in opportunities and commodity pricing.

Known Trends and Uncertainties.

Hurricanes – Since the majority of our production originates in the GOM, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable and practical insurance coverage for property damage to our facilities for hurricanes has been difficult to obtain for some time so we have eliminated our hurricane insurance coverage. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs.

Deep Water Operations – We are currently operating two significant properties in the deep water of the GOM. Additionally, we are engaged in deep water drilling operations. Operations in the deep water can result in increased operational risks as has been demonstrated by the Deepwater Horizon disaster in 2010. Despite technological advances since this disaster, liabilities for environmental losses, personal injury and loss of life and significant regulatory fines in the event of a disaster could be well in excess of insured amounts and result in significant current losses on our statement of income as well as going concern issues.

Non-U.S. Operations – In April 2013, we entered into an agreement to participate in the drilling of exploratory wells in Canada. Included in unevaluated oil and gas property costs at December 31, 2013 are $10.6 million of capital expenditures related to our oil and gas property investments in Canada. Under full cost accounting, investments in individual countries represent separate cost centers for computation of depreciation, depletion and amortization (“DD&A”) as well as for full cost ceiling test evaluations. Given that this is our sole investment in Canada, it is possible that upon a more complete evaluation of this project that some or all of this investment could be recognized as a charge to expense on our statement of income.

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

Sale of Shelf Properties – In 2013, we engaged a financial advisor to market certain of our properties in the GOM conventional shelf, state waters and onshore Louisiana, and to date have completed the sales of our interests in the Weeks Island, Cut Off and Clovelly fields. Sales of oil and natural gas properties under the full cost method are accounted for as an adjustment to capitalized costs unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the applicable cost center. If such relationship would be altered significantly, we would be required to allocate the cost center between the properties sold and the properties retained and to recognize a gain or loss on the sale in the period in which the transaction is consummated. The Weeks Island, Cut Off and Clovelly sales did not result in a significant alteration of this relationship and, consequently, no gain or loss will be recognized. Whether a significant alteration would occur on future transactions, and therefore a gain or loss recognized, cannot be determined at this time.

Liquidity and Capital Resources

As of February 25, 2014, we had $378.6 million of availability under our bank credit facility and cash on hand of approximately $312 million. Our capital expenditure budget for 2014 has been set at $825 million, which excludes material acquisitions and capitalized SG&A expenses and interest. Based on our outlook of commodity prices and our estimated production, we expect our 2014 capital expenditures to exceed our cash flows from operating activities. We intend to finance a portion of our capital expenditure budget with cash flows from operating activities, cash on hand and our bank credit facility. However, a portion of our capital expenditure budget will likely need to be financed from other sources. We are considering accessing the public or private markets or monetizing other assets as a source of financing.

Cash Flow and Working Capital. Net cash flows from operating activities totaled $594.2 million during the year ended December 31, 2013 compared to $509.7 million and $570.9 million during the years ended December 31, 2012 and 2011, respectively.

Net cash used in investing activities totaled $623.0 million during the year ended December 31, 2013, which primarily represents our investment in oil and natural gas properties of $663.3 million and our investment in fixed and other assets of $6.8 million offset by proceeds from the sale of oil and natural gas properties of $48.8 million. Net cash used in investing activities totaled $568.7 million during the year ended December 31, 2012, which primarily represents our investment in oil and natural gas properties of $555.9 million and our investment in fixed and other assets of $13.4 million. Net cash used in investing activities totaled $679.3 million during the year ended December 31, 2011, which primarily represents our investment in oil and natural gas properties of $764.9 million offset by proceeds from the sale of oil and natural gas properties of $87.9 million. Approximately $270.4 million of the investment in oil and natural gas properties in 2011 related to leasehold acquisitions and the acquisition of producing properties.

Net cash provided by financing activities totaled $80.6 million for the year ended December 31, 2013, which primarily represents $480.2 million of net proceeds from the issuance of the 2022 Notes, less $396.0 million used for the redemption of our 2017 Notes. Net cash provided by financing activities totaled $300.0 million during the year ended December 31, 2012. In 2012, we received $291.1 million of net proceeds from the issuance of the 2017 Convertible Notes and $40.1 million of proceeds from the Sold Warrants, and used $70.8 million for the cost of the Purchased Call Options (see Notes to Consolidated Financial Statements – NOTE 11 – Long-Term Debt). Additionally, we received $293.2 million of net proceeds from the issuance of the 2022 Notes. During 2012, we used $200.7 million for the redemption of our 2014 Notes. During the year ended December 31, 2012, we had $25.0 million of borrowings and $70.0 million of repayments of borrowings under our bank credit facility. Net cash provided by financing activities totaled $39.9 million for the year ended December 31, 2011, which primarily represents borrowings net of repayments under our bank credit facility of $45.0 million, less $4.0 million of deferred financing costs associated with our new bank credit facility and $2.6 million of net payments for share-based compensation.

We had working capital at December 31, 2013 of $181.3 million.

Capital Expenditures. During the year ended December 31, 2013, additions to oil and gas property costs of $836.2 million included $86.2 million of lease and property acquisition costs, $32.5 million of capitalized SG&A expenses (inclusive of incentive compensation) and $46.9 million of capitalized interest. These investments were financed with cash on hand and cash flows from operations.

Bank Credit Facility. On April 26, 2011, we entered into an amended and restated revolving credit facility totaling $700 million (subject to borrowing base limitations) through a syndicated bank group, replacing our previous facility. Our bank credit facility matures on April 26, 2015. On December 18, 2013, our borrowing base under our bank credit facility was reaffirmed at $400 million. As of December 31, 2013 and February 25, 2014, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $21.4 million had been issued pursuant to our bank credit facility, leaving $378.6 million of availability under our bank credit facility. Our bank credit facility is guaranteed by our only significant subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).

The borrowing base under our bank credit facility is redetermined semi-annually, in May and November, by the lenders, taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and natural gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and natural gas reserves reviewed in determining the borrowing base. At our option, loans under our bank credit facility will bear interest at a rate based on the adjusted London Interbank Offering Rate plus an applicable margin, or a rate based on the prime rate or Federal funds rate plus an applicable margin.

Under the financial covenants of our bank credit facility, we must (1) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (2) maintain a ratio of consolidated EBITDA to consolidated Net Interest Expense, as defined in the credit agreement, for the preceding four quarterly periods of not less than 3.0 to 1. As of December 31, 2013, our debt to EBITDA ratio was 1.73 to 1 and our EBITDA to consolidated Net Interest Expense ratio was approximately 18.40 to 1. In addition, our bank credit facility includes certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases. These covenants also restrict our ability to prepay other indebtedness under certain circumstances. We were in compliance with all covenants as of December 31, 2013.

7 1⁄2% Senior Notes due 2022. On November 27, 2013, we completed the public offering of an additional $475 million aggregate principal amount of our 2022 Notes at a 3% premium. The net proceeds from the offering after deducting underwriting discounts, commissions, fees and expenses totaled $480.2 million. Approximately $396.0 million of the net proceeds from the offering were used to fund the tender offer and consent solicitation and redemption of our outstanding 2017 Notes and approximately $11.0 million of the net proceeds were used to pay the accrued and unpaid interest on the 2017 Notes. The remaining proceeds were used for general corporate purposes.

8 5⁄8% Senior Notes due 2017. In November 2013, we used proceeds from the 2022 Notes offering to purchase a portion of our 2017 Notes pursuant to a tender offer and consent solicitation. In December 2013, the remaining 2017 Notes were redeemed in full. The total cost of the redemption was $407.0 million, which included $396.0 million to redeem the notes plus accrued and unpaid interest of $11.0 million. The transaction resulted in a charge to earnings of $27.3 million in 2013.

Share Repurchase Program. On September 24, 2007, our board of directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions and may be suspended or discontinued at any time. Through December 31, 2013, 300,000 shares had been repurchased under this program at a total cost of approximately $7.1 million, or an average price of $23.57 per share. No shares were repurchased during the years ended December 31, 2013, 2012 or 2011.

Hedging. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk.

Contractual Obligations and Other Commitments

The following table summarizes our significant contractual obligations and commitments, other than hedging contracts, by maturity as of December 31, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual Obligations and Commitments:
1 3⁄4% Senior Convertible Notes due 2017	$300,000	$—	$—	$300,000	$—
7 1⁄2% Senior Notes due 2022	775,000	—	—	—	775,000
Interest and commitment fees (1)	536,763	65,294	127,360	118,875	225,234
Asset retirement obligations including accretion	898,874	69,270	202,187	84,524	542,893
Rig commitments	142,291	142,291	—	—	—
Seismic data commitments	74,436	28,297	30,759	15,380	—
Operating lease obligations	2,179	736	995	448	—

Total Contractual Obligations and Commitments	$2,729,543	$305,888	$361,301	$519,227	$1,543,127

(1)	Includes interest payable on the 2022 Notes and 2017 Convertible Notes. Assumes 0.5% fee on unused commitments under the bank credit facility.

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

Year Ended December 31,	TRIR Performance	TRIR Goal
2013	0.47	0.50
2012	0.45	0.55
2011	0.33	0.65

Our safety initiative includes formal programs for observation and reporting of at-risk and safe behavior in and away from the work place, employee awards for results and observations, employee participation in training programs and internal safety audits. We have an annual cash incentive compensation plan that includes a safety component based on our annual TRIR.

Results of Operations

2013 Compared to 2012. The following table sets forth certain information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and natural gas reserves. See Item 2. Properties – Oil and Natural Gas Reserves.

	Year Ended December 31,
	2013	2012	Variance	% Change
Production:
Oil (MBbls)	6,894	7,135	(241)	(3%)
Natural gas (MMcf)	50,129	42,569	7,560	18%
NGLs (MBbls)	1,603	1,163	440	38%
Oil, natural gas and NGLs (MMcfe)	101,111	92,357	8,754	10%
Revenue data (in thousands): (1)
Oil revenue	$715,104	$761,304	($46,200)	(6%)
Natural gas revenue	190,580	134,739	55,841	41%
NGL revenue	60,687	48,498	12,189	25%

Total oil, natural gas and NGL revenue	$966,371	$944,541	$21,830	2%
Average prices: (1)
Oil (per Bbl)	$103.73	$106.70	($2.97)	(3%)
Natural gas (per Mcf)	3.80	3.17	0.63	20%
NGLs (per Bbl)	37.86	41.70	(3.84)	(9%)
Oil, natural gas and NGLs (per Mcfe)	9.56	10.23	(0.67)	(7%)
Expenses (per Mcfe):
Lease operating expenses	$1.99	$2.33	($0.34)	(15%)
Salaries, general and administrative expenses (2)	0.59	0.59	—	N/A
DD&A expense on oil and gas properties	3.43	3.69	(0.26)	(7%)
Estimated Proved Reserves at December 31:
Oil (MBbls)	43,827	44,918	(1,091)	(2%)
Natural gas (MMcf)	460,766	395,374	65,392	17%
NGLs (MBbls)	23,297	18,066	5,231	29%
Oil, natural gas and NGLs (MMcfe)	863,513	773,285	90,228	12%

(1)	Includes the cash settlement of effective hedging contracts.
(2)	Excludes incentive compensation expense.

Net Income. For the year ended December 31, 2013, we reported net income totaling $117.6 million, or $2.36 per share, compared to net income for the year ended December 31, 2012 of $149.4 million, or $3.03 per share. All per share amounts are on a diluted basis.

The variance in annual results was due to the following components:

Production. During the year ended December 31, 2013, total production volumes increased to 101.1 Bcfe compared to 92.4 Bcfe produced during the comparable 2012 period, representing a 10% increase. Oil production during the year ended December 31, 2013 totaled approximately 6,894,000 Bbls compared to 7,135,000 Bbls produced during the year ended December 31, 2012. Natural gas production totaled 50.1 Bcf during the year ended December 31, 2013 compared to 42.6 Bcf produced during the comparable 2012 period. NGL production during the year ended December 31, 2013 totaled approximately 1,603,000 Bbls compared to 1,163,000 Bbls produced during the comparable 2012 period. During the fourth quarter of 2013, ten new wells in the Mary field and two new wells in the Heather field were brought online. The third well in the La Cantera field was placed on production during the second quarter of 2013.

Prices. Prices realized during the year ended December 31, 2013 averaged $103.73 per Bbl of oil, $3.80 per Mcf of natural gas and $37.86 per Bbl of NGLs, or 7% lower, on an Mcfe basis, than 2012 average realized prices of $106.70 per Bbl of oil, $3.17 per Mcf of natural gas and $41.70 per Bbl of NGLs. All unit pricing amounts include the cash settlement of effective hedging contracts.

We enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the year ended December 31, 2013, effective hedging transactions increased our average realized natural gas price by $0.33 per Mcf and increased our average realized oil price by $0.51 per Bbl. During the year ended December 31, 2012, effective hedging transactions increased our average realized natural gas price by $0.52 per Mcf and increased our average realized oil price by $1.20 per Bbl.

Revenue. Oil, natural gas and NGL revenue increased 2% to $966.4 million during the year ended December 31, 2013 from $944.5 million during the year ended December 31, 2012. The increase was attributable to a 10% increase in production quantities on a gas equivalent basis, which was partially offset by a 7% decrease in average realized prices.

Expenses. Lease operating expenses for the years ended December 31, 2013 and 2012 totaled $201.2 million and $215.0 million, respectively. On a unit of production basis, lease operating expenses were $1.99 per Mcfe and $2.33 per Mcfe for the years ended December 31, 2013 and 2012, respectively. The decrease in lease operating expenses in 2013 was primarily attributable to a decrease in insurance and major maintenance expenses.

Transportation, processing and gathering expenses during the years ended December 31, 2013 and 2012 totaled $42.2 million and $21.8 million, respectively. The increase is attributable to higher gas and NGL volumes and short term blending fees in Appalachia, as well as higher GOM pipeline fees.

DD&A expense on oil and gas properties for the year ended December 31, 2013 totaled $346.8 million, or $3.43 per Mcfe, compared to DD&A expense of $341.1 million, or $3.69 per Mcfe, for the year ended December 31, 2012.

For the years ended December 31, 2013 and 2012, SG&A expenses (exclusive of incentive compensation) totaled $59.5 million and $54.6 million, respectively. The increase in SG&A expenses in 2013 was primarily the result of increased staffing and compensation adjustments (including share-based compensation). Partially offsetting this increase was a reimbursement of $1.6 million of legal fees relating to the settlement of litigation in prior periods. Included in SG&A expenses in 2012 was a $1.0 million management fee for transition services related to the Pompano field acquisition.

For the years ended December 31, 2013 and 2012, incentive compensation expense totaled $15.3 million and $8.1 million, respectively. These amounts related to incentive compensation bonuses calculated based on the achievement of certain strategic objectives for each fiscal year.

During the year ended December 31, 2013, we executed a settlement with the LDR in the amount of $13 million relating to claims asserted in litigation, as well as assessments proposed by the LDR for franchise and income taxes alleged to be due by Stone for the tax years 1999 through 2009, including claims for interest thereon.

Interest expense for the year ended December 31, 2013 totaled $32.8 million, net of $46.9 million of capitalized interest, compared to interest expense of $30.4 million, net of $37.7 million of capitalized interest, during the year ended December 31, 2012. The increase in interest expense was primarily the result of interest associated with the 2022 Notes issued in November 2012 and November 2013, and the 2017 Convertible Notes issued in March 2012. Partially offsetting these increases was a decrease in interest expense as a result of the redemption in December 2012 of our 6  3⁄4% Senior Subordinated Notes due 2014.

2012 Compared to 2011. The following table sets forth certain information with respect to our oil and gas operations and summary information with respect to our estimated proved oil and natural gas reserves. See Item 2. Properties – Oil and Natural Gas Reserves.

	Year Ended December 31,
	2012	2011	Variance	% Change
Production:
Oil (MBbls)	7,135	6,427	708	11%
Natural gas (MMcf)	42,569	38,466	4,103	11%
NGLs (MBbls)	1,163	506	657	130%
Oil, natural gas and NGLs (MMcfe)	92,357	80,064	12,293	15%
Revenue data (in thousands): (1)
Oil revenue	$761,304	$663,958	$97,346	15%
Natural gas revenue	134,739	170,611	(35,872)	(21%)
NGL revenue	48,498	29,996	18,502	62%

Total oil, natural gas and NGL revenue	$944,541	$864,565	$79,976	9%
Average prices: (1)
Oil (per Bbl)	$106.70	$103.31	$3.39	3%
Natural gas (per Mcf)	3.17	4.44	(1.27)	(29%)
NGLs (per Bbl)	41.70	59.28	(17.58)	(30%)
Oil, natural gas and NGLs (per Mcfe)	10.23	10.80	(0.57)	(5%)
Expenses (per Mcfe):
Lease operating expenses	$2.33	$2.20	$0.13	6%
Salaries, general and administrative expenses (2)	0.59	0.50	0.09	18%
DD&A expense on oil and gas properties	3.69	3.45	0.24	7%
Estimated Proved Reserves at December 31:
Oil (MBbls)	44,918	45,655	(737)	(2%)
Natural gas (MMcf)	395,374	325,479	69,895	22%
NGLs (MBbls)	18,066	4,405	13,661	310%
Oil, natural gas and NGLs (MMcfe)	773,285	625,839	147,446	24%

(1)	Includes the cash settlement of effective hedging contracts.
(2)	Excludes incentive compensation expense.

Net Income. For the year ended December 31, 2012, we reported net income totaling $149.4 million, or $3.03 per share, compared to net income for the year ended December 31, 2011 of $194.3 million, or $3.97 per share. All per share amounts are on a diluted basis.

The variance in annual results was due to the following components:

Production. During the year ended December 31, 2012, total production volumes increased to 92.4 Bcfe compared to 80.1 Bcfe produced during the comparable 2011 period, representing a 15% increase. Oil production during the year ended December 31, 2012 totaled approximately 7,135,000 Bbls compared to 6,427,000 Bbls produced during the year ended December 31, 2011. Natural gas production totaled 42.6 Bcf during the year ended December 31, 2012 compared to 38.5 Bcf produced during the comparable 2011 period. NGL production during the year ended December 31, 2012 totaled approximately 1,163,000 Bbls compared to 506,000 Bbls produced during the comparable 2011 period. The increase in NGL production resulted from our liquids rich Pompano and Appalachia gas streams coming on line. Production commenced from the deep water Pyrenees well at Garden Banks 293 during the first quarter of 2012. Included in production for the year ended December 31, 2012 is production from the Pompano field, which was acquired in December 2011.

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

Revenue. Oil, natural gas and NGL revenue increased 9% to $944.5 million during the year ended December 31, 2012 from $864.6 million during the year ended December 31, 2011. The increase was primarily due to a 15% increase in production quantities on a gas equivalent basis, which was partially offset by a 5% decrease in average realized prices.

Expenses. Lease operating expenses for the years ended December 31, 2012 and 2011 totaled $215.0 million and $175.9 million, respectively. The increase in lease operating expenses in 2012 was primarily attributable to the impact of expenses at the Pompano field, which was acquired in December 2011, as well as seasonal major maintenance projects.

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

For the years ended December 31, 2012 and 2011, SG&A expenses (exclusive of incentive compensation) totaled $54.6 million and $40.2 million, respectively. The increase in SG&A expenses in 2012 was primarily the result of increased staffing and compensation adjustments (including share-based compensation) and a management fee of $1.0 million for transition services related to the Pompano field acquisition. In 2011, there was a $3.9 million credit to SG&A expenses, including previously unaccrued insurance proceeds.

For the years ended December 31, 2012 and 2011, incentive compensation expense totaled $8.1 million and $11.6 million, respectively. These amounts related to incentive compensation bonuses calculated based on the achievement of certain strategic objectives for each fiscal year.

Interest expense for the year ended December 31, 2012 totaled $30.4 million, net of $37.7 million of capitalized interest, compared to interest expense of $9.3 million, net of $42.0 million of capitalized interest, during the year ended December 31, 2011. The increase in interest expense was primarily the result of interest associated with the 2017 Convertible Notes issued on March 6, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking Statements

Certain of the statements set forth under this item and elsewhere in this Form 10-K are forward-looking and are based upon assumptions and anticipated results that are subject to numerous risks and uncertainties. See Item 1. Business — Forward-Looking Statements and Item 1A. Risk Factors.

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

As of December 31, 2013 and 2012, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in marketable securities. Additionally, fair value concepts were applied in recording the acquisition of various deep water assets in June 2012 and the acquisition of an office building in December 2012.

Business Combinations. Our acquisition in 2012 of various deep water assets was accounted for according to the guidance provided in Accounting Standards Codification 805, Business Combinations, which requires application of the acquisition method. This methodology requires the recordation of net assets acquired and consideration transferred at fair value. Differences between the net fair value of net assets acquired and consideration transferred are recorded as goodwill or a bargain purchase gain.

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

We amortize our investment in oil and gas properties through DD&A expense using the units of production (the “UOP”) method. Under the UOP method, the quarterly provision for DD&A expense is computed by dividing production volumes for the period by the total proved reserves as of the beginning of the period (beginning of the period reserves being determined by adding back production to end of the period reserves), and applying the respective rate to the net cost of proved oil and gas properties, including future development costs.

We capitalize a portion of the interest costs incurred on our debt based upon the balance of our unevaluated property costs and our weighted-average borrowing rate. We also capitalize the portion of SG&A expenses that are attributable to our acquisition, exploration and development activities.

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

Derivative Instruments and Hedging Activities. The nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments that qualify for cash flow hedge accounting treatment with contemporaneous documentation are recorded as either an asset or liability measured at fair value, and subsequent changes in the derivative’s fair value are recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is considered effective. Additionally, monthly settlements of effective hedges are reflected in revenue from oil and gas production and cash flows from operations. Instruments not qualifying for hedge accounting treatment are recorded in our balance sheet at fair value, and changes in fair value are recognized in earnings through derivative expense (income).

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates are:

•	remaining proved oil and natural gas reserve volumes and the timing of their production;

•	estimated costs to develop and produce proved oil and natural gas reserves;

•	accruals of exploration costs, development costs, operating costs and production revenue;

•	timing and future costs to abandon our oil and gas properties;

•	effectiveness and estimated fair value of derivative positions;

•	classification of unevaluated property costs;

•	capitalized general and administrative costs and interest;

•	estimates of fair value in business combinations;

•	current and deferred income taxes; and

•	contingencies.

For a more complete discussion of our accounting policies and procedures see our “Notes to Consolidated Financial Statements” beginning on page F-8.

Recent Accounting Developments

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Our major market risk exposure continues to be the pricing applicable to our oil and natural gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility could adversely affect our revenues, cash flows and profitability. Price volatility is expected to continue. Assuming a 10% decline in realized oil and natural gas prices, including the effects of hedging contracts, we estimate our diluted net income per share for 2013 would have decreased approximately $1.22 per share. In order to manage our exposure to oil and natural gas price declines, we occasionally enter into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future production. Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged without the consent of our board of directors.

We have entered into fixed-price swaps with various counterparties for a portion of our expected 2014, 2015 and 2016 oil and natural gas production from the Gulf Coast Basin. Some of our fixed-price oil swap settlements are based on an average of the NYMEX closing price for West Texas Intermediate crude oil during the entire calendar month, and some are based on the average of the ICE closing price for Brent crude oil during the entire calendar month. Our fixed-price gas swap settlements are based on the NYMEX price for the last day of a respective contract month. Swaps typically provide for monthly payments by us if prices rise above the swap price or monthly payments to us if prices fall below the swap price. Our fixed-price swap contracts are with The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas, The Bank of Nova Scotia, Bank of America, Natixis and Regions Bank.

The following table illustrates our hedging positions for calendar years 2014, 2015 and 2016 as of February 25, 2014:

	Fixed-Price Swaps NYMEX (except where noted)
	Natural Gas			Oil
	Daily Volume (MMBtus/d)		Swap Price ($)	Daily Volume (Bbls/d)		Swap Price ($)
2014	10,000		4.000	1,000		90.06
2014	10,000		4.040	1,000		92.25
2014	10,000		4.105	1,000		93.55
2014	10,000		4.190	1,000		94.00
2014	10,000	(a)	4.250	1,000		98.00
2014	10,000		4.250	1,000		98.30
2014	10,000		4.350	2,000	(b)	98.85
2014				1,000		99.65
2014				1,000	(c)	103.30

2015	10,000		4.005	1,000		89.00
2015	10,000		4.120	1,000		90.00
2015	10,000		4.150
2015	10,000		4.165
2015	10,000		4.220
2015	10,000		4.255

2016	10,000		4.110
2016	10,000		4.120

(a)	February through December
(b)	January through June
(c)	Brent crude oil contract

We believe these positions have hedged approximately 46% of our estimated 2014 production from estimated proved reserves, 30% of our estimated 2015 production from estimated proved reserves and 8% of our estimated 2016 production from estimated proved reserves.

Interest Rate Risk. We had total debt outstanding of $1,075 million at December 31, 2013, all of which bears interest at fixed rates. The $1,075 million of fixed-rate debt is comprised of $300 million face value of the 2017 Convertible Notes and $775 million of the 2022 Notes.

Our bank credit facility is subject to an adjustable interest rate. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources. We had no outstanding borrowings under our bank credit facility as of December 31, 2013. If we borrow funds under our bank credit facility, we may be subject to increased sensitivity to interest rate movements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information concerning this Item begins on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent registered public accounting firm on our accounting or financial reporting that would require our independent registered public accounting firm to qualify or disclaim its report on our financial statements or otherwise require disclosure in this Annual Report on Form 10-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined by the Exchange Act. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework). Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2013. Ernst and Young LLP, an independent public accounting firm, has issued its report on the company’s internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Stone Energy Corporation

We have audited Stone Energy Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Stone Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Stone Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stone Energy Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2013 and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 27, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the names, ages (as of February 25, 2014) and positions held by each of our executive officers, followed by biographies describing the business experience of our executive officers for at least the past five years. Our executive officers serve at the discretion of our board of directors.

Name	Age	Position
David H. Welch	65	President, Chief Executive Officer and Chairman of the Board
Kenneth H. Beer	56	Executive Vice President and Chief Financial Officer
Kevin G. Hurst	54	Vice President – GOM Shelf/Deep Gas
Lisa S. Jaubert	58	Senior Vice President, General Counsel and Secretary
John J. Leonard	54	Vice President – Exploration
E. J. Louviere	65	Senior Vice President – Land
J. Kent Pierret	58	Senior Vice President, Chief Accounting Officer and Treasurer
Keith A. Seilhan	47	Vice President – Deep Water
Richard L. Toothman, Jr.	49	Senior Vice President – Appalachia
Florence M. Ziegler	53	Vice President – Human Resources, Communications and Administration

David H. Welch was appointed President, Chief Executive Officer and a director of the Company effective April 1, 2004 and he has served as Chairman of the Board since May 2012. Prior to joining Stone, Mr. Welch served as Senior Vice President of BP America, Inc. since 2003, and Vice President of BP, Inc. since 1999.

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

Lisa S. Jaubert was named Senior Vice President, General Counsel and Secretary on May 23, 2013. She previously served as Assistant General Counsel since joining Stone in July 2012. Prior to joining Stone, she worked as Counsel with Latham & Watkins, LLP where she was a specialist in M&A, finance and other energy related transactions. Mrs. Jaubert also served over five years as Assistant General Counsel and Assistant Corporate Secretary for Mariner Energy, was a founding shareholder and ultimately Chairman of Schully Roberts Slattery Jaubert & Marino PLC, and also served as an outsourced general counsel for many smaller E&P companies and partner or associate in two other energy law firms.

John J. Leonard was named Vice President – Exploration on January 1, 2014. He previously served as General Manager of Deepwater Development from February 2013 through January 1, 2014, Director of Reservoir Engineering from January 2012 through February 2013, Asset Manager Conventional Shelf from July 2011 through January 2012, Asset Manager GOM Shelf East from January 2010 through July 2011, Eastern GOM Asset Manager from January 2007 through January 2010, Chief Reservoir Engineer from February 2006 through January 2007, and also Reservoir Engineer from August 2005 through February 2006. Prior to joining Stone in August 2005, he was employed by Object Reservoir as a Project Manager and Service Engineer, by Expro Americas as an Engineering Manager, and by Pro Tech as an Engineering Manager.

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

Keith A. Seilhan was named Vice President – Deep Water on February 1, 2013. He previously served as Deep Water Projects Manager since joining Stone in July 2012. Prior to joining Stone, Mr. Seilhan filled various senior leadership roles for Amoco and BP over his 21 year career. In his final year with BP, he filled the role as BP’s Incident Commander on the Deepwater Horizon Incident in 2010 and also worked as an Emergency Response Consultant with The Response Group for 1-1/2 years. He has been an Asset Manager and Operations Manager for Deep Water Assets, Operations Director for Gulf of Mexico and the Organizational Capability Manager. Mr. Seilhan received a “Wells Notice,” dated January 25, 2013, from the Staff of the SEC indicating its intent to recommend to the SEC that it bring a civil injunctive action against Mr. Seilhan alleging that he violated Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. We have been advised that the Department of Justice does not intend to bring a criminal action against Mr. Seilhan. The SEC’s inquiry relates to activities prior to Mr. Seilhan’s employment with the Company and is not directed at, and does not concern, the Company or any other member of management or any member of our board.

Richard L. Toothman, Jr. was named Senior Vice President – Appalachia in February 2013 and Vice President – Appalachia in May 2010. Prior to joining Stone in May 2010, he was employed by CNX Gas Company in Bluefield, Virginia since August 2005 where he held two executive positions, VP Engineering and Technical Services and VP International Business. He also worked for Consol Energy and Conoco in prior years.

Florence M. Ziegler was named Vice President – Human Resources, Communications and Administration in September 2005. She has been employed by Stone since its inception in 1993 and served as the Director of Human Resources from 1997 to 2004.

Additional information required by Item 10, including information regarding our audit committee financial experts, is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 22, 2014. The Company has made available free of charge on its Internet website (www.stoneenergy.com) the Code of Business Conduct and Ethics applicable to all employees of the Company including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 22, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 22, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 22, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 22, 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The following Consolidated Financial Statements, notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm thereon are included beginning on page F-1 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2013 and 2012

Consolidated Statement of Income for the three years in the period ended December 31, 2013

Consolidated Statement of Comprehensive Income for the three years in the period ended December 31, 2013

Consolidated Statement of Cash Flows for the three years in the period ended December 31, 2013

Consolidated Statement of Changes in Stockholders’ Equity for the three years in the period ended December 31, 2013

Notes to the Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules are omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

3. Exhibits:

3.1	Certificate of Incorporation of the Registrant, as amended on June 4, 1993, February 1, 2001 and February 19, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 (File No.001-12074)).

*3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated December 19, 2013.

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2004 (File No. 001-12074)).

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.6	Indenture related to the 1 3⁄4% Senior Convertible Notes due 2017, dated as of March 6, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 1 3⁄4% Senior Convertible Senior Note due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

4.7	Second Supplemental Indenture, dated as of November 6, 2012, to the Indenture, dated as of December 15, 2004, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2012 (File No. 001-12074)).

4.8	Second Supplemental Indenture, dated as of November 8, 2012, to the Indenture, dated as of January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 8, 2012 (File No. 001-12074)).

4.9	Third Supplemental Indenture, dated as of November 26, 2013, to the Indenture, dated as of January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 27, 2013 (File No. 001-12074)).

†10.1	Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.2	Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for Stone’s 2009 Annual Meeting of Stockholders (File No. 001-12074)).

†10.3	First Amendment to Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-12074)).

†10.4	Stone Energy Corporation Revised (2005) Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.5	Stone Energy Corporation Amended and Restated Revised Annual Incentive Compensation Plan, dated November 14, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-12074)).

†10.6	Stone Energy Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.7	Adoption Agreement between Fidelity Management Trust Company and Stone Energy Corporation for the Stone Energy Corporation Deferred Compensation Plan dated December 1, 2004 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.8	Letter Agreement dated May 19, 2005 between Stone Energy Corporation and Kenneth H. Beer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 24, 2005 (File No. 001-12074)).

†10.9	Letter Agreement dated December 2, 2008 between Stone Energy Corporation and David H. Welch (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-12074)).

†10.10	Stone Energy Corporation Executive Change of Control and Severance Plan (as amended and restated effective December 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2009 (File No. 001-12074)).

†10.11	Stone Energy Corporation Employee Change of Control Severance Plan (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

10.12	Form of Indemnification Agreement between Stone Energy Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 27, 2009 (File No. 001-12074)).

10.13	$700,000,000 Third Amended and Restated Credit Agreement among Stone Energy Corporation as Borrower, Bank of America, N.A. as Administrative Agent and Issuing Bank, and the financial institutions named therein, dated April 26, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-12074)).

10.14	Amendment No. 1 and Consent dated as of February 28, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2012 (File No. 001-12074)).

10.15	Amendment No. 2 and Consent dated as of October 22, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 22, 2012 (File No. 001-12074)).

10.16	Amendment No. 3 dated as of April 30, 2013 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2013 (File No. 001-12074)).

10.17	Consent Agreement dated as of November 8, 2013 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2013 (File No. 001-12074)).

*10.18	Waiver Agreement dated as of December 18, 2013 to the Third Amended and Restated Credit Agreement.

10.19	Amended and Restated Security Agreement, dated as of August 28, 2008, among Stone Energy Corporation and the other Debtors parties hereto in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-12074)).

10.20	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.21	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.22	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.23	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.24	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.25	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.26	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.27	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.28	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.29	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Netherland, Sewell & Associates, Inc.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*99.1	Report of Netherland, Sewell & Associates, Inc.

*	Filed or furnished herewith.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ENERGY CORPORATION

Date: February 27, 2014	By:	/s/ David H. Welch
David H. Welch
President,
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David H. Welch David H. Welch	President, Chief Executive Officer and Chairman of the Board (principal executive officer)	February 27, 2014

/s/ Kenneth H. Beer Kenneth H. Beer	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2014

/s/ J. Kent Pierret J. Kent Pierret	Senior Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)	February 27, 2014

/s/ George R. Christmas George R. Christmas	Director	February 27, 2014

/s/ B.J. Duplantis B.J. Duplantis	Director	February 27, 2014

/s/ Peter D. Kinnear Peter D. Kinnear	Director	February 27, 2014

/s/ David T. Lawrence David T. Lawrence	Director	February 27, 2014

/s/ Robert S. Murley Robert S. Murley	Director	February 27, 2014

/s/ Richard A. Pattarozzi Richard A. Pattarozzi	Director	February 27, 2014

/s/ Donald E. Powell Donald E. Powell	Director	February 27, 2014

/s/ Kay G. Priestly Kay G. Priestly	Director	February 27, 2014

/s/ Phyllis M. Taylor Phyllis M. Taylor	Director	February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Stone Energy Corporation

We have audited the accompanying consolidated balance sheets of Stone Energy Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone Energy Corporation as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stone Energy Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 27, 2014

STONE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$331,224	$279,526
Accounts receivable	171,971	167,288
Fair value of hedging contracts	4,549	39,655
Current income tax receivable	7,366	10,027
Deferred taxes	31,710	15,514
Inventory	3,723	4,207
Other current assets	1,874	3,626

Total current assets	552,417	519,843
Oil and gas properties, full cost method of accounting:
Proved	7,804,117	7,244,466
Less: accumulated depreciation, depletion and amortization	(5,908,760)	(5,510,166)

Net proved oil and gas properties	1,895,357	1,734,300
Unevaluated	724,339	447,795
Other property and equipment, net of accumulated depreciation of $21,748 and $26,429, respectively	26,178	22,115
Fair value of hedging contracts	1,378	9,199
Other assets, net of accumulated depreciation and amortization of $5,768 and $6,438, respectively	48,887	43,179

Total assets	$3,248,556	$2,776,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$195,677	$94,361
Undistributed oil and gas proceeds	37,029	23,414
Accrued interest	9,022	18,546
Fair value of hedging contracts	7,753	149
Asset retirement obligations	67,161	66,260
Other current liabilities	54,520	16,765

Total current liabilities	371,162	219,495
Long-term debt	1,027,084	914,126
Deferred taxes	390,693	310,830
Asset retirement obligations	435,352	422,042
Fair value of hedging contracts	470	1,530
Other long-term liabilities	53,509	36,275

Total liabilities	2,278,270	1,904,298

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 48,750,533 and 48,392,552 shares, respectively	488	484
Treasury stock (16,582 shares, at cost)	(860)	(860)
Additional paid-in capital	1,397,885	1,386,475
Accumulated deficit	(425,165)	(542,799)
Accumulated other comprehensive income (loss)	(2,062)	28,833

Total stockholders’ equity	970,286	872,133

Total liabilities and stockholders’ equity	$3,248,556	$2,776,431

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Operating revenue:
Oil production	$715,104	$761,304	$663,958
Gas production	190,580	134,739	170,611
Natural gas liquids production	60,687	48,498	29,996
Other operational income	7,808	3,520	3,938
Derivative income, net	—	3,428	1,418

Total operating revenue	974,179	951,489	869,921

Operating expenses:
Lease operating expenses	201,153	215,003	175,881
Transportation, processing and gathering expenses	42,172	21,782	8,958
Production taxes	15,029	10,015	9,380
Depreciation, depletion and amortization	350,574	344,365	280,020
Accretion expense	33,575	33,331	30,764
Salaries, general and administrative expenses	59,524	54,648	40,169
Franchise tax settlement	12,590	—	—
Incentive compensation expense	15,340	8,113	11,600
Other operational expenses	151	267	2,149
Derivative expense, net	2,090	—	—

Total operating expenses	732,198	687,524	558,921

Income from operations	241,981	263,965	311,000

Other (income) expenses:
Interest expense	32,837	30,375	9,289
Interest income	(1,695)	(600)	(420)
Other income	(2,799)	(1,805)	(1,942)
Loss on early extinguishment of debt	27,279	1,972	607

Total other expenses	55,622	29,942	7,534

Income before income taxes	186,359	234,023	303,466

Provision (benefit) for income taxes:
Current	(10,904)	15,022	(20,386)
Deferred	79,629	69,575	129,520

Total income taxes	68,725	84,597	109,134

Net income	$117,634	$149,426	$194,332

Basic earnings per share	$2.36	$3.03	$3.97
Diluted earnings per share	$2.36	$3.03	$3.97
Average shares outstanding	48,693	48,319	47,988
Average shares outstanding assuming dilution	48,735	48,361	48,030

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$117,634	$149,426	$194,332
Other comprehensive income (loss) net of tax effect:
Derivatives	(30,228)	6,965	36,072
Foreign currency translation	(667)	—	—

Comprehensive income	$86,739	$156,391	$230,404

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$117,634	$149,426	$194,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	350,574	344,365	280,020
Accretion expense	33,575	33,331	30,764
Deferred income tax provision	79,629	69,575	129,520
Settlement of asset retirement obligations	(83,854)	(65,567)	(63,391)
Non-cash stock compensation expense	10,347	8,699	5,905
Excess tax benefits	(156)	(949)	(1,493)
Non-cash derivative expense (income)	2,239	(509)	(2,216)
Loss on early extinguishment of debt	27,279	1,972	607
Non-cash interest expense	16,219	13,085	1,908
Other non-cash income	—	—	(1,602)
Change in current income taxes	2,767	10,618	(19,451)
Increase in accounts receivable	(4,683)	(55,871)	(19,600)
(Increase) decrease in other current assets	1,752	(2,836)	(66)
Decrease in inventory	583	436	1,619
Increase in accounts payable	402	5,101	6,039
Increase (decrease) in other current liabilities	42,451	(10,426)	29,583
Other	(2,553)	9,299	(1,628)

Net cash provided by operating activities	594,205	509,749	570,850

Cash flows from investing activities:
Investment in oil and gas properties	(663,299)	(555,855)	(764,933)
Proceeds from sale of oil and gas properties, net of expenses	48,821	403	87,930
Sale of fixed assets	—	134	—
Investment in fixed and other assets	(6,816)	(13,370)	(2,247)
Change in restricted funds	(1,742)	—	—

Net cash used in investing activities	(623,036)	(568,688)	(679,250)

Cash flows from financing activities:
Proceeds from bank borrowings	—	25,000	75,000
Repayments of bank borrowings	—	(70,000)	(30,000)
Proceeds from issuance of senior convertible notes	—	300,000	—
Deferred financing costs of senior convertible notes	—	(8,855)	—
Proceeds from sold warrants	—	40,170	—
Payments for purchased call options	—	(70,830)	—
Proceeds from issuance of senior notes	489,250	300,000	—
Deferred financing costs	(9,065)	(11,966)	(4,017)
Redemption of senior notes	(396,014)	—	—
Redemption of senior subordinated notes	—	(200,681)	—
Excess tax benefits	156	949	1,493
Net payments for share-based compensation	(3,733)	(3,773)	(2,581)

Net cash provided by financing activities	80,594	300,014	39,895

Effect of exchange rate changes on cash	(65)	—	—

Net change in cash and cash equivalents	51,698	241,075	(68,505)
Cash and cash equivalents, beginning of year	279,526	38,451	106,956

Cash and cash equivalents, end of year	$331,224	$279,526	$38,451

Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	($29,883)	($20,150)	($9,808)
Cash (paid) refunded for income taxes	13,670	(4,405)	935

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2010	$478	($860)	$1,331,500	($886,557)	($14,204)	$430,357
Net income	—	—	—	194,332	—	194,332
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	36,072	36,072
Exercise of stock options and vesting of restricted stock	3	—	(2,584)	—	—	(2,581)
Amortization of stock compensation expense	—	—	8,914	—	—	8,914
Net tax impact from stock option exercises and restricted stock vesting	—	—	735	—	—	735

Balance, December 31, 2011	481	(860)	1,338,565	(692,225)	21,868	667,829
Net income	—	—	—	149,426	—	149,426
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	6,965	6,965
Exercise of stock options and vesting of restricted stock	3	—	(3,776)	—	—	(3,773)
Amortization of stock compensation expense	—	—	12,792	—	—	12,792
Net tax impact from stock option exercises and restricted stock vesting	—	—	814	—	—	814
Convertible notes offering	—	—	38,080	—	—	38,080

Balance, December 31, 2012	484	(860)	1,386,475	(542,799)	28,833	872,133
Net income	—	—	—	117,634	—	117,634
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	(30,228)	(30,228)
Adjustment for foreign currency translation, net of tax	—	—	—	—	(667)	(667)
Exercise of stock options and vesting of restricted stock	4	—	(3,130)	—	—	(3,126)
Amortization of stock compensation expense	—	—	15,424	—	—	15,424
Net tax impact from stock option exercises and restricted stock vesting	—	—	(884)	—	—	(884)

Balance, December 31, 2013	$488	($860)	$1,397,885	($425,165)	($2,062)	$970,286

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and price amounts)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Stone Energy Corporation (“Stone”) is an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties. We have been operating in the Gulf Coast Basin since our incorporation in 1993 and have established a technical and operational expertise in this area. We have expanded our reserve base outside of the conventional shelf of the Gulf of Mexico (the “GOM”) and into the more prolific reserve basins of the GOM deep water and GOM deep gas, as well as onshore oil and gas shale opportunities, including the Marcellus Shale in Appalachia. We were incorporated in 1993 as a Delaware corporation. Our corporate headquarters are located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508. We have additional offices in New Orleans, Louisiana, Houston, Texas and Morgantown, West Virginia.

A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below.

Basis of Presentation:

The financial statements include our accounts and the accounts of our wholly owned subsidiaries, Stone Energy Offshore, L.L.C. (“Stone Offshore”), Stone Energy Holding, L.L.C., Stone Energy Canada, U.L.C. and Caillou Boca Gathering, LLC (“Caillou Boca”). On September 6, 2012, Caillou Boca was merged into Stone Offshore. All intercompany balances have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion and amortization (“DD&A”) expense, unevaluated property costs, estimated future net cash flows from proved reserves, costs to abandon oil and gas properties, taxes, accruals of capitalized costs, operating costs and production revenue, capitalized general and administrative costs and interest, insurance recoveries, effectiveness and estimated fair value of derivative positions, the purchase price allocation on properties acquired, estimates of fair value in business combinations and contingencies.

Fair Value Measurements:

U.S. GAAP establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. As of December 31, 2013 and 2012, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in marketable securities. Additionally, fair value concepts were applied in recording the acquisition of various deep water assets in June 2012 and the acquisition of an office building in December 2012.

Hybrid Debt Instruments:

In 2012, we issued $300,000 in aggregate principal amount of 1 3⁄4% Senior Convertible Notes due 2017 (the “2017 Convertible Notes”). See Note 11 – Long-Term Debt. On that same day we entered into convertible note hedging transactions which are expected to reduce the potential dilution to our common stock upon conversion of the notes. In accordance with Accounting Standards Codification (“ASC”) 480-20 and ASC 470, we accounted for the debt and equity portions of the notes in a manner that will reflect our nonconvertible borrowing rate when interest is recognized in subsequent periods. This results in the separation of the debt component, classification of the remaining component in stockholders’ equity, and accretion of the resulting discount as part of interest expense. Additionally, the hedging transactions meet the criteria for classification as equity transactions and were recorded as such.

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

Business Combinations:

Our acquisition in 2012 of various deep water assets was accounted for according to the guidance provided in ASC 805, Business Combinations, which requires application of the acquisition method. This methodology requires the recordation of net assets acquired and consideration transferred at fair value. Differences between the net fair value of net assets acquired and consideration transferred are recorded as goodwill or a bargain purchase gain.

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

We amortize our investment in oil and gas properties through DD&A expense using the units of production (the “UOP”) method. Under the UOP method, the quarterly provision for DD&A expense is computed by dividing production volumes for the period by the total proved reserves as of the beginning of the period (beginning of the period reserves being determined by adding back production to end of the period reserves), and applying the respective rate to the net cost of proved oil and gas properties, including future development costs.

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

Inventory:

We maintain an inventory of tubular goods. Items remain in inventory until dedicated to specific projects, at which time they are transferred to oil and gas properties. Items are carried at the lower of cost or market based on the specific identification method.

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

Income Taxes:

Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures, including future abandonment costs, related to evaluated projects are capitalized and depreciated, depleted and amortized on the UOP method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion, although for 2011, 2012 and 2013, special provisions allowed for current deductions for the cost of certain equipment. Generally, most other exploratory and development costs are charged to expense as incurred; however, we follow certain provisions of the Internal Revenue Code that allow capitalization of intangible drilling costs where management deems appropriate. Other financial and income tax reporting differences occur as a result of statutory depletion, different reporting methods for sales of oil and gas reserves in place, different reporting methods used in the capitalization of employee, general and administrative and interest expense, and different reporting methods for employee compensation.

Derivative Instruments and Hedging Activities:

The nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments that qualify for cash flow hedge accounting treatment with contemporaneous documentation are recorded as either an asset or liability measured at fair value and subsequent changes in the derivative’s fair value are recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is considered effective. Additionally, monthly settlements of effective hedges are reflected in revenue from oil and gas production and cash flows from operations. Instruments not qualifying for hedge accounting treatment are recorded in our balance sheet at fair value, and changes in fair value are recognized in earnings through derivative expense (income).

Share-Based Compensation:

We record share-based compensation based on the grant date fair value of issued stock options and restricted stock over the vesting period of the instrument. We utilize the Black-Scholes option pricing model to measure the fair value of stock options. The fair value of restricted shares is typically determined based on the average of our high and low stock prices on the grant date.

NOTE 2 — EARNINGS PER SHARE:

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods:

	Year Ended December 31,
	2013	2012	2011
Income (numerator):
Basic:
Net income	$117,634	$149,426	$194,332
Net income attributable to participating securities	(2,817)	(2,984)	(3,670)

Net income attributable to common stock—basic	$114,817	$146,422	$190,662

Diluted:
Net income	$117,634	$149,426	$194,332
Net income attributable to participating securities	(2,815)	(2,982)	(3,667)

Net income attributable to common stock—diluted	$114,819	$146,444	$190,665

Weighted average shares (denominator):
Weighted average shares—basic	48,693	48,319	47,988
Dilutive effect of stock options	42	42	42

Weighted average shares—diluted	48,735	48,361	48,030

Basic earnings per share	$2.36	$3.03	$3.97

Diluted earnings per share	$2.36	$3.03	$3.97

Stock options that were considered antidilutive because the exercise price of the options exceeded the average price of our common stock for the applicable period totaled approximately 242,000, 347,000 and 374,000 shares during the years ended December 31, 2013, 2012 and 2011, respectively.

During the years ended December 31, 2013, 2012 and 2011, approximately 358,000, 316,000 and 312,000 shares of our common stock, respectively, were issued from authorized shares upon the vesting (lapse of forfeiture restrictions) of restricted stock by employees and nonemployee directors.

Because it is management’s stated intention to redeem the principal amount of our 2017 Convertible Notes (see Note 11 – Long-Term Debt) in cash, we have used the treasury method for determining potential dilution in the diluted earnings per share computation. Since the average price of our common stock was less than the effective conversion price for such notes during the years ended December 31, 2013 and 2012, the 2017 Convertible Notes were not dilutive for such periods. Additionally, since the average price of our common stock was less than the strike price of the Sold Warrants (as defined in Note 11 – Long-Term Debt) for the years ended December 31, 2013 and 2012, such warrants were also not dilutive for such periods.

NOTE 3 — ACCOUNTS RECEIVABLE:

In our capacity as operator for our co-venturers, we incur drilling and other costs that we bill to the respective parties based on their working interests. We also receive payments for these billings and, in some cases, for billings in advance of incurring costs. Our accounts receivable are comprised of the following amounts:

	As of December 31,
	2013	2012
Other co-venturers	$13,904	$16,735
Trade	134,622	130,448
Unbilled accounts receivable	22,001	20,053
Other	1,444	52

Total accounts receivable	$171,971	$167,288

NOTE 4 — CONCENTRATIONS:

Sales to Major Customers

Our production is sold on month-to-month contracts at prevailing prices. We obtain credit protections such as parental guarantees from certain of our purchasers. The following table identifies customers from whom we derived 10% or more of our total oil and gas revenue during the years ended:

	December 31,
	2013	2012	2011
Conoco, Inc.	(a )	13%	28%
Phillips 66 Company	35%	18%	(a )
Shell Trading (US) Company	33%	41%	46%

(a)	Less than 10 percent.

The maximum amount of credit risk exposure at December 31, 2013 relating to these customers amounted to $74,273.

We believe that the loss of any of these purchasers would not result in a material adverse effect on our ability to market future oil and gas production.

Production and Reserve Volumes- Unaudited

Approximately 16% of our estimated proved reserves at December 31, 2013 and 49% of our production during 2013 were associated with our Gulf Coast Basin conventional shelf and deep gas properties. Approximately 29% of our estimated proved reserves at December 31, 2013 and 25% of our production during 2013 were associated with our deep water properties. Approximately 55% of our estimated proved reserves at December 31, 2013 and 26% of our production during 2013 were associated with our Appalachian properties.

Cash and Cash Equivalents

A substantial portion of our cash balances are not federally insured.

NOTE 5 — ACQUISITIONS AND DIVESTITURES:

Acquisitions

In December 2012, we closed on the acquisition of an office building. The acquisition was accounted for according to the guidance provided in ASC 805, Business Combinations, which requires application of the acquisition method. This methodology requires the recordation of net assets acquired and consideration transferred at fair value. Differences between the net fair value of net assets acquired and consideration transferred are recorded as goodwill or a bargain purchase gain. The building and land were recorded at fair value of $8,539. Consideration transferred in the transaction was $8,539 in cash, resulting in no goodwill or bargain purchase gain.

On June 18, 2012, we completed the acquisition of a 25% working interest in the five block deep water Pompano field in Mississippi Canyon, an approximate 14% working interest in Mississippi Canyon Block 29 and a 10% working interest in certain aliquots of Mississippi Canyon Block 72. The acquisition was also accounted for according to the guidance provided in ASC 805, Business Combinations. Consideration transferred in the transaction was $26,398 in cash, resulting in no goodwill or bargain purchase gain. The following represents the allocation of the recorded value of net assets acquired in the transaction:

Proved oil and gas properties	$39,221
Unevaluated oil and gas properties	1,637
Asset retirement obligations	(14,460)

Total fair value of net assets	$26,398

Divestitures

In October 2013, we completed the sale of our interest in the Weeks Island field for cash consideration of approximately $42,957 and the assumption of the associated asset retirement obligation of approximately $9,245. The sale was accounted for as an adjustment to the full cost pool with no gain or loss recognized.

NOTE 6 — INVESTMENT IN OIL AND GAS PROPERTIES — UNAUDITED:

The following table discloses certain financial data relative to our oil and gas producing activities located onshore and offshore in the continental United States:

	Year Ended December 31,
	2013	2012	2011
Oil and gas properties – United States, proved and unevaluated:
Balance, beginning of year	$7,692,261	$7,049,777	$6,202,758
Costs incurred during the year (capitalized):
Acquisition costs, net of sales of unevaluated properties	70,903	102,807	270,354
Exploratory costs	297,113	81,458	84,199
Development costs (1)	378,242	395,555	426,355
Salaries, general and administrative costs	32,815	25,318	24,430
Interest	46,860	37,656	42,033
Less: overhead reimbursements	(321)	(310)	(352)

Total costs incurred during the year, net of divestitures	825,612	642,484	847,019

Balance, end of year	$8,517,873	$7,692,261	$7,049,777

Accumulated DD&A:
Balance, beginning of year	($5,510,166)	($5,174,729)	($4,804,949)
Provision for DD&A	(346,827)	(341,096)	(276,480)
Sale of proved properties	(51,767)	5,659	(93,300)

Balance, end of year	($5,908,760)	($5,510,166)	($5,174,729)

Net capitalized costs – United States, proved and unevaluated	$2,609,113	$2,182,095	$1,875,048

DD&A per Mcfe	$3.43	$3.69	$3.45

(1)	Includes capitalized asset retirement costs of $54,737, $95,293 and $96,386, respectively.

Costs incurred during the year (expensed):
Lease operating expenses	$201,153	$215,003	$175,881
Transportation, processing and gathering expenses	42,172	21,782	8,958
Production taxes	15,029	10,015	9,380
Accretion expense	33,575	33,331	30,764

Expensed costs – United States	$291,929	$280,131	$224,983

The following table discloses net costs incurred (evaluated) on our unevaluated properties located in the United States for the years indicated:

	Year Ended December 31,
	2013	2012	2011
Unevaluated oil and gas properties – United States:
Net costs incurred (evaluated) during year:
Acquisition costs	$30,271	$9,739	($2,397)
Exploration costs	188,830	(1,209)	(51,207)
Capitalized interest	46,860	37,656	42,033

	$265,961	$46,186	($11,571)

During 2013, we entered into an agreement to participate in the drilling of exploratory wells in Canada. The following table discloses certain financial data relative to our oil and gas producing activities located in Canada:

Year Ended December 31,
2013
Oil and gas properties – Canada, unevaluated:
Balance, beginning of year	$—
Costs incurred during the year (capitalized):
Acquisition costs	8,764
Exploratory costs	1,819

Total costs incurred during the year	10,583

Balance, end of year, unevaluated	$10,583

The following table discloses financial data associated with unevaluated costs (United States and Canada) at December 31, 2013:

	Balance as of December 31, 2013	Net Costs Incurred During the Year Ended December 31,
		2013	2012	2011	2010 and prior
Acquisition costs	$306,793	$78,555	$29,959	$41,442	$156,837
Exploration costs	305,422	248,846	56,033	499	44
Capitalized interest	112,124	39,846	32,755	20,501	19,022

Total unevaluated costs	$724,339	$367,247	$118,747	$62,442	$175,903

Approximately 140 specifically identified drilling projects are included in unevaluated costs at December 31, 2013 and are expected to be evaluated in the next four years. The excluded costs will be included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. Interest costs capitalized on unevaluated properties during the years ended December 31, 2013, 2012 and 2011 totaled $46,860, $37,656 and $42,033, respectively.

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

We have entered into fixed-price swaps with various counterparties for a portion of our expected 2014, 2015 and 2016 oil and natural gas production from the Gulf Coast Basin. Some of our fixed-price oil swap settlements are based on an average of the New York Mercantile Exchange (“NYMEX”) closing price for West Texas Intermediate crude oil during the entire calendar month, and some are based on the average of the Intercontinental Exchange closing price for Brent crude oil during the entire calendar month. Our fixed-price gas swap settlements are based on the NYMEX price for the last day of a respective contract month. Swaps typically provide for monthly payments by us if prices rise above the swap price or monthly payments to us if prices fall below the swap price. Our fixed-price swap contracts are with The Toronto-Dominion Bank, Barclays Bank PLC, BNP Paribas, The Bank of Nova Scotia, Bank of America, Natixis and Regions Bank.

All of our derivative instruments at December 31, 2013, 2012 and 2011 were designated as effective cash flow hedges. However, during the years ended December 31, 2013, 2012 and 2011, certain of our derivative contracts were determined to be partially ineffective. The following tables disclose the location and fair value amounts of derivative instruments reported in our balance sheet at December 31, 2013 and December 31, 2012.

Fair Value of Derivative Instruments at December 31, 2013
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$4,549	Current liabilities: Fair value of hedging contracts	$7,753
	Long-term assets: Fair value of hedging contracts	1,378	Long-term liabilities: Fair value of hedging contracts	470

		$5,927		$8,223

Fair Value of Derivative Instruments at December 31, 2012
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of hedging contracts	$39,655	Current liabilities: Fair value of hedging contracts	$149
	Long-term assets: Fair value of hedging contracts	9,199	Long-term liabilities: Fair value of hedging contracts	1,530

		$48,854		$1,679

The following table discloses the before tax effect of derivative instruments in the statement of income for the years ended December 31, 2013, 2012 and 2011.

Effect of Derivative Instruments on the Statement of Income for the Years Ended December 31, 2013, 2012 and 2011
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) (a)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Location		Location
	2013		2013		2013
Commodity contracts	($26,945)	Operating revenue—oil/gas production	$20,289	Derivative expense, net	($2,090)

Total	($26,945)		$20,289		($2,090)

	2012		2012		2012
Commodity contracts	$41,209	Operating revenue—oil/gas production	$30,326	Derivative income, net	$3,428

Total	$41,209		$30,326		$3,428

	2011		2011		2011
Commodity contracts	$43,089	Operating revenue—oil/gas production	($13,274)	Derivative income, net	$1,418

Total	$43,089		($13,274)		$1,418

(a)	For the year ended December 31, 2013, effective hedging contracts increased oil revenue by $3,520 and increased gas revenue by $16,769. For the year ended December 31, 2012, effective hedging contracts increased oil revenue by $8,546 and increased gas revenue by $21,780. For the year ended December 31, 2011, effective hedging contracts decreased oil revenue by $32,706 and increased gas revenue by $19,432.

At December 31, 2013, we had an accumulated other comprehensive loss of $1,395, net of tax, which related to the fair value of our swap contracts that were outstanding as of December 31, 2013, the majority of which will be reclassified into earnings in the next 12 months.

Our derivative contracts are subject to netting arrangements. It is our policy not to offset our derivative contracts in presenting the fair value of these contracts as assets and liabilities in our balance sheet. The following presents the potential impact of the rights of offset associated with our recognized assets and liabilities at December 31, 2013:

	As Presented Without Netting	Effects of Netting	With Effects of Netting
Current assets: Fair value of hedging contracts	$4,549	($4,043)	$506
Long-term assets: Fair value of hedging contracts	1,378	(274)	1,104
Current liabilities: Fair value of hedging contracts	(7,753)	4,043	(3,710)
Long-term liabilities: Fair value of hedging contracts	(470)	274	(196)

The following table illustrates our hedging positions for calendar years 2014, 2015 and 2016 as of February 25, 2014:

	Fixed-Price Swaps NYMEX (except where noted)
	Natural Gas			Oil
	Daily Volume (MMBtus/d)		Swap Price ($)	Daily Volume (Bbls/d)		Swap Price ($)
2014	10,000		4.000	1,000		90.06
2014	10,000		4.040	1,000		92.25
2014	10,000		4.105	1,000		93.55
2014	10,000		4.190	1,000		94.00
2014	10,000	(a)	4.250	1,000		98.00
2014	10,000		4.250	1,000		98.30
2014	10,000		4.350	2,000	(b)	98.85
2014				1,000		99.65
2014				1,000	(c)	103.30

2015	10,000		4.005	1,000		89.00
2015	10,000		4.120	1,000		90.00
2015	10,000		4.150
2015	10,000		4.165
2015	10,000		4.220
2015	10,000		4.255

2016	10,000		4.110
2016	10,000		4.120

(a)	February through December
(b)	January through June
(c)	Brent crude oil contract

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

As of December 31, 2013 and December 31, 2012, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in marketable securities. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for our credit risk and the credit risk of our counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy. For a more detailed description of our derivative instruments, see Note 7 – Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in marketable securities, which are included within the Level 1 fair value hierarchy.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

	Fair Value Measurements at December 31, 2013
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$8,248	$8,248	$—	$—
Hedging contracts	5,927	—	5,927	—

Total	$14,175	$8,248	$5,927	$—

	Fair Value Measurements at December 31, 2013
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hedging contracts	$8,223	$—	$8,223	$—

Total	$8,223	$—	$8,223	$—

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012:

	Fair Value Measurements at December 31, 2012
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$13,492	$13,492	$—	$—
Hedging contracts	48,854	—	48,854	—

Total	$62,346	$13,492	$48,854	$—

	Fair Value Measurements at December 31, 2012
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hedging contracts	$1,679	$—	$1,679	$—

Total	$1,679	$—	$1,679	$—

The fair value of cash and cash equivalents and our variable-rate bank debt approximated book value at December 31, 2013 and 2012. As of December 31, 2012, the fair value of the 8 5⁄8% Senior Notes due 2017 (the “2017 Notes”) was approximately $401,250. On December 13, 2013, our 2017 Notes were fully redeemed. As of December 31, 2013 and 2012, the fair value of the liability component of the 2017 Convertible Notes was approximately $260,377 and $249,601, respectively. On November 27, 2013, we completed the public offering of $475,000 aggregate principal amount of additional 7 1⁄2% Senior Notes due 2022 (the “2022 Notes”). See Note 11 – Long-Term Debt. As of December 31, 2013 and 2012, the fair value of the 2022 Notes was approximately $814,719 and $314,250, respectively.

The fair value of the 2017 Notes and the fair value of the 2022 Notes were determined based upon quotes obtained from brokers, which represent Level 1 inputs. We applied fair value concepts in determining the liability component of the 2017 Convertible Notes (see Note 11 – Long-Term Debt) at inception, at December 31, 2013 and at December 31, 2012. The fair value of the liability was estimated using an income approach. The significant inputs in these determinations were market interest rates based on quotes obtained from brokers and represent Level 2 inputs.

NOTE 9 — ASSET RETIREMENT OBLIGATIONS:

The change in our asset retirement obligations during the years ended December 31, 2013, 2012 and 2011 is set forth below:

	Year Ended December 31,
	2013	2012	2011
Asset retirement obligations as of the beginning of the year, including current portion	$488,302	$425,779	$373,920
Liabilities incurred	19,043	3,869	7,993
Liabilities settled	(79,695)	(67,641)	(63,226)
Liabilities assumed	—	15,263	59,441
Divestment of properties	(9,245)	(7,563)	(10,900)
Accretion expense	33,575	33,331	30,764
Revision of estimates	50,533	85,264	27,787

Asset retirement obligations as of the end of the year, including current portion	$502,513	$488,302	$425,779

NOTE 10 — INCOME TAXES:

An analysis of our deferred taxes follows:

	As of December 31,
	2013	2012
Tax effect of temporary differences:
Net operating loss carryforwards	$24,437	$—
Oil and gas properties – full cost	(576,393)	(465,862)
Asset retirement obligations	180,905	175,788
Stock compensation	5,537	5,588
Hedges	826	(16,983)
Accrued incentive compensation	9,189	4,762
Other	(3,484)	1,391

	($358,983)	($295,316)

We estimate that we have approximately ($10,904), $15,022 and ($20,386) of current federal income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011, respectively. We have a $7,366 and $10,027 current income tax receivable at December 31, 2013 and 2012, respectively.

For tax reporting purposes, operating loss carryforwards totaled approximately $67,882 at December 31, 2013. If not utilized, such carryforwards would completely expire by the year 2033. In addition, we had approximately $1,453 in statutory depletion deductions available for tax reporting purposes that may be carried forward indefinitely. Recognition of a deferred tax asset associated with these carryforwards is dependent upon our evaluation that it is more likely than not that the asset will ultimately be realized.

A reconciliation between the statutory federal income tax rate and our effective income tax rate as a percentage of income before income taxes follows:

	Year Ended December 31,
	2013	2012	2011
Income tax expense computed at the statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes	1.0	1.0	1.0
IRC Sec. 162(m) limitation	0.8	0.6	0.3
Other	0.1	(0.5)	(0.3)

Effective income tax rate	36.9%	36.1%	36.0%

Income taxes allocated to accumulated other comprehensive income related to oil and gas hedges amounted to ($17,003), $3,918 and $20,290 for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013 and 2012, we had unrecognized tax benefits of $0 and $385, respectively. A reconciliation of the total amounts of unrecognized tax benefits follows:

Total unrecognized tax benefits as of December 31, 2012	$385
Increases (decreases) in unrecognized tax benefits as a result of:	—
Tax positions taken during a prior period	—
Tax positions taken during the current period	—
Settlements with taxing authorities	(385)
Lapse of applicable statute of limitations	—

Total unrecognized tax benefits as of December 31, 2013	$—

Our unrecognized tax benefits pertained to proposed state income tax audit adjustments which were settled during 2013. See Note 15 – Commitments and Contingencies for additional information. It is our policy to classify interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. The liabilities for unrecognized tax benefits and accrued interest payable are components of other current liabilities on our balance sheet.

The tax years 2010 through 2012 remain subject to examination by major tax jurisdictions.

NOTE 11 — LONG-TERM DEBT:

Long-term debt consisted of the following:

	As of December 31,
	2013	2012
8 5⁄8% Senior Notes due 2017	$—	$375,000
1 3⁄4% Senior Convertible Notes due 2017	252,084	239,126
7 1⁄2% Senior Notes due 2022	775,000	300,000
Bank debt	—	—

Total long-term debt	$1,027,084	$914,126

Bank Debt

On April 26, 2011, we entered into an amended and restated revolving credit facility with commitments totaling $700,000 (subject to borrowing base limitations) through a syndicated bank group, replacing our previous facility. Our bank credit facility matures on April 26, 2015. On December 18, 2013, our borrowing base was reaffirmed at $400,000. As of December 31, 2013 and February 25, 2014, we had no outstanding borrowings under our bank credit facility and letters of credit totaling $21,406 had been issued pursuant to our bank credit facility, leaving $378,594 of availability under our bank credit facility.

The borrowing base under our bank credit facility is redetermined semi-annually, in May and November, by the lenders, taking into consideration the estimated value of our oil and gas properties and those of our direct and indirect material subsidiaries in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. If a reduction in our borrowing base were to fall below any outstanding balances under the bank credit facility plus any outstanding letters of credit, our agreement with the banks allows us one or more of three options to cure the borrowing base deficiency: (1) repay amounts outstanding sufficient to cure the deficiency within 10 days after our written election to do so; (2) add additional oil and gas properties acceptable to the banks to the borrowing base and take such actions necessary to grant the banks a mortgage in the properties within 30 days after our written election to do so or (3) arrange to pay the deficiency in five equal monthly installments.

Our bank credit facility is guaranteed by our only significant subsidiary, Stone Offshore. Our bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and natural gas reserves representing at least 80% of the discounted present value of the future net cash flows from their oil and natural gas reserves reviewed in determining the borrowing base. At Stone’s option, loans under our bank credit facility will bear interest at a rate based on the adjusted London Interbank Offering (“Libor”) Rate plus an applicable margin, or a rate based on the prime rate or federal funds rate plus an applicable margin.

Under the financial covenants of our bank credit facility, we must (1) maintain a ratio of consolidated debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.25 to 1 and (2) maintain a ratio of consolidated EBITDA to consolidated Net Interest Expense, as defined in the credit agreement, for the preceding four quarterly periods of not less than 3.0 to 1. As of December 31, 2013, our debt to EBITDA ratio was 1.73 to 1 and our EBITDA to consolidated Net Interest Expense ratio was approximately 18.40 to 1. In addition, our bank credit facility includes certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of ownership and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases. These covenants also restrict our ability to prepay other indebtedness under certain circumstances. We were in compliance with all covenants as of December 31, 2013.

2017 Convertible Notes

On March 6, 2012, we issued in a private offering $300,000 in aggregate principal amount of the 2017 Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2017 Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate of 23.4449 shares of our common stock per $1 principal amount of 2017 Convertible Notes, which corresponds to an initial conversion price of approximately $42.65 per share of our common stock. On December 31, 2013, our closing share price was $34.59. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture related to the 2017 Convertible Notes.

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

As of December 31, 2013, the carrying amount of the liability component of the 2017 Convertible Notes was $252,084 and $1,750 had been accrued in connection with the March 1, 2014 interest payment. During the year ended December 31, 2013, we recognized $12,959 of interest expense for the amortization of the discount and $1,238 of interest expense for the amortization of deferred financing costs related to the 2017 Convertible Notes. During the year ended December 31, 2012, we recognized $9,956 of interest expense for the amortization of the discount and $951 of interest expense for the amortization of deferred financing costs related to the 2017 Convertible Notes. During the years ended December 31, 2013 and 2012, we recognized $5,250 and $4,302, respectively, of interest expense related to the contractual interest coupon on the 2017 Convertible Notes.

2022 Notes

On November 8, 2012, we completed the public offering of $300,000 aggregate principal amount of our 2022 Notes, which are fully and unconditionally guaranteed on a senior unsecured basis by Stone Offshore and by certain future restricted subsidiaries of Stone. The net proceeds from the offering after deducting underwriting discounts, commissions, fees and expenses totaled $293,203. On November 27, 2013, we completed the public offering of an additional $475,000 aggregate principal amount of our 2022 Notes at a 3% premium. The net proceeds from this offering after deducting underwriting discounts, commissions, fees and expenses totaled $480,195. The 2022 Notes rank equally in right of payment with all of our existing and future senior debt, and rank senior in right of payment to all of our existing and future subordinated debt. The 2022 Notes mature on November 15, 2022, and interest is payable on the 2022 Notes on each May 15 and November 15. We may redeem some or all of the 2022 Notes at any time on or after November 15, 2017 at the redemption prices specified in the indenture, and we may redeem some or all of the 2022 Notes prior to November 15, 2017 at a make-whole redemption price as specified in the indenture. We also may redeem up to 35% of the 2022 Notes prior to November 15, 2015 with cash proceeds from certain equity offerings at a redemption price of 107.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If we sell certain assets and do not reinvest the proceeds or repay senior indebtedness, or we experience certain changes of control, each as described in the indenture, we must offer to repurchase the 2022 Notes. The 2022 Notes provide for certain covenants, which include, without limitation, restrictions on liens, indebtedness, asset sales, dividend payments and other restricted payments. The violation of any of these covenants could give rise to a default, which if not cured could give the holder of the 2022 Notes a right to accelerate payment. At December 31, 2013, $7,266 had been accrued in connection with the May 15, 2014 interest payment.

2017 Notes

On January 26, 2010, we issued $275,000 aggregate principal amount of our 2017 Notes. On November 17, 2010, we completed a public offering of an additional $100,000 aggregate principal amount of our 2017 Notes. In November 2013, we used proceeds from the 2022 Notes offering to purchase a portion of our 2017 Notes pursuant to a tender offer and consent solicitation. In December 2013, the remaining 2017 Notes were redeemed in full. The total cost of the redemption was $406,967, which included $396,014 to redeem the notes plus accrued and unpaid interest of $10,953. The transaction resulted in a charge to earnings of $27,279 in the fourth quarter of 2013, which represented the premium paid for the repurchase and redemption of $21,014 and the write off of the remaining deferred financing costs related to the 2017 Notes of $6,265.

Deferred Financing Cost and Interest Cost

Other assets at December 31, 2013 and 2012 included approximately $11,754 and $27,753, respectively, of deferred financing costs, net of accumulated amortization. These costs related primarily to the issuance of the 2017 Convertible Notes, the 2022 Notes and our bank credit facility. The costs associated with the 2017 Convertible Notes are being amortized over the life of the notes using a method that applies an effective interest rate of 7.51%. The costs associated with the November 2012 issuance and November 2013 issuance of the 2022 Notes are being amortized over the life of the notes using a method that applies effective interest rates of 7.75% and 7.04%, respectively. The costs associated with our bank credit facility are being amortized over the term of our bank credit facility.

Total interest cost incurred, before capitalization, on all obligations for the years ended December 31, 2013, 2012 and 2011 was $79,697, $68,031 and $51,322 respectively.

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2013 were as follows:

	Cash Flow Hedges	Foreign Currency Items	Total
For the Year Ended December 31, 2013
Beginning balance, net of tax	$28,833	$—	$28,833

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	(26,945)	—	(26,945)
Foreign currency translations	—	(667)	(667)
Income tax effect	9,701	—	9,701

Net of tax	(17,244)	(667)	(17,911)

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	20,289	—	20,289
Income tax effect	(7,305)	—	(7,305)

Net of tax	12,984	—	12,984

Other comprehensive income (loss), net of tax	(30,228)	(667)	(30,895)

Ending balance, net of tax	($1,395)	($667)	($2,062)

In 2012 and 2011, the only component of accumulated other comprehensive income (loss) related to our cash flow hedges. Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2012 and 2011 were as follows:

Cash Flow Hedges
For the Year Ended December 31, 2012
Beginning balance, net of tax	$21,868

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	41,209
Income tax effect	(14,836)

Net of tax	26,373

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	30,326
Income tax effect	(10,918)

Net of tax	19,408

Other comprehensive income, net of tax	6,965

Ending balance, net of tax	$28,833

Cash Flow Hedges
For the Year Ended December 31, 2011
Beginning balance, net of tax	($14,204)

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	43,089
Income tax effect	(15,512)

Net of tax	27,577

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	(13,274)
Income tax effect	4,779

Net of tax	(8,495)

Other comprehensive income, net of tax	36,072

Ending balance, net of tax	$21,868

NOTE 13 — SHARE-BASED COMPENSATION:

Under the Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (the “2009 Plan”), we may grant both incentive stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options to all employees and directors. All such options must have an exercise price of not less than the fair market value of our common stock on the date of grant and may not be re-priced without stockholder approval. Stock options to all employees vest ratably over a five-year service-vesting period and expire 10 years subsequent to award. Stock options issued to non-employee directors vest ratably over a three-year service-vesting period and expire 10 years subsequent to award. In addition, the 2009 Plan provides that shares available under the 2009 Plan may be granted as restricted stock. Restricted stock typically vests over a one- to three-year period.

We record share-based compensation expense under U.S. GAAP for equity-based compensation awards based on the fair value on the date of grant. Compensation expense for equity-based compensation awards is recognized in our financial statements over the vesting period of the award.

For the year ended December 31, 2013, we incurred $15,425 of share-based compensation, of which $15,405 related to restricted stock issuances and $20 related to stock option grants, and of which a total of approximately $5,078 was capitalized into oil and gas properties. For the year ended December 31, 2012, we incurred $13,399 of share-based compensation, of which $13,308 related to restricted stock issuances and $91 related to stock option grants, and of which a total of approximately $4,288 was capitalized into oil and gas properties. For the year ended December 31, 2011, we incurred $8,914 of share-based compensation, of which $8,796 related to restricted stock issuances and $118 related to stock option grants, and of which a total of approximately $3,010 was capitalized into oil and gas properties. Because of the non-cash nature of share-based compensation, the expensed portion of share-based compensation is added back to net income in arriving at net cash provided by operating activities in our statement of cash flows. The capitalized portion is not included in net cash used in investing activities.

Stock Options. There were no stock option grants during the years ended December 31, 2013, 2012 or 2011.

A summary of stock option activity under the 2009 Plan during the year ended December 31, 2013 is as follows (amounts in table represent actual values except where indicated otherwise):

	Number of Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Term	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of period	411,794	$39.04
Granted	—	—
Exercised	—	—
Forfeited	(15,250)	42.45
Expired	(65,370)	36.56

Options outstanding, end of period	331,174	39.37	2.2 years	$1,708

Options exercisable, end of period	318,279	40.62	2.1 years	1,373

Options unvested, end of period	12,895	8.64	5.0 years	335

Exercise prices for stock options outstanding at December 31, 2013 range from $6.97 to $53.20.

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

Restricted Stock. The fair value of restricted shares is typically determined based on the average of our high and low stock prices on the grant date. During the year ended December 31, 2013, we issued 848,498 shares of restricted stock valued at $17,487. During the year ended December 31, 2012, we issued 670,818 shares of restricted stock valued at $21,085. During the year ended December 31, 2011, we issued 597,062 shares of restricted stock valued at $14,100.

A summary of the restricted stock activity under the 2009 Plan for the years ended December 31, 2013, 2012 and 2011 is as follows (amounts in table represent actual values):

	2013		2012		2011
	Number of Restricted Shares	Wgtd. Avg. Fair Value Per Share	Number of Restricted Shares	Wgtd. Avg. Fair Value Per Share	Number of Restricted Shares	Wgtd. Avg. Fair Value Per Share
Restricted stock outstanding, beginning of period	1,108,874	$27.56	923,740	$20.08	783,606	$17.24
Issuances	848,498	20.61	670,818	31.43	597,062	23.62
Lapse of restrictions	(534,041)	25.45	(462,141)	18.29	(419,543)	19.91
Forfeitures	(165,278)	26.43	(23,543)	26.10	(37,385)	18.92

Restricted stock outstanding, end of period	1,258,053	$23.92	1,108,874	$27.56	923,740	$20.08

As of December 31, 2013, there was $17,004 of unrecognized compensation cost related to all non-vested share-based compensation arrangements under the 2009 Plan. That cost is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 1.7 years.

Under U.S. GAAP, if tax deductions exceed book compensation expense, then excess tax benefits are credited to additional paid-in capital to the extent realized. If book compensation expense exceeds tax deductions, the tax deficit results in either a reduction in additional paid-in capital or an increase in income tax expense depending on the pool of available excess tax benefits to offset such deficit. Adjustments to additional paid-in capital related to the net tax effect of stock option exercises and restricted stock vesting were ($884), $814 and $735 in 2013, 2012 and 2011, respectively.

NOTE 14 — SHARE REPURCHASE PROGRAM:

On September 24, 2007, our board of directors authorized a share repurchase program for an aggregate amount of up to $100,000. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions and may be suspended or discontinued at any time. Through December 31, 2013, 300,000 shares had been repurchased under this program at a total cost of $7,071, or an average price of $23.57 per share. No shares were repurchased during the years ended December 31, 2013, 2012 and 2011.

NOTE 15 — COMMITMENTS AND CONTINGENCIES:

Leases

We lease office facilities in Lafayette and New Orleans, Louisiana, Houston, Texas and Morgantown, West Virginia under the terms of long-term, non-cancelable leases expiring on various dates through 2018. We also lease certain equipment on our oil and gas properties typically on a month-to-month basis. The minimum net annual commitments under all leases, subleases and contracts with non-cancelable terms in excess of 12 months at December 31, 2013 were as follows:

2014	$736
2015	637
2016	358
2017	301
2018	147

Payments related to our lease obligations for the years ended December 31, 2013, 2012 and 2011 were approximately $597, $894 and $446, respectively.

Other Commitments

We are contingently liable to surety insurance companies in the amount of $81,878 relative to bonds issued on our behalf to the Bureau of Ocean Energy Management (the “BOEM”), federal and state agencies and certain third parties from which we purchased oil and gas working interests. The bonds represent guarantees by the surety insurance companies that we will operate in accordance with applicable rules and regulations and perform certain plugging and abandonment obligations as specified by applicable working interest purchase and sale agreements.

In connection with our exploration and development efforts, we are contractually committed to the use of drilling rigs and the acquisition of seismic data in the aggregate amount of $216,726 to be incurred over the next four years. We have placed $22,350 on deposit to guarantee these obligations.

The Oil Pollution Act (the “OPA”) imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under the OPA and a final rule adopted by the BOEM in August 1998, responsible parties of covered offshore facilities that have a worst case oil spill of more than 1,000 barrels must demonstrate financial responsibility in amounts ranging from at least $10,000 in specified state waters to at least $35,000 in Outer Continental Shelf (the “OCS”) waters, with higher amounts of up to $150,000 in certain limited circumstances where the BOEM believes such a level is justified by the risks posed by the operations, or if the worst case oil-spill discharge volume possible at the facility may exceed the applicable threshold volumes specified under the BOEM’s final rule. We do not anticipate that we will experience any difficulty in continuing to satisfy the BOEM’s requirements for demonstrating financial responsibility under the OPA and the BOEM’s regulations.

Litigation

We are named as a defendant in certain lawsuits and are a party to certain regulatory proceedings arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.

Since 2003, we have been involved in disputes with the Louisiana Department of Revenue (the “LDR”), which resulted in several petitions being filed by the LDR in Louisiana state court, claiming additional franchise taxes due. In addition, we received preliminary assessments from the LDR of additional franchise and income taxes resulting from audits of Stone and its subsidiaries. These petitions and assessments primarily related to the LDR’s assertion that sales of crude oil and natural gas from properties located on the OCS that are transported through the state should be sourced to the state for purposes of computing the Louisiana franchise tax and income tax apportionment ratios. By agreement dated November 22, 2013, Stone executed a settlement with the state in the amount of $13,000, resolving all claims asserted in litigation, as well as assessments proposed by the LDR for franchise and income taxes alleged to be due by Stone for the tax years 1999 through 2009, including claims for interest thereon. The agreement was reached under an amnesty program pursuant to Act 421 of the 2013 Regular Session of the Louisiana Legislature. The settlement amount, less income tax and interest amounts previously accrued, has been recorded as an expense in the accompanying consolidated statement of income. The tax years 2011 through 2013 remain subject to examination but the exposure to additional assessments is immaterial.

NOTE 16 — EMPLOYEE BENEFIT PLANS:

We have entered into deferred compensation and disability agreements with certain of our officers and former officers. The benefits under the deferred compensation agreements vest after certain periods of employment, and at December 31, 2013, the liability for such vested benefits was approximately $1,062 and is recorded in current and other long-term liabilities.

The following is a brief description of each incentive compensation plan applicable to our employees:

Annual Cash Incentive Compensation Plan

The Amended and Restated Revised Annual Incentive Compensation Plan, which was adopted in November 2007, provides for annual cash incentive bonuses that are tied to the achievement of certain strategic objectives as defined by our board of directors on an annual basis. Stone incurred expenses of $15,340, $8,113, and $11,600, net of amounts capitalized, for each of the years ended December 31, 2013, 2012 and 2011, respectively, related to incentive compensation bonuses to be paid under the revised plan.

Stock Incentive Plans

At the 2011 Annual Meeting of Stockholders, the stockholders approved the First Amendment (the “First Amendment”) to the 2009 Plan. The First Amendment increases the number of shares of our common stock that Stone may issue under the 2009 Plan, and the number of shares of our common stock that may be issued under the 2009 Plan through incentive stock options by 2,800,000 shares, effective May 20, 2011. The 2009 Plan is an amendment and restatement of the company’s 2004 Amended and Restated Stock Incentive Plan (the “2004 Plan”), and it supersedes and replaces in its entirety the 2004 Plan. The 2009 Plan provides for the granting of incentive stock options and restricted stock awards or any combination as is best suited to the circumstances of the particular employee or nonemployee director. The 2009 Plan eliminates the automatic grant of stock options or restricted stock awards to nonemployee directors that was provided for in the 2004 Plan so that awards under the 2009 Plan are entirely at the discretion of our board of directors. Under the 2009 Plan, we may grant both incentive stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options to all employees and directors. All such options must have an exercise price of not less than the fair market value of our common stock on the date of grant and may not be re-priced without stockholder approval. Stock options to all employees vest ratably over a five-year service-vesting period and expire 10 years subsequent to award. Stock options issued to non-employee directors vest ratably over a three-year service-vesting period and expire 10 years subsequent to award. In addition, the 2009 Plan provides that shares available under the 2009 Plan may be granted as restricted stock. Restricted stock grants typically vest in one to three years at the discretion of the Compensation Committee of our board of directors. At December 31, 2013, we had approximately 2,081,866 additional shares available for issuance pursuant to the Plan.

401(k) and Deferred Compensation Plans

The Stone Energy 401(k) Profit Sharing Plan provides eligible employees with the option to defer receipt of a portion of their compensation and we may, at our discretion, match a portion or all of the employee’s deferral. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the directions of each employee. An employee is 20% vested in matching contributions (if any) for each year of service and is fully vested upon five years of service. For the years ended December 31, 2013, 2012 and 2011, Stone contributed $1,793, $1,759 and $1,435, respectively, to the plan.

The Stone Energy Corporation Deferred Compensation Plan provides eligible executives and employees with the option to defer up to 100% of their compensation for a calendar year and we may, at our discretion, match a portion or all of the participant’s deferral based upon a percentage determined by our board of directors. To date there have been no matching contributions made by Stone. The amounts held under the plan are invested in various investment funds maintained by a third party in accordance with the direction of each participant. At December 31, 2013 and 2012, plan assets of $8,248 and $7,498, respectively, were included in other assets. An equal amount of plan liabilities were included in other long-term liabilities.

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

On December 7, 2007, our board of directors approved and adopted the Stone Energy Corporation Employee Change of Control Severance Plan (“Employee Severance Plan”), as amended and restated to comply with the final regulations under Section 409A of the Internal Revenue Code and to provide that said plan will remain in force and effect unless and until terminated by our board of directors. The Employee Severance Plan amended and restated the company’s previous Employee Change of Control Severance Plan dated November 16, 2006. The Employee Severance Plan covers all full-time employees other than officers. Severance is triggered by an involuntary termination of employment on and during the six-month period following a change of control, including a resignation by the employee relating to a change in duties. Employees who are terminated within the scope of the Employee Severance Plan will be entitled to certain payments and benefits including the following: a lump sum equal to (1) weekly pay times full years of service, plus (2) one week’s pay for each full $10,000 of annual pay, but the sum of (1) and (2) cannot be less than 12 weeks of pay or greater than 52 weeks of pay; continued health plan coverage for six months; and a pro-rated portion of the employee’s targeted bonus for the year. Benefits paid upon a change of control, without regard to whether there is a termination of employment, include the following: lapse of restrictions on restricted stock, accelerated vesting and cash-out of all in-the-money stock options, a 401(k) plan employer matching contribution at the rate of 50%, and a lump sum cash payment equal to the product of (i) the number of “restricted shares” of company stock that the employee would have received under the company’s stock plan but did not receive for the time-vested portion of his long-term stock incentive award, if any, for the calendar year in which the change of control occurs times (ii) the price per share of the company’s common stock utilized in effecting the change of control, provided that such amount shall be pro-rated by multiplying such amount by the number of full months that have elapsed from January 1 of that calendar year to the effective date of the change of control and then dividing the result by 12.

NOTE 17 — OIL AND GAS RESERVE INFORMATION – UNAUDITED:

Our estimated net proved oil and natural gas reserves at December 31, 2013 have been prepared in accordance with guidelines established by the Securities and Exchange Commission (“SEC”). Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates. There are numerous uncertainties inherent in estimating quantities of proved reserves and in providing the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. In addition, the present values should not be construed as the market value of the oil and gas properties or the cost that would be incurred to obtain equivalent reserves.

The following table sets forth an analysis of the estimated quantities of net proved and proved developed oil (including condensate), natural gas and natural gas liquids (“NGL”) reserves, all of which are located onshore and offshore the continental United States. Estimated proved oil, natural gas and NGL reserves at December 31, 2013, 2012 and 2011 are prepared in accordance with the SEC’s rule, “Modernization of Oil and Gas Reporting,” using a historical 12-month average pricing assumption. In the first quarter of 2012, we began reporting NGL volumes and revenues separately from gas volumes. Historically, we reported “wet” gas volumes, which included entrained liquids. We now report NGLs and “dry” gas (shrunk for removal of liquids) volumes. Reserve volumes for the year ended December 31, 2011 have been reclassified to conform to the current presentation. Reserve volumes for the year ended December 31, 2010 have not been reclassified to conform to the current presentation given the immateriality of NGL volumes in such period.

	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Oil, Natural Gas and NGLs (MMcfe)
Estimated proved reserves as of December 31, 2010	33,203	—	274,705	473,923
Revisions of previous estimates	2,889	4,911	(26,725)	20,075
Extensions, discoveries and other additions	3,544	—	93,520	114,784
Purchase of producing properties	14,396	—	24,595	110,971
Sale of reserves	(1,950)	—	(2,150)	(13,850)
Production	(6,427)	(506)	(38,466)	(80,064)

Estimated proved reserves as of December 31, 2011	45,655	4,405	325,479	625,839
Revisions of previous estimates	(1,559)	9,349	(26,694)	20,050
Extensions, discoveries and other additions	3,681	4,856	131,408	182,633
Purchase of producing properties	4,336	619	8,168	37,895
Sale of reserves	(60)	—	(418)	(775)
Production	(7,135)	(1,163)	(42,569)	(92,357)

Estimated proved reserves as of December 31, 2012	44,918	18,066	395,374	773,285
Revisions of previous estimates	3,606	2,439	36,006	72,275
Extensions, discoveries and other additions	2,367	4,395	79,729	120,299
Sale of reserves	(170)	—	(214)	(1,235)
Production	(6,894)	(1,603)	(50,129)	(101,111)

Estimated proved reserves as of December 31, 2013	43,827	23,297	460,766	863,513

Estimated proved developed reserves:
as of December 31, 2011	30,914	3,195	171,871	376,528

as of December 31, 2012	29,005	8,593	210,956	436,540

as of December 31, 2013	27,920	11,569	246,946	483,885

The following narrative provides the reasons for the significant changes in the quantities of our estimated proved reserves by year.

Year Ended December 31, 2013. Extensions, discoveries and other additions were primarily the result of our Appalachia drilling program (117 Bcfe). Revisions of previous estimates were primarily the result of positive reserve report pricing changes extending the economic limits of reservoirs (17.8 Bcfe) and well performance (54.5 Bcfe).

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

The following tables present the standardized measure of discounted future net cash flows related to estimated proved oil, natural gas and NGL reserves together with changes therein, including a reduction for estimated plugging and abandonment costs that are also reflected as a liability on the balance sheet at December 31, 2013. You should not assume that the future net cash flows or the discounted future net cash flows, referred to in the tables below, represent the fair value of our estimated oil, natural gas and NGL reserves. Prices are based on either the historical 12-month average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements. The 2013 average historical 12-month oil and gas prices, net of applicable differentials, were $102.21 per Bbl of oil, $37.59 per Bbl of NGLs and $3.66 per Mcf of gas. The 2012 average 12-month oil and gas prices, net of applicable differentials, were $101.20 per Bbl of oil, $38.23 per Bbl of NGLs and $2.68 per Mcf of gas. The 2011 average 12-month oil and gas prices, net of applicable differentials, were $100.97 per Bbl of oil, $58.26 per Bbl of NGLs and $4.74 per Mcf of gas. Future production and development costs are based on current costs with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.

	Standardized Measure Year Ended December 31,
	2013	2012	2011
Future cash inflows	$7,040,928	$6,295,455	$6,171,279
Future production costs	(2,062,657)	(1,946,426)	(1,747,806)
Future development costs	(1,431,101)	(1,241,531)	(1,219,214)
Future income taxes	(884,637)	(799,007)	(852,364)

Future net cash flows	2,662,533	2,308,491	2,351,895
10% annual discount	(977,531)	(794,632)	(808,933)

Standardized measure of discounted future net cash flows	$1,685,002	$1,513,859	$1,542,962

	Changes in Standardized Measure Year Ended December 31,
	2013	2012	2011
Standardized measure at beginning of year	$1,513,859	$1,542,962	$957,629
Sales and transfers of oil, gas and NGLs produced, net of production costs	(708,017)	(697,741)	(670,347)
Changes in price, net of future production costs	229,425	(380,841)	502,324
Extensions and discoveries, net of future production and development costs	155,592	178,272	293,168
Changes in estimated future development costs, net of development costs incurred during the period	28,684	212,329	97,852
Revisions of quantity estimates	281,558	76,450	(27,854)
Accretion of discount	202,087	207,292	118,722
Net change in income taxes	(28,084)	22,947	(300,363)
Purchases of reserves in-place	—	276,389	567,286
Sales of reserves in-place	15,531	2,480	(36,278)
Changes in production rates due to timing and other	(5,633)	73,320	40,823

Net increase (decrease) in standardized measure	171,143	(29,103)	585,333

Standardized measure at end of year	$1,685,002	$1,513,859	$1,542,962

NOTE 18 — SUMMARIZED QUARTERLY FINANCIAL INFORMATION – UNAUDITED:

The results of operations by quarter are as follows:

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenue	$233,732	$245,877	$256,685	$239,253
Income from operations	72,828	69,525	62,422	37,206	(a)
Net income	40,758	39,022	36,102	1,752	(a) (b)
Basic earnings per share	$0.82	$0.78	$0.72	$0.04
Diluted earnings per share	$0.82	$0.78	$0.72	$0.04

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenue	$244,957	$226,561	$227,397	$254,871
Income from operations	84,927	56,156	44,485	78,397
Net income	50,974	30,547	23,659	44,246
Basic earnings per share	$1.04	$0.62	$0.48	$0.89
Diluted earnings per share	$1.04	$0.62	$0.48	$0.89

(a)	Includes franchise tax settlement of $12,590 before income tax effect ($8,058 net of income tax effect).
(b)	Includes loss on early extinguishment of debt of $27,279 before income tax effect ($17,459 net of income tax effect).

NOTE 19 — SUBSEQUENT EVENTS:

On January 16, 2014, we completed the sale of our interests in the Cut Off and Clovelly fields for cash consideration of approximately $41,575. On January 31, 2014, we completed the sale of our interest in the Hatch Point field for cash consideration of approximately $9,720. These sales will be accounted for as an adjustment to capitalized costs with no gain or loss recognized.

NOTE 20 – GUARANTOR FINANCIAL STATEMENTS:

Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of the 2017 Convertible Notes and 2022 Notes. Our other subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents consolidating financial information as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 on an issuer (parent company), Guarantor Subsidiary, Non-Guarantor Subsidiaries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$246,294	$84,290	$640	$—	$331,224
Accounts receivable	74,887	97,128	—	(44)	171,971
Fair value of hedging contracts	—	4,549	—	—	4,549
Current income tax receivable	7,366	—	—	—	7,366
Deferred taxes *	8,659	23,051	—	—	31,710
Inventory	3,440	283	—	—	3,723
Other current assets	1,874	—	—	—	1,874

Total current assets	342,520	209,301	640	(44)	552,417
Oil and gas properties, full cost method:
Proved	1,309,527	6,494,590	—	—	7,804,117
Less: accumulated DD&A	(459,932)	(5,448,828)	—	—	(5,908,760)

Net proved oil and gas properties	849,595	1,045,762	—	—	1,895,357
Unevaluated	325,113	388,643	10,583	—	724,339
Other property and equipment, net	26,178	—	—	—	26,178
Fair value of hedging contracts	—	1,378	—	—	1,378
Other assets, net	45,410	1,349	2,128	—	48,887
Investment in subsidiary	747,472	—	12,711	(760,183)	—

Total assets	$2,336,288	$1,646,433	$26,062	($760,227)	$3,248,556

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$173,147	$22,530	$44	($44)	$195,677
Undistributed oil and gas proceeds	34,386	2,643	—	—	37,029
Accrued interest	9,022	—	—	—	9,022
Fair value of hedging contracts	—	7,753	—	—	7,753
Asset retirement obligations	—	67,161	—	—	67,161
Other current liabilities	53,682	838	—	—	54,520

Total current liabilities	270,237	100,925	44	(44)	371,162
Long-term debt	1,027,084	—	—	—	1,027,084
Deferred taxes *	10,227	380,466	—	—	390,693
Asset retirement obligations	4,945	430,407	—	—	435,352
Fair value of hedging contracts	—	470	—	—	470
Other long-term liabilities	53,509	—	—	—	53,509

Total liabilities	1,366,002	912,268	44	(44)	2,278,270

Commitments and contingencies Stockholders’ equity:
Common stock	488	—	—	—	488
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,397,885	1,309,563	27,403	(1,336,966)	1,397,885
Accumulated deficit	(425,165)	(574,003)	(52)	574,055	(425,165)
Accumulated other comprehensive loss	(2,062)	(1,395)	(1,333)	2,728	(2,062)

Total stockholders’ equity	970,286	734,165	26,018	(760,183)	970,286

Total liabilities and stockholders’ equity	$2,336,288	$1,646,433	$26,062	($760,227)	$3,248,556

*	Deferred income taxes have been allocated to Guarantor Subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$228,398	$51,128	$—	$—	$279,526
Accounts receivable	59,213	108,075	—	—	167,288
Fair value of hedging contracts	—	39,655	—	—	39,655
Current income tax receivable	10,027	—	—	—	10,027
Deferred taxes *	5,947	9,567	—	—	15,514
Inventory	3,924	283	—	—	4,207
Other current assets	3,626	—	—	—	3,626

Total current assets	311,135	208,708	—	—	519,843
Oil and gas properties, full cost method:
Proved	1,004,808	6,239,658	—	—	7,244,466
Less: accumulated DD&A	(370,111)	(5,140,055)	—	—	(5,510,166)

Net proved oil and gas properties	634,697	1,099,603	—	—	1,734,300
Unevaluated	254,757	193,038	—	—	447,795
Other property and equipment, net	22,115	—	—	—	22,115
Fair value of hedging contracts	—	9,199	—	—	9,199
Other assets, net	41,679	1,500	—	—	43,179
Investment in subsidiary	736,331	—	—	(736,331)	—

Total assets	$2,000,714	$1,512,048	$—	($736,331)	$2,776,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$74,503	$19,858	$—	$—	$94,361
Undistributed oil and gas proceeds	21,841	1,573	—	—	23,414
Accrued interest	18,546	—	—	—	18,546
Fair value of hedging contracts	—	149	—	—	149
Asset retirement obligations	—	66,260	—	—	66,260
Other current liabilities	16,765	—	—	—	16,765

Total current liabilities	131,655	87,840	—	—	219,495
Long-term debt	914,126	—	—	—	914,126
Deferred taxes *	47,758	263,072	—	—	310,830
Asset retirement obligations	5,479	416,563	—	—	422,042
Fair value of hedging contracts	—	1,530	—	—	1,530
Other long-term liabilities	29,563	6,712	—	—	36,275

Total liabilities	1,128,581	775,717	—	—	1,904,298

Commitments and contingencies Stockholders’ equity:
Common stock	484	—	—	—	484
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,386,475	1,496,510	—	(1,496,510)	1,386,475
Accumulated deficit	(542,799)	(789,012)	—	789,012	(542,799)
Accumulated other comprehensive income	28,833	28,833	—	(28,833)	28,833

Total stockholders’ equity	872,133	736,331	—	(736,331)	872,133

Total liabilities and stockholders’ equity	$2,000,714	$1,512,048	$—	($736,331)	$2,776,431

*	Deferred income taxes have been allocated to Guarantor Subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$30,475	$684,629	$—	$—	$715,104
Gas production	68,895	121,685	—	—	190,580
Natural gas liquids production	32,293	28,394	—	—	60,687
Other operational income	7,163	645	—	—	7,808

Total operating revenue	138,826	835,353	—	—	974,179

Operating expenses:
Lease operating expenses	14,680	186,473	—	—	201,153
Transportation, processing, and gathering expenses	28,322	13,850	—	—	42,172
Production taxes	6,229	8,800	—	—	15,029
Depreciation, depletion, amortization	93,579	256,995	—	—	350,574
Accretion expense	372	33,203	—	—	33,575
Salaries, general and administrative	59,473	5	46	—	59,524
Franchise tax settlement	12,590	—	—	—	12,590
Incentive compensation expense	15,340	—	—	—	15,340
Other operational expenses	38	113	—	—	151
Derivative expense, net	—	2,090	—	—	2,090

Total operating expenses	230,623	501,529	46	—	732,198

Income (loss) from operations	(91,797)	333,824	(46)	—	241,981

Other (income) expenses:
Interest expense	32,816	21	—	—	32,837
Interest income	(1,480)	(195)	(20)	—	(1,695)
Other income	(875)	(1,924)	—	—	(2,799)
Loss on early extinguishment of debt	27,279	—	—	—	27,279
(Income) loss from investment in subsidiaries	(214,983)	—	26	214,957	—

Total other (income) expenses	(157,243)	(2,098)	6	214,957	55,622

Income (loss) before taxes	65,446	335,922	(52)	(214,957)	186,359

Provision (benefit) for income taxes:
Current	(10,904)	—	—	—	(10,904)
Deferred	(41,284)	120,913	—	—	79,629

Total income taxes	(52,188)	120,913	—	—	68,725

Net income (loss)	$117,634	$215,009	($52)	($214,957)	$117,634

Comprehensive income (loss)	$86,739	$215,009	($52)	($214,957)	$86,739

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$26,149	$735,155	$—	$—	$761,304
Gas production	34,331	100,408	—	—	134,739
Natural gas liquids production	15,264	33,234	—	—	48,498
Other operational income	2,766	397	357	—	3,520
Derivative income, net	—	3,428	—	—	3,428

Total operating revenue	78,510	872,622	357	—	951,489

Operating expenses:
Lease operating expenses	19,914	195,105	(16)	—	215,003
Transportation, processing and gathering expenses	12,049	9,733	—	—	21,782
Production taxes	3,330	6,685	—	—	10,015
Depreciation, depletion, amortization	63,022	281,152	191	—	344,365
Accretion expense	561	32,513	257	—	33,331
Salaries, general and administrative	54,641	7	—	—	54,648
Incentive compensation expense	8,113	—	—	—	8,113
Other operational expenses	173	94	—	—	267

Total operating expenses	161,803	525,289	432	—	687,524

Income (loss) from operations	(83,293)	347,333	(75)	—	263,965

Other (income) expenses:
Interest expense	30,446	(71)	—	—	30,375
Interest income	(285)	(315)	—	—	(600)
Other income	(144)	(1,661)	—	—	(1,805)
Loss on early extinguishment of debt	1,972	—	—	—	1,972
(Income) loss from investment in subsidiaries	(223,555)	75	—	223,480	—

Total other (income) expenses	(191,566)	(1,972)	—	223,480	29,942

Income (loss) before taxes	108,273	349,305	(75)	(223,480)	234,023

Provision (benefit) for income taxes:
Current	15,022	—	—	—	15,022
Deferred	(56,175)	125,750	—	—	69,575

Total income taxes	(41,153)	125,750	—	—	84,597

Net income (loss)	$149,426	$223,555	($75)	($223,480)	$149,426

Comprehensive income (loss)	$156,391	$223,555	($75)	($223,480)	$156,391

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$5,675	$658,283	$—	$—	$663,958
Gas production	19,470	151,141	—	—	170,611
Natural gas liquids production	—	29,996	—	—	29,996
Other operational income	3,085	249	604	—	3,938
Derivative income, net	—	1,418	—	—	1,418

Total operating revenue	28,230	841,087	604	—	869,921

Operating expenses:
Lease operating expenses	6,632	169,018	231	—	175,881
Transportation, processing and gathering expenses	—	8,958	—	—	8,958
Production taxes	1,434	7,946	—	—	9,380
Depreciation, depletion, amortization	17,860	261,326	834	—	280,020
Accretion expense	15	30,385	364	—	30,764
Salaries, general and administrative	40,073	94	2	—	40,169
Incentive compensation expense	11,600	—	—	—	11,600
Other operational expenses	1,404	745	—	—	2,149

Total operating expenses	79,018	478,472	1,431	—	558,921

Income (loss) from operations	(50,788)	362,615	(827)	—	311,000

Other (income) expenses:
Interest expense	9,043	246	—	—	9,289
Interest income	(178)	(242)	—	—	(420)
Other income	(52)	(1,890)	—	—	(1,942)
Loss on early extinguishment of debt	607	—	—	—	607
(Income) loss from investment in subsidiary	(232,751)	827	—	231,924	—

Total other (income) expenses	(223,331)	(1,059)	—	231,924	7,534

Income (loss) before taxes	172,543	363,674	(827)	(231,924)	303,466

Provision (benefit) for income taxes:
Current	(20,386)	—	—	—	(20,386)
Deferred	(1,403)	130,923	—	—	129,520

Total income taxes	(21,789)	130,923	—	—	109,134

Net income (loss)	$194,332	$232,751	($827)	($231,924)	$194,332

Comprehensive income (loss)	$230,404	$232,751	($827)	($231,924)	$230,404

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$117,634	$215,009	($52)	($214,957)	$117,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	93,579	256,995	—	—	350,574
Accretion expense	372	33,203	—	—	33,575
Deferred income tax provision (benefit)	(41,284)	120,913	—	—	79,629
Settlement of asset retirement obligations	—	(83,854)	—	—	(83,854)
Non-cash stock compensation expense	10,347	—	—	—	10,347
Excess tax benefits	(156)	—	—	—	(156)
Non-cash derivative expense	—	2,239	—	—	2,239
Loss on early extinguishment of debt	27,279	—	—	—	27,279
Non-cash interest expense	16,219	—	—	—	16,219
Non-cash (income) loss from investment in subsidiaries	(214,983)	—	26	214,957	—
Change in current income taxes	2,767	—	—	—	2,767
Change in intercompany receivables/payables	186,903	(186,947)	44	—	—
(Increase) decrease in accounts receivable	(15,630)	10,947	—	—	(4,683)
Decrease in other current assets	1,752	—	—	—	1,752
Decrease in inventory	583	—	—	—	583
Increase (decrease) in accounts payable	(1,052)	1,454	—	—	402
Increase in other current liabilities	40,543	1,908	—	—	42,451
Other	419	(2,972)	—	—	(2,553)

Net cash provided by operating activities	225,292	368,895	18	—	594,205

Cash flows from investing activities:
Investment in oil and gas properties	(273,474)	(378,254)	(11,571)	—	(663,299)
Proceeds from sale of oil and gas properties, net of expenses	6,300	42,521	—	—	48,821
Investment in fixed and other assets	(6,816)	—	—	—	(6,816)
Change in restricted funds	—	—	(1,742)	—	(1,742)
Investment in subsidiaries	(14,000)	—	(13,404)	27,404	—

Net cash used in investing activities	(287,990)	(335,733)	(26,717)	27,404	(623,036)

Cash flows from financing activities:
Proceeds from issuance of senior notes	489,250	—	—	—	489,250
Deferred financing costs	(9,065)	—	—	—	(9,065)
Redemption of senior notes	(396,014)	—	—	—	(396,014)
Excess tax benefits	156	—	—	—	156
Equity proceeds from parent	—	—	27,404	(27,404)	—
Net payments for share-based compensation	(3,733)	—	—	—	(3,733)

Net cash provided by financing activities	80,594	—	27,404	(27,404)	80,594

Effect of exchange rate changes on cash	—	—	(65)	—	(65)

Net change in cash and cash equivalents	17,896	33,162	640	—	51,698
Cash and cash equivalents, beginning of period	228,398	51,128	—	—	279,526

Cash and cash equivalents, end of period	$246,294	$84,290	$640	$—	$331,224

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$149,426	$223,555	($75)	($223,480)	$149,426
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	63,022	281,152	191	—	344,365
Accretion expense	561	32,513	257	—	33,331
Deferred income tax provision (benefit)	(56,175)	125,750	—	—	69,575
Settlement of asset retirement obligations	—	(65,567)	—	—	(65,567)
Non-cash stock compensation expense	8,699	—	—	—	8,699
Excess tax benefits	(949)	—	—	—	(949)
Non-cash derivative income	—	(509)	—	—	(509)
Loss on early extinguishment of debt	1,972	—	—	—	1,972
Non-cash interest expense	13,085	—	—	—	13,085
Non-cash (income) loss from investment in subsidiaries	(223,555)	75	—	223,480	—
Change in current income taxes	10,618	—	—	—	10,618
Change in intercompany receivables/payables	275,819	(275,125)	(694)	—	—
(Increase) decrease in accounts receivable	(22,750)	(33,345)	224	—	(55,871)
Increase in other current assets	(2,836)	—	—	—	(2,836)
Decrease in inventory	436	—	—	—	436
Increase (decrease) in accounts payable	5,348	(208)	(39)	—	5,101
Decrease in other current liabilities	(5,311)	(5,115)	—	—	(10,426)
Other	10,960	(1,661)	—	—	9,299

Net cash provided by (used in) operating activities	228,370	281,515	(136)	—	509,749

Cash flows from investing activities:
Investment in oil and gas properties	(324,542)	(231,313)	—	—	(555,855)
Proceeds from sale of oil and gas properties, net of expenses	403	—	—	—	403
Sale of fixed assets	134	—	—	—	134
Investment in fixed and other assets	(13,370)	—	—	—	(13,370)

Net cash used in investing activities	(337,375)	(231,313)	—	—	(568,688)

Cash flows from financing activities:
Proceeds from bank borrowings	25,000	—	—	—	25,000
Repayment of bank borrowings	(70,000)	—	—	—	(70,000)
Proceeds from issuance of senior convertible notes	300,000	—	—	—	300,000
Deferred financing costs of senior convertible notes	(8,855)	—	—	—	(8,855)
Proceeds from sold warrants	40,170	—	—	—	40,170
Payments for purchased call options	(70,830)	—	—	—	(70,830)
Proceeds from issuance of senior notes	300,000	—	—	—	300,000
Deferred financing costs	(11,966)	—	—	—	(11,966)
Redemption of senior subordinated notes	(200,681)	—	—	—	(200,681)
Excess tax benefits	949	—	—	—	949
Net payments for share-based compensation	(3,773)	—	—	—	(3,773)

Net cash provided by financing activities	300,014	—	—	—	300,014

Net change in cash and cash equivalents	191,009	50,202	(136)	—	241,075
Cash and cash equivalents, beginning of period	37,389	926	136	—	38,451

Cash and cash equivalents, end of period	$228,398	$51,128	$—	$—	$279,526

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$194,332	$232,751	($827)	($231,924)	$194,332
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	17,860	261,326	834	—	280,020
Accretion expense	15	30,385	364	—	30,764
Deferred income tax provision (benefit)	(1,403)	130,923	—	—	129,520
Settlement of asset retirement obligations	—	(63,391)	—	—	(63,391)
Non-cash stock compensation expense	5,905	—	—	—	5,905
Excess tax benefits	(1,493)	—	—	—	(1,493)
Non-cash derivative income	—	(2,216)	—	—	(2,216)
Loss on early extinguishment of debt	607	—	—	—	607
Non-cash interest expense	1,908	—	—	—	1,908
Other non-cash income	(1,602)	—	—	—	(1,602)
Non-cash income from investment in subsidiaries	(230,861)	(1,063)	—	231,924	—
Change in current income taxes	(19,451)	—	—	—	(19,451)
Change in intercompany receivables/payables	217,287	(217,724)	437	—	—
Increase in accounts receivable	(11,022)	(7,688)	(890)	—	(19,600)
(Increase) decrease in other current assets	(80)	14	—	—	(66)
Decrease in inventory	1,605	14	—	—	1,619
Increase in accounts payable	2,658	3,341	40	—	6,039
Increase in other current liabilities	23,440	6,143	—	—	29,583
Other	(1,628)	—	—	—	(1,628)

Net cash provided by (used in) operating activities	198,077	372,815	(42)	—	570,850

Cash flows from investing activities:
Investment in oil and gas properties	(309,026)	(455,903)	(4)	—	(764,933)
Proceeds from sale of oil and gas properties, net of expenses	5,575	82,355	—	—	87,930
Investment in fixed and other assets	(2,247)	—	—	—	(2,247)

Net cash used in investing activities	(305,698)	(373,548)	(4)	—	(679,250)

Cash flows from financing activities:
Proceeds from bank borrowings	75,000	—	—	—	75,000
Repayment of bank borrowings	(30,000)	—	—	—	(30,000)
Deferred financing costs	(4,017)	—	—	—	(4,017)
Excess tax benefits	1,493	—	—	—	1,493
Net payments for share-based compensation	(2,581)	—	—	—	(2,581)

Net cash provided by financing activities	39,895	—	—	—	39,895

Net change in cash and cash equivalents	(67,726)	(733)	(46)	—	(68,505)
Cash and cash equivalents, beginning of period	105,115	1,659	182	—	106,956

Cash and cash equivalents, end of period	$37,389	$926	$136	$—	$38,451

GLOSSARY OF CERTAIN INDUSTRY TERMS

The following is a description of the meanings of some of the oil and gas industry terms used in this Form 10-K. The revisions and additions to the definition section in Rule 4-10(a) of Regulation S-X contained in the SEC’s rule, “Modernization of Oil and Gas Reporting”, are included. The definitions of proved developed reserves, proved reserves and proved undeveloped reserves have been abbreviated from the rule.

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

Standardized measure of discounted future net cash flows. The standardized measure represents value-based information about an enterprise’s proved oil and natural gas reserves based on estimates of future cash flows, including income taxes, from production of proved reserves assuming continuation of certain economic and operating conditions. Future cash flows are based on a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period.

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

G-2

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended on June 4, 1993, February 1, 2001 and February 19, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 (File No.001-12074)).

*3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated December 19, 2013.

4.1	Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2004 (File No. 001-12074)).

4.2	First Supplemental Indenture, dated August 28, 2008, to the Indenture between Stone Energy Corporation and JPMorgan Chase Bank, National Association, as trustee, dated December 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-12074)).

4.3	Second Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.4	Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.5	First Supplemental Indenture, dated January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed January 29, 2010 (File No. 001-12074)).

4.6	Indenture related to the 1 3⁄4% Senior Convertible Notes due 2017, dated as of March 6, 2012, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 1 3⁄4% Senior Convertible Senior Note due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

4.7	Second Supplemental Indenture, dated as of November 6, 2012, to the Indenture, dated as of December 15, 2004, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2012 (File No. 001-12074)).

4.8	Second Supplemental Indenture, dated as of November 8, 2012, to the Indenture, dated as of January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 8, 2012 (File No. 001-12074)).

4.9	Third Supplemental Indenture, dated as of November 26, 2013, to the Indenture, dated as of January 26, 2010, among Stone Energy Corporation, Stone Energy Offshore, L.L.C., and The Bank of New York Mellon Trust Company, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 27, 2013 (File No. 001-12074)).

†10.1	Deferred Compensation and Disability Agreement between TSPC and E. J. Louviere dated July 16, 1981 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-12074)).

†10.2	Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for Stone’s 2009 Annual Meeting of Stockholders (File No. 001-12074)).

†10.3	First Amendment to Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-12074)).

†10.4	Stone Energy Corporation Revised (2005) Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.5	Stone Energy Corporation Amended and Restated Revised Annual Incentive Compensation Plan, dated November 14, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-12074)).

†10.6	Stone Energy Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.7	Adoption Agreement between Fidelity Management Trust Company and Stone Energy Corporation for the Stone Energy Corporation Deferred Compensation Plan dated December 1, 2004 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-12074)).

†10.8	Letter Agreement dated May 19, 2005 between Stone Energy Corporation and Kenneth H. Beer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 24, 2005 (File No. 001-12074)).

†10.9	Letter Agreement dated December 2, 2008 between Stone Energy Corporation and David H. Welch (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-12074)).

†10.10	Stone Energy Corporation Executive Change of Control and Severance Plan (as amended and restated effective December 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2009 (File No. 001-12074)).

†10.11	Stone Energy Corporation Employee Change of Control Severance Plan (as amended and restated) dated December 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 12, 2007 (File No. 001-12074)).

10.12	Form of Indemnification Agreement between Stone Energy Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 27, 2009 (File No. 001-12074)).

10.13	$700,000,000 Third Amended and Restated Credit Agreement among Stone Energy Corporation as Borrower, Bank of America, N.A. as Administrative Agent and Issuing Bank, and the financial institutions named therein, dated April 26, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-12074)).

10.14	Amendment No. 1 and Consent dated as of February 28, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2012 (File No. 001-12074)).

10.15	Amendment No. 2 and Consent dated as of October 22, 2012 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 22, 2012 (File No. 001-12074)).

10.16	Amendment No. 3 dated as of April 30, 2013 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2013 (File No. 001-12074)).

10.17	Consent Agreement dated as of November 8, 2013 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2013 (File No. 001-12074)).

*10.18	Waiver Agreement dated as of December 18, 2013 to the Third Amended and Restated Credit Agreement.

10.19	Amended and Restated Security Agreement, dated as of August 28, 2008, among Stone Energy Corporation and the other Debtors parties hereto in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-12074)).

10.20	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.21	Base Bond Hedge Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.22	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.23	Additional Bond Hedge Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.24	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.25	Base Warrant Confirmation dated as of February 29, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.26	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.27	Additional Warrant Confirmation dated as of March 2, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.28	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

10.29	Amendment to Base Warrant Confirmation and Additional Warrant Confirmation dated March 5, 2012, by and between Stone Energy Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed March 6, 2012 (File No. 001-12074)).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Netherland, Sewell & Associates, Inc.

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*99.1	Report of Netherland, Sewell & Associates, Inc.

*	Filed or furnished herewith.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
†	Identifies management contracts and compensatory plans or arrangements.