Form 10-Q
period 2014-06-30
STONE ENERGY CORP
filed 2014-08-06
CIK 904080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2014, there were 56,181,661 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$333,886	$331,224
Accounts receivable	197,495	171,971
Fair value of derivative contracts	—	4,549
Current income tax receivable	7,372	7,366
Deferred taxes	36,308	31,710
Inventory	3,723	3,723
Other current assets	1,955	1,874

Total current assets	580,739	552,417
Oil and gas properties, full cost method of accounting:
Proved	8,520,195	7,804,117
Less: accumulated depreciation, depletion and amortization	(6,144,815)	(5,908,760)

Net proved oil and gas properties	2,375,380	1,895,357
Unevaluated	554,201	724,339
Other property and equipment, net	28,302	26,178
Fair value of derivative contracts	415	1,378
Other assets, net	43,015	48,887

Total assets	$3,582,052	$3,248,556

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$193,900	$195,677
Undistributed oil and gas proceeds	62,927	37,029
Accrued interest	9,025	9,022
Fair value of derivative contracts	25,711	7,753
Asset retirement obligations	77,132	67,161
Other current liabilities	79,539	54,520

Total current liabilities	448,234	371,162
Long-term debt	1,033,931	1,027,084
Deferred taxes	404,188	390,693
Asset retirement obligations	431,060	435,352
Fair value of derivative contracts	5,251	470
Other long-term liabilities	47,843	53,509

Total liabilities	2,370,507	2,278,270

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 54,872,749 and 48,750,533 shares, respectively	549	488
Treasury stock (16,582 shares, at cost)	(860)	(860)
Additional paid-in capital	1,624,795	1,397,885
Accumulated deficit	(394,778)	(425,165)
Accumulated other comprehensive loss	(18,161)	(2,062)

Total stockholders’ equity	1,211,545	970,286

Total liabilities and stockholders’ equity	$3,582,052	$3,248,556

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenue:
Oil production	$142,393	$184,498	$280,682	$371,423
Gas production	46,667	47,832	103,029	84,654
Natural gas liquids production	15,936	11,200	43,906	20,378
Other operational income	2,050	979	3,047	1,786
Derivative income, net	—	1,368	—	147

Total operating revenue	207,046	245,877	430,664	478,388

Operating expenses:
Lease operating expenses	49,454	50,517	96,357	103,561
Transportation, processing and gathering expenses	14,098	8,896	28,724	14,293
Production taxes	3,257	4,091	6,319	6,180
Depreciation, depletion and amortization	92,835	87,209	175,481	162,644
Accretion expense	7,733	8,318	15,288	16,581
Salaries, general and administrative expenses	16,637	15,198	32,966	29,150
Incentive compensation expense	3,903	2,050	7,037	3,481
Other operational expenses	—	73	212	145
Derivative expense, net	2,516	—	3,115	—

Total operating expenses	190,433	176,352	365,499	336,035

Income from operations	16,613	69,525	65,165	142,353

Other (income) expenses:
Interest expense	9,913	8,895	18,270	18,530
Interest income	(193)	(115)	(336)	(232)
Other income	(722)	(682)	(1,429)	(1,408)
Other expense	179	—	179	—

Total other expenses	9,177	8,098	16,684	16,890

Income before income taxes	7,436	61,427	48,481	125,463

Provision (benefit) for income taxes:
Current	—	(6,993)	—	(10,739)
Deferred	2,992	29,398	18,094	56,422

Total income taxes	2,992	22,405	18,094	45,683

Net income	$4,444	$39,022	$30,387	$79,780

Basic earnings per share	$0.08	$0.78	$0.59	$1.60
Diluted earnings per share	$0.08	$0.78	$0.59	$1.60

Average shares outstanding	52,050	48,687	50,540	48,653
Average shares outstanding assuming dilution	52,373	48,725	50,727	48,691

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$4,444	$39,022	$30,387	$79,780
Other comprehensive income (loss), net of tax effect:
Derivatives	(9,765)	14,561	(16,355)	(3,780)
Foreign currency translation	755	(523)	256	(523)

Comprehensive income (loss)	($4,566)	$53,060	$14,288	$75,477

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$30,387	$79,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	175,481	162,644
Accretion expense	15,288	16,581
Deferred income tax provision	18,094	56,422
Settlement of asset retirement obligations	(24,915)	(37,335)
Non-cash stock compensation expense	5,358	4,866
Excess tax benefits	—	(104)
Non-cash derivative expense	2,697	311
Non-cash interest expense	8,229	8,181
Change in current income taxes	(6)	(16,399)
(Increase) decrease in accounts receivable	(25,524)	1,138
Increase in other current assets	(82)	(245)
Decrease in inventory	—	158
Increase in accounts payable	1,843	6,593
Increase (decrease) in other current liabilities	50,785	(3,170)
Other	(675)	(3,448)

Net cash provided by operating activities	256,960	275,973

Cash flows from investing activities:
Investment in oil and gas properties	(517,904)	(320,218)
Proceeds from sale of oil and gas properties, net of expenses	51,955	—
Investment in fixed and other assets	(3,896)	(1,711)
Change in restricted funds	(356)	(3,515)

Net cash used in investing activities	(470,201)	(325,444)

Cash flows from financing activities:
Net proceeds from issuance of common stock	226,036	—
Deferred financing costs	(3,167)	(11)
Excess tax benefits	—	104
Net payments for share-based compensation	(6,948)	(3,590)

Net cash provided by (used in) financing activities	215,921	(3,497)

Effect of exchange rate changes on cash	(18)	(186)

Net change in cash and cash equivalents	2,662	(53,154)
Cash and cash equivalents, beginning of period	331,224	279,526

Cash and cash equivalents, end of period	$333,886	$226,372

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Interim Financial Statements

The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 Annual Report on Form 10-K”). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our 2013 Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of future financial results.

Note 2 – Earnings Per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Income (numerator):
Basic:
Net income	$4,444	$39,022	$30,387	$79,780
Net income attributable to participating securities	(111)	(1,015)	(698)	(1,794)

Net income attributable to common stock - basic	$4,333	$38,007	$29,689	$77,986

Diluted:
Net income	$4,444	$39,022	$30,387	$79,780
Net income attributable to participating securities	(111)	(1,015)	(697)	(1,793)

Net income attributable to common stock - diluted	$4,333	$38,007	$29,690	$77,987

Weighted average shares (denominator):
Weighted average shares - basic	52,050	48,687	50,540	48,653
Dilutive effect of stock options	58	38	54	38
Dilutive effect of convertible notes	265	—	133	—

Weighted average shares - diluted	52,373	48,725	50,727	48,691

Basic earnings per share	$0.08	$0.78	$0.59	$1.60

Diluted earnings per share	$0.08	$0.78	$0.59	$1.60

Stock options that were considered antidilutive because the exercise price of the options exceeded the average price of our common stock for the applicable period totaled approximately 120,000 shares and 131,000 shares during the three and six months ended June 30, 2014, respectively, and 333,000 shares during the three and six months ended June 30, 2013.

During the three months ended June 30, 2014 and 2013, approximately 40,000 shares and 45,000 shares of our common stock, respectively, were issued from authorized shares upon the lapsing of forfeiture restrictions of restricted stock and the exercise of stock options by employees and nonemployee directors. During the six months ended June 30, 2014 and 2013, approximately 372,000 shares and 336,000 shares of common stock, respectively, were issued from authorized shares upon the lapsing of forfeiture restrictions of restricted stock and the exercise of stock options by employees and nonemployee directors. In May 2014, 5,750,000 shares of our common stock were issued in a public offering (see Note 3 – Common Stock Offering).

Because it is management’s stated intention to redeem the principal amount of our 1 3⁄4% Senior Convertible Notes due 2017 (the “2017 Convertible Notes”) (see Note 5 – Long-Term Debt) in cash, we have used the treasury method for determining dilution in the diluted earnings per share computation. During the three months ended June 30, 2014, the average price of our common stock exceeded the effective conversion price of the 2017 Convertible Notes, and therefore, such notes were dilutive for the three and six months ended June 30, 2014. For the prior year periods presented, the average price of our common stock was less than the effective conversion price for such notes, resulting in no dilutive effect on the diluted earnings per share computation for such periods. For all periods presented, the average price of our common stock was less than the strike price of the Sold Warrants (as defined in Note 5 – Long-Term Debt) and therefore, such warrants were not dilutive for such periods. Based on the terms of the Purchased Call Options (as defined in Note 5 – Long-Term Debt), such call options are antidilutive and therefore, were not included in the calculation of diluted earnings per share.

Note 3 – Common Stock Offering

In May 2014, we sold 5,750,000 shares of our common stock in a public offering at a price of $41.00 per share resulting in net proceeds of approximately $226.0 million after deducting the underwriting discount and offering expenses.

Note 4 – Derivative Instruments and Hedging Activities

Our hedging strategy is designed to protect our near and intermediate term cash flows from future declines in oil and natural gas prices. This protection is essential to capital budget planning, which is sensitive to expenditures that must be committed to in advance, such as rig contracts and the purchase of tubular goods. We enter into derivative transactions to secure a commodity price for a portion of future production that is acceptable at the time of the transaction. These derivatives generally are designated as cash flow hedges upon entering into the contracts. We do not enter into derivative transactions for trading purposes. We have no fair value hedges.

The nature of a derivative instrument must be evaluated to determine if it qualifies as a hedging instrument. If the instrument qualifies as a hedging instrument, it is recorded as either an asset or liability measured at fair value and subsequent changes in the derivative’s fair value are recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is considered effective. Monthly settlements of effective hedges are reflected in revenue from oil and gas production and cash flows from operating activities. Instruments not qualifying as hedging instruments are recorded in our balance sheet at fair value, and changes in fair value are recognized in earnings through derivative expense (income). Monthly settlements of ineffective hedges and derivative instruments not qualifying as hedging instruments are recognized in earnings through derivative expense (income) and cash flows from operating activities.

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

The following table illustrates our derivative positions for calendar years 2014, 2015 and 2016 as of August 5, 2014:

	Fixed-Price Swaps (NYMEX, except where noted)
	Natural Gas			Oil
	Daily Volume (MMBtus/d)		Swap Price ($)	Daily Volume (Bbls/d)		Swap Price ($)
2014	10,000		4.000	1,000		90.06
2014	10,000		4.040	1,000	(a)	90.25
2014	10,000		4.105	1,000		92.25
2014	10,000		4.190	1,000		93.55
2014	10,000	(b)	4.250	1,000		94.00
2014	10,000		4.250	1,000		98.00
2014	10,000		4.350	1,000		98.30
2014				2,000	(c)	98.85
2014				1,000		99.65
2014				1,000	(d)	103.30
2015	10,000		4.005	1,000		89.00
2015	10,000		4.120	1,000		90.00
2015	10,000		4.150	1,000		90.25
2015	10,000		4.165	1,000		90.40
2015	10,000		4.220	1,000		93.28
2015	10,000		4.255	1,000		93.37
2015				1,000		94.85
2015				1,000		95.00
2016	10,000		4.110
2016	10,000		4.120

(a)	October through December
(b)	February through December
(c)	January through June
(d)	Brent crude oil contract

All of our derivative instruments at December 31, 2013 were designated as effective cash flow hedges. At June 30, 2014, certain of our natural gas derivative instruments no longer qualified as cash flow hedges as it was no longer probable, subsequent to the sale of our non-core Gulf of Mexico (“GOM”) conventional shelf properties (see Note 13 – Subsequent Events), that GOM natural gas production would be sufficient to cover the GOM volumes hedged. Accordingly, we discontinued hedge accounting for such contracts as of June 30, 2014 and recognized the related accumulated other comprehensive loss of $1.5 million as derivative expense in the second quarter of 2014. Contracts no longer qualifying as cash flow hedges were comprised of three natural gas contracts for the months of August through December 2014 and two natural gas contracts for the months of January through December 2015. Additionally, a small portion of our cash flow hedges are typically determined to be ineffective because oil and natural gas price changes in the markets in which we sell our products are not 100% correlative to changes in the underlying price basis indicative in the derivative contract. At June 30, 2014, we had an accumulated other comprehensive loss of $17.8 million, net of tax, related to the fair value of our effective cash flow hedges that were outstanding as of June 30, 2014. We believe that approximately $14.8 million, net of tax, of accumulated other comprehensive loss will be reclassified into earnings in the next 12 months.

Derivatives qualifying as hedging instruments:

The following tables disclose the location and fair value amounts of derivatives qualifying as hedging instruments, as reported in our balance sheet, at June 30, 2014 and December 31, 2013:

Fair Value of Derivatives Qualifying as Hedging Instruments at June 30, 2014
(In millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of derivative contracts	$—	Current liabilities: Fair value of derivative contracts	$24.2
	Long-term assets: Fair value of derivative contracts	0.4	Long-term liabilities: Fair value of derivative contracts	5.3

		$0.4		$29.5

Fair Value of Derivatives Qualifying as Hedging Instruments at December 31, 2013
(In millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of derivative contracts	$4.5	Current liabilities: Fair value of derivative contracts	$7.8
	Long-term assets: Fair value of derivative contracts	1.4	Long-term liabilities: Fair value of derivative contracts	0.5

		$5.9		$8.3

The following tables disclose the before tax effect of derivatives qualifying as hedging instruments, as reported in the statement of income, for the three and six month periods ended June 30, 2014 and 2013:

Effect of Derivatives Qualifying as Hedging Instruments on the Statement of Income for the Three Months Ended June 30, 2014 and 2013 (In millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) (a)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2014	2013	Location	2014	2013	Location	2014	2013
Commodity contracts	($26.0)	$30.0	Operating revenue - oil/gas production	($9.2)	$7.3	Derivative (expense) income, net	($1.0)	$1.4

Total	($26.0)	$30.0		($9.2)	$7.3		($1.0)	$1.4

(a)    For the three months ended June 30, 2014, effective hedging contracts decreased oil revenue by $6.1 million and decreased gas revenue by $3.1 million. For the three months ended June 30, 2013, effective hedging contracts increased oil revenue by $5.3 million and increased gas revenue by $2.0 million.

Effect of Derivatives Qualifying as Hedging Instruments on the Statement of Income for the Six Months Ended June 30, 2014 and 2013 (In millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) (a)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2014	2013	Location	2014	2013	Location	2014	2013
Commodity contracts	($43.4)	$9.9	Operating revenue - oil/gas production	($16.3)	$15.9	Derivative (expense) income, net	($1.6)	$0.1

Total	($43.4)	$9.9		($16.3)	$15.9		($1.6)	$0.1

(a)	For the six months ended June 30, 2014, effective hedging contracts decreased oil revenue by $8.6 million and decreased gas revenue by $7.7 million. For the six months ended June 30, 2013, effective hedging contracts increased oil revenue by $9.9 million and increased gas revenue by $6.0 million.

Derivatives not qualifying as hedging instruments:

The following table discloses the location and fair value amounts of our derivatives not qualifying as hedging instruments, as reported in our balance sheet, at June 30, 2014. All of our derivatives at December 31, 2013 qualified as hedging instruments.

Fair Value of Derivatives Not Qualifying as Hedging Instruments at June 30, 2014 (In millions)
Description	Balance Sheet Location	Fair Value
Commodity contracts	Current liabilities: Fair value of derivative contracts	$1.5

Gains or losses related to changes in fair value and cash settlements for derivatives not qualifying as hedging instruments are recorded as derivative income (expense) in the statement of income. The following table discloses the before tax effect of our derivatives not qualifying as hedging instruments on the statement of income for the three and six month periods ended June 30, 2014:

Amount of Loss Recognized in Derivative Expense (In millions)
Description	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Commodity contracts:
Cash settlements	$—	$—
Change in fair value	(1.5)	(1.5)

Total losses on non-qualifying hedges	($1.5)	($1.5)

Offsetting of derivative assets and liabilities:

Our derivative contracts are subject to netting arrangements. It is our policy to not offset our derivative contracts in presenting the fair value of these contracts as assets and liabilities in our balance sheet. The following presents the potential impact of the rights of offset associated with our recognized assets and liabilities at June 30, 2014 (in millions):

	As Presented Without Netting	Effects of Netting	With Effects of Netting
Current assets: Fair value of derivative contracts	$—	$—	$—
Long-term assets: Fair value of derivative contracts	0.4	(0.4)	—
Current liabilities: Fair value of derivative contracts	(25.7)	—	(25.7)
Long-term liabilities: Fair value of derivative contracts	(5.3)	0.4	(4.9)

Note 5 – Long-Term Debt

Long-term debt consisted of the following at:

	June 30, 2014	December 31, 2013
	(In millions)
1 3⁄4% Senior Convertible Notes due 2017	$258.9	$252.1
7 1⁄2% Senior Notes due 2022	775.0	775.0
Bank debt	—	—

Total long-term debt	$1,033.9	$1,027.1

Bank Debt. On June 24, 2014, we entered into an amended and restated revolving credit facility with commitments totaling $900 million (subject to borrowing base limitations) through a syndicated bank group, replacing our previous facility. The bank credit facility matures on July 1, 2019. Our initial borrowing base under the bank credit facility has been set at $500 million, an increase from the previous borrowing base of $400 million. As of June 30 and August 5, 2014, we had no outstanding borrowings under the bank credit facility and $21.0 million in letters of credit had been issued pursuant to the bank credit facility, leaving $479.0 million of availability under the bank credit facility. Subject to certain exceptions, the bank credit facility is required to be guaranteed by all of our material domestic direct and indirect subsidiaries. The bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).

The borrowing base under the bank credit facility is redetermined semi-annually, in May and November, by the lenders, taking into consideration the estimated loan value of our oil and gas properties and those of our subsidiaries that guarantee the bank facility in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. The bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and natural gas reserves representing at least 80% of the discounted present value of the future net cash flows from their proved oil and natural gas reserves reviewed in determining the borrowing base.

Interest on loans under the bank credit facility is calculated using the London Interbank Offering (“LIBOR”) rate or the base rate, at the election of Stone. The margin for loans at the LIBOR rate is determined based on borrowing base utilization and ranges from 1.500% to 2.500%. The bank credit facility provides for optional and mandatory prepayments, affirmative and negative covenants and interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of June 30, 2014.

2017 Convertible Notes. On March 6, 2012, we issued in a private offering $300 million in aggregate principal amount of the 2017 Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2017 Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate of 23.4449 shares of our common stock per $1,000 principal amount of 2017 Convertible Notes, which corresponds to an initial conversion price of approximately $42.65 per share of our common stock. On June 30, 2014, our closing share price was $46.79. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture related to the 2017 Convertible Notes. Upon conversion, we will be obligated to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Prior to December 1, 2016, the 2017 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date.

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

As of June 30, 2014, the carrying amount of the liability component of the 2017 Convertible Notes was $258.9 million. During the three and six months ended June 30, 2014, we recognized $3.5 million and $6.8 million, respectively, of interest expense for the amortization of the discount and $0.3 million and $0.6 million, respectively, of interest expense for the amortization of deferred financing costs related to the 2017 Convertible Notes. During the three and six months ended June 30, 2014, we recognized $1.3 million and $2.6 million, respectively, of interest expense related to the contractual interest coupon on the 2017 Convertible Notes.

Note 6 – Asset Retirement Obligations

The change in our asset retirement obligations during the six months ended June 30, 2014 is set forth below:

Six Months Ended June 30, 2014
(In millions)
Asset retirement obligations as of the beginning of the period, including current portion	$502.5
Liabilities incurred	25.7
Liabilities settled	(24.9)
Divestment of properties	(10.4)
Accretion expense	15.3

Asset retirement obligations as of the end of the period, including current portion	$508.2

Note 7 – Divestitures

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

On July 31, 2014, we completed the sale of certain of our non-core properties in the GOM conventional shelf (see Note 13—Subsequent Events).

Note 8 – Fair Value Measurements

U.S. Generally Accepted Accounting Principles (“GAAP”) establish a fair value hierarchy that has three levels based on the reliability of the inputs used to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of June 30, 2014 and December 31, 2013, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in marketable securities. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for our credit risk and the credit risk of our counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy. For a more detailed description of our derivative instruments, see Note 4 – Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in marketable securities, which are included within the Level 1 fair value hierarchy.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014:

	Fair Value Measurements at June 30, 2014
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Marketable securities (Other Assets)	$8.7	$8.7	$—	$—
Derivative contracts	0.4	—	0.4	—

Total	$9.1	$8.7	$0.4	$—

	Fair Value Measurements at June 30, 2014
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivative contracts	$31.0	$—	$31.0	$—

Total	$31.0	$—	$31.0	$—

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

	Fair Value Measurements at December 31, 2013
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Marketable securities (Other Assets)	$8.2	$8.2	$—	$—
Derivative contracts	5.9	—	5.9	—

Total	$14.1	$8.2	$5.9	$—

	Fair Value Measurements at December 31, 2013
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivative contracts	$8.3	$—	$8.3	$—

Total	$8.3	$—	$8.3	$—

The fair value of cash and cash equivalents and our variable-rate bank debt approximated book value at June 30, 2014 and December 31, 2013. As of June 30, 2014 and December 31, 2013, the fair value of the liability component of the 2017 Convertible Notes was approximately $276.1 million and $260.4 million, respectively. As of June 30, 2014 and December 31, 2013, the fair value of the 7 1⁄2% Senior Notes due 2022 (the “2022 Notes”) was approximately $854.4 million and $814.7 million, respectively.

The fair value of the 2022 Notes was determined based on quotes obtained from brokers, which represent Level 1 inputs. We applied fair value concepts in determining the liability component of the 2017 Convertible Notes (see Note 5 – Long-Term Debt) at inception, June 30, 2014 and December 31, 2013. The fair value of the liability was estimated using an income approach. The significant inputs in these determinations were market interest rates based on quotes obtained from brokers and represent Level 2 inputs.

Note 9 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2014 were as follows (in millions):

	Cash Flow Hedges	Foreign Currency Items	Total
For the Three Months Ended June 30, 2014
Beginning balance, net of tax	($8.0)	($1.2)	($9.2)

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	(26.0)	—	(26.0)
Foreign currency translations	—	0.8	0.8
Income tax effect	9.4	—	9.4

Net of tax	(16.6)	0.8	(15.8)

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	(9.2)	—	(9.2)
Derivative expense, net	(1.5)	—	(1.5)
Income tax effect	3.9	—	3.9

Net of tax	(6.8)	—	(6.8)

Other comprehensive income (loss), net of tax	(9.8)	0.8	(9.0)

Ending balance, net of tax	($17.8)	($0.4)	($18.2)

	Cash Flow Hedges	Foreign Currency Items	Total
For the Six Months Ended June 30, 2014
Beginning balance, net of tax	($1.4)	($0.7)	($2.1)

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	(43.4)	—	(43.4)
Foreign currency translations	—	0.3	0.3
Income tax effect	15.7	—	15.7

Net of tax	(27.7)	0.3	(27.4)

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	(16.3)	—	(16.3)
Derivative expense, net	(1.5)	—	(1.5)
Income tax effect	6.5	—	6.5

Net of tax	(11.3)	—	(11.3)

Other comprehensive income (loss), net of tax	(16.4)	0.3	(16.1)

Ending balance, net of tax	($17.8)	($0.4)	($18.2)

Changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2013, were as follows (in millions):

	Cash Flow Hedges	Foreign Currency Items	Total
For the Three Months Ended June 30, 2013
Beginning balance, net of tax	$10.5	$—	$10.5

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	30.0	—	30.0
Foreign currency translations	—	(0.5)	(0.5)
Income tax effect	(10.8)	—	(10.8)

Net of tax	19.2	(0.5)	18.7

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	7.3	—	7.3
Income tax effect	(2.6)	—	(2.6)

Net of tax	4.7	—	4.7

Other comprehensive income (loss), net of tax	14.5	(0.5)	14.0

Ending balance, net of tax	$25.0	($0.5)	$24.5

	Cash Flow Hedges	Foreign Currency Items	Total
For the Six Months Ended June 30, 2013
Beginning balance, net of tax	$28.8	$—	$28.8

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	9.9	—	9.9
Foreign currency translations	—	(0.5)	(0.5)
Income tax effect	(3.5)	—	(3.5)

Net of tax	6.4	(0.5)	5.9

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	15.9	—	15.9
Income tax effect	(5.7)	—	(5.7)

Net of tax	10.2	—	10.2

Other comprehensive loss, net of tax	(3.8)	(0.5)	(4.3)

Ending balance, net of tax	$25.0	($0.5)	$24.5

Note 10 – Investment in Oil and Gas Properties

In April 2013, we entered into an agreement to participate in the drilling of exploratory wells in Canada. Included in unevaluated oil and gas property costs at June 30, 2014 and December 31, 2013, were $14.7 million and $10.6 million, respectively, of capital expenditures related to our oil and gas property investments in Canada.

Note 11 – Commitments and Contingencies

We are named as a party in certain lawsuits and regulatory proceedings arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.

In August 2013, Kimmeridge Energy Exploration Fund, L.P. (“Kimmeridge”) filed a lawsuit against Stone in the 15th Judicial District Court in Lafayette Parish, Louisiana seeking damages in the amount of approximately $18.4 million plus interest, costs and attorney fees. Kimmeridge alleges that (1) Stone was obligated by virtue of a letter of intent to negotiate in good faith and close an acquisition involving approximately 33,000 net mineral acres in the Illinois basin, and (2) Stone failed to pay brokerage costs incurred after December 31, 2012 pursuant to a separate letter of understanding between Stone and Kimmeridge. Stone denies Kimmeridge’s claims, as well as its damage calculations, and is vigorously defending against both claims. We cannot estimate the potential range of loss at this time.

Note 12 – Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The core principle of ASU 2014-09 is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early application is not permitted. Entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. Although we are still evaluating the effect that this new standard may have on our financial statements and related disclosures, we do not anticipate that the implementation of this new standard will have a material effect.

Note 13 – Subsequent Events

On July 31, 2014, we completed the sale of certain of our non-core properties in the GOM conventional shelf for cash consideration of approximately $177.6 million, after giving effect to preliminary purchase price adjustments, and the assumption of the associated asset retirement obligations. At December 31, 2013, the estimated proved reserves associated with these assets represented approximately 9% of our total estimated proved oil and natural gas reserves. The sale will be accounted for as an adjustment to capitalized costs with no gain or loss recognized since the adjustment will not significantly alter the relationship between capitalized costs and proved reserves.

All of the proceeds from the sale have been deposited with a Qualified Intermediary (under the terms of a Qualified Trust Agreement and Exchange Agreement) for potential reinvestment in like-kind replacement property as defined under Section 1031 of the Internal Revenue Code. We have until September 14, 2014 (the “Identification Period”) to identify qualified replacement property and have until January 27, 2015 (the “Exchange Period”) to close on such property. Compliance with these provisions provides for deferral of taxable gain on these sales proceeds. The Qualified Trust Agreement and Exchange Agreement provide for certain restrictions on the use of these funds during the Identification Period and, assuming identification is accomplished, additional restrictions during the Exchange Period.

Note 14 – Guarantor Financial Statements

Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of the 2017 Convertible Notes and the 2022 Notes. Our other subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents unaudited condensed consolidating financial information as of June 30, 2014 and December 31, 2013 and for the three and six month periods ended June 30, 2014 and 2013 on an issuer (parent company), Guarantor Subsidiary, Non-Guarantor Subsidiaries and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2014

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$244,254	$89,388	$244	$—	$333,886
Accounts receivable	153,316	80,436	—	(36,257)	197,495
Current income tax receivable	7,372	—	—	—	7,372
Deferred taxes *	1,565	34,743	—	—	36,308
Inventory	3,440	283	—	—	3,723
Other current assets	1,955	—	—	—	1,955

Total current assets	411,902	204,850	244	(36,257)	580,739
Oil and gas properties, full cost method:
Proved	1,475,522	7,044,673	—	—	8,520,195
Less: accumulated DD&A	(527,605)	(5,617,210)	—	—	(6,144,815)

Net proved oil and gas properties	947,917	1,427,463	—	—	2,375,380
Unevaluated	302,396	237,146	14,659	—	554,201
Other property and equipment, net	28,302	—	—	—	28,302
Fair value of derivative contracts	—	415	—	—	415
Other assets, net	30,734	1,880	10,401	—	43,015
Investment in subsidiary	798,664	—	25,156	(823,820)	—

Total assets	$2,519,915	$1,871,754	$50,460	($860,077)	$3,582,052

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$93,251	$125,177	$11,729	($36,257)	$193,900
Undistributed oil and gas proceeds	60,724	2,203	—	—	62,927
Accrued interest	9,025	—	—	—	9,025
Fair value of derivative contracts	—	25,711	—	—	25,711
Asset retirement obligations	—	77,132	—	—	77,132
Other current liabilities	76,461	3,078	—	—	79,539

Total current liabilities	239,461	233,301	11,729	(36,257)	448,234
Long-term debt	1,033,931	—	—	—	1,033,931
Deferred taxes *	(16,629)	420,817	—	—	404,188
Asset retirement obligations	3,764	427,296	—	—	431,060
Fair value of derivative contracts	—	5,251	—	—	5,251
Other long-term liabilities	47,843	—	—	—	47,843

Total liabilities	1,308,370	1,086,665	11,729	(36,257)	2,370,507

Commitments and contingencies
Stockholders’ equity:
Common stock	549	—	—	—	549
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,624,795	1,309,562	39,580	(1,349,142)	1,624,795
Accumulated deficit	(394,778)	(506,723)	(28)	506,751	(394,778)
Accumulated other comprehensive loss	(18,161)	(17,750)	(821)	18,571	(18,161)

Total stockholders’ equity	1,211,545	785,089	38,731	(823,820)	1,211,545

Total liabilities and stockholders’ equity	$2,519,915	$1,871,754	$50,460	($860,077)	$3,582,052

*	Deferred income taxes have been allocated to the Guarantor Subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$246,294	$84,290	$640	$—	$331,224
Accounts receivable	74,887	97,128	—	(44)	171,971
Fair value of derivative contracts	—	4,549	—	—	4,549
Current income tax receivable	7,366	—	—	—	7,366
Deferred taxes *	8,659	23,051	—	—	31,710
Inventory	3,440	283	—	—	3,723
Other current assets	1,874	—	—	—	1,874

Total current assets	342,520	209,301	640	(44)	552,417
Oil and gas properties, full cost method:
Proved	1,309,527	6,494,590	—	—	7,804,117
Less: accumulated DD&A	(459,932)	(5,448,828)	—	—	(5,908,760)

Net proved oil and gas properties	849,595	1,045,762	—	—	1,895,357
Unevaluated	325,113	388,643	10,583	—	724,339
Other property and equipment, net	26,178	—	—	—	26,178
Fair value of derivative contracts	—	1,378	—	—	1,378
Other assets, net	45,410	1,349	2,128	—	48,887
Investment in subsidiary	747,472	—	12,711	(760,183)	—

Total assets	$2,336,288	$1,646,433	$26,062	($760,227)	$3,248,556

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$173,147	$22,530	$44	($44)	$195,677
Undistributed oil and gas proceeds	34,386	2,643	—	—	37,029
Accrued interest	9,022	—	—	—	9,022
Fair value of derivative contracts	—	7,753	—	—	7,753
Asset retirement obligations	—	67,161	—	—	67,161
Other current liabilities	53,682	838	—	—	54,520

Total current liabilities	270,237	100,925	44	(44)	371,162
Long-term debt	1,027,084	—	—	—	1,027,084
Deferred taxes *	10,227	380,466	—	—	390,693
Asset retirement obligations	4,945	430,407	—	—	435,352
Fair value of derivative contracts	—	470	—	—	470
Other long-term liabilities	53,509	—	—	—	53,509

Total liabilities	1,366,002	912,268	44	(44)	2,278,270

Commitments and contingencies
Stockholders’ equity:
Common stock	488	—	—	—	488
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,397,885	1,309,563	27,403	(1,336,966)	1,397,885
Accumulated deficit	(425,165)	(574,003)	(52)	574,055	(425,165)
Accumulated other comprehensive loss	(2,062)	(1,395)	(1,333)	2,728	(2,062)

Total stockholders’ equity	970,286	734,165	26,018	(760,183)	970,286

Total liabilities and stockholders’ equity	$2,336,288	$1,646,433	$26,062	($760,227)	$3,248,556

*	Deferred income taxes have been allocated to the Guarantor Subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2014

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$5,854	$136,539	$—	$—	$142,393
Gas production	20,800	25,867	—	—	46,667
Natural gas liquids production	10,219	5,717	—	—	15,936
Other operational income	1,880	170	—	—	2,050

Total operating revenue	38,753	168,293	—	—	207,046

Operating expenses:
Lease operating expenses	5,046	44,408	—	—	49,454
Transportation, processing and gathering expenses	10,456	3,642	—	—	14,098
Production taxes	1,903	1,354	—	—	3,257
Depreciation, depletion, amortization	30,385	62,450	—	—	92,835
Accretion expense	61	7,672	—	—	7,733
Salaries, general and administrative	16,639	—	(2)	—	16,637
Incentive compensation expense	3,903	—	—	—	3,903
Derivative expense, net	—	2,516	—	—	2,516

Total operating expenses	68,393	122,042	(2)	—	190,433

Income (loss) from operations	(29,640)	46,251	2	—	16,613

Other (income) expenses:
Interest expense	9,880	33	—	—	9,913
Interest income	(146)	(41)	(6)	—	(193)
Other income	(192)	(530)	—	—	(722)
Other expense	179	—	—	—	179
Income from investment in subsidiaries	(29,947)	—	(8)	29,955	—

Total other (income) expenses	(20,226)	(538)	(14)	29,955	9,177

Income (loss) before taxes	(9,414)	46,789	16	(29,955)	7,436

Provision (benefit) for income taxes:
Current	—	—	—	—	—
Deferred	(13,858)	16,850	—	—	2,992

Total income taxes	(13,858)	16,850	—	—	2,992

Net income	$4,444	$29,939	$16	($29,955)	$4,444

Comprehensive income (loss)	($4,566)	$29,939	$16	($29,955)	($4,566)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$8,378	$176,120	$—	$—	$184,498
Gas production	20,071	27,761	—	—	47,832
Natural gas liquids production	6,378	4,822	—	—	11,200
Other operational income	790	189	—	—	979
Derivate income, net	—	1,368	—	—	1,368

Total operating revenue	35,617	210,260	—	—	245,877

Operating expenses:
Lease operating expenses	3,425	47,092	—	—	50,517
Transportation, processing and gathering expenses	5,729	3,167	—	—	8,896
Production taxes	1,320	2,771	—	—	4,091
Depreciation, depletion, amortization	25,088	62,121	—	—	87,209
Accretion expense	93	8,225	—	—	8,318
Salaries, general and administrative	15,150	—	48	—	15,198
Incentive compensation expense	2,050	—	—	—	2,050
Other operational expenses	51	22	—		73

Total operating expenses	52,906	123,398	48	—	176,352

Income (loss) from operations	(17,289)	86,862	(48)	—	69,525

Other (income) expenses:
Interest expense	8,882	13	—	—	8,895
Interest income	(70)	(38)	(7)	—	(115)
Other income	(217)	(465)	—	—	(682)
(Income) loss from investment in subsidiaries	(55,893)	—	39	55,854	—

Total other (income) expenses	(47,298)	(490)	32	55,854	8,098

Income (loss) before taxes	30,009	87,352	(80)	(55,854)	61,427

Provision (benefit) for income taxes:
Current	(6,993)	—	—	—	(6,993)
Deferred	(2,020)	31,418	—	—	29,398

Total income taxes	(9,013)	31,418	—	—	22,405

Net income (loss)	$39,022	$55,934	($80)	($55,854)	$39,022

Comprehensive income (loss)	$53,060	$55,934	($80)	($55,854)	$53,060

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2014

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$12,490	$268,192	$—	$—	$280,682
Gas production	49,639	53,390	—	—	103,029
Natural gas liquids production	28,473	15,433	—	—	43,906
Other operational income	2,704	343	—	—	3,047

Total operating revenue	93,306	337,358	—	—	430,664

Operating expenses:
Lease operating expenses	9,059	87,298	—	—	96,357
Transportation, processing and gathering expenses	20,773	7,951	—	—	28,724
Production taxes	3,584	2,735	—	—	6,319
Depreciation, depletion, amortization	58,440	117,041	—	—	175,481
Accretion expense	129	15,159	—	—	15,288
Salaries, general and administrative	32,964	2	—	—	32,966
Incentive compensation expense	7,037	—	—	—	7,037
Other operational expenses	176	36	—	—	212
Derivative expense, net	—	3,115	—	—	3,115

Total operating expenses	132,162	233,337	—	—	365,499

Income (loss) from operations	(38,856)	104,021	—	—	65,165

Other (income) expenses:
Interest expense	18,233	37	—	—	18,270
Interest income	(225)	(99)	(12)	—	(336)
Other income	(373)	(1,056)	—	—	(1,429)
Other expense	179	—	—	—	179
Income from investment in subsidiaries	(67,292)	—	(12)	67,304	—

Total other (income) expenses	(49,478)	(1,118)	(24)	67,304	16,684

Income before taxes	10,622	105,139	24	(67,304)	48,481

Provision (benefit) for income taxes:
Current	—	—	—	—	—
Deferred	(19,765)	37,859	—	—	18,094

Total income taxes	(19,765)	37,859	—	—	18,094

Net income	$30,387	$67,280	$24	($67,304)	$30,387

Comprehensive income	$14,288	$67,280	$24	($67,304)	$14,288

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$13,721	$357,702	$—	$—	$371,423
Gas production	27,269	57,385	—	—	84,654
Natural gas liquids production	8,677	11,701	—	—	20,378
Other operational income	1,439	347	—	—	1,786
Derivate income, net	—	147	—	—	147

Total operating revenue	51,106	427,282	—	—	478,388

Operating expenses:
Lease operating expenses	5,716	97,845	—	—	103,561
Transportation, processing and gathering expenses	7,781	6,512	—	—	14,293
Production taxes	2,187	3,993	—	—	6,180
Depreciation, depletion, amortization	35,279	127,365	—	—	162,644
Accretion expense	186	16,395	—	—	16,581
Salaries, general and administrative	29,098	4	48	—	29,150
Incentive compensation expense	3,481	—	—	—	3,481
Other operational expenses	101	44	—		145

Total operating expenses	83,829	252,158	48	—	336,035

Income (loss) from operations	(32,723)	175,124	(48)	—	142,353

Other (income) expenses:
Interest expense	18,509	21	—	—	18,530
Interest income	(150)	(75)	(7)	—	(232)
Other income	(441)	(967)	—	—	(1,408)
(Income) loss from investment in subsidiaries	(112,721)	—	39	112,682	—

Total other (income) expenses	(94,803)	(1,021)	32	112,682	16,890

Income (loss) before taxes	62,080	176,145	(80)	(112,682)	125,463

Provision (benefit) for income taxes:
Current	(10,739)	—	—	—	(10,739)
Deferred	(6,961)	63,383	—	—	56,422

Total income taxes	(17,700)	63,383	—	—	45,683

Net income (loss)	$79,780	$112,762	($80)	($112,682)	$79,780

Comprehensive income (loss)	$75,477	$112,762	($80)	($112,682)	$75,477

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$30,387	$67,280	$24	($67,304)	$30,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	58,440	117,041	—	—	175,481
Accretion expense	129	15,159	—	—	15,288
Deferred income tax provision (benefit)	(19,765)	37,859	—	—	18,094
Settlement of asset retirement obligations	(82)	(24,833)	—	—	(24,915)
Non-cash stock compensation expense	5,358	—	—	—	5,358
Non-cash derivative expense	—	2,697	—	—	2,697
Non-cash interest expense	8,229	—	—	—	8,229
Change in current income taxes	(6)	—	—	—	(6)
Non-cash income from investment in subsidiaries	(67,292)	—	(12)	67,304	—
Change in intercompany receivables/payables	(126,526)	114,841	11,685	—	—
(Increase) decrease in accounts receivable	(42,216)	16,692	—	—	(25,524)
Increase in other current assets	(82)	—	—	—	(82)
Increase (decrease) in accounts payable	2,052	(209)	—	—	1,843
Increase in other current liabilities	48,987	1,798	—	—	50,785
Other	381	(1,056)	—	—	(675)

Net cash (used in) provided by operating activities	(102,006)	347,269	11,697	—	256,960

Cash flows from investing activities:
Investment in oil and gas properties	(121,836)	(384,349)	(11,719)	—	(517,904)
Proceeds from sale of oil and gas properties, net of expenses	9,777	42,178	—	—	51,955
Investment in fixed and other assets	(3,896)	—	—	—	(3,896)
Change in restricted funds	—	—	(356)	—	(356)
Investment in subsidiaries	—	—	(12,176)	12,176	—

Net cash used in investing activities	(115,955)	(342,171)	(24,251)	12,176	(470,201)

Cash flows from financing activities:
Net proceeds from issuance of common stock	226,036	—	—	—	226,036
Deferred financing costs	(3,167)	—	—	—	(3,167)
Equity proceeds from parent	—	—	12,176	(12,176)	—
Net payments for share-based compensation	(6,948)	—	—	—	(6,948)

Net cash provided by financing activities	215,921	—	12,176	(12,176)	215,921

Effect of exchange rate changes on cash	—	—	(18)	—	(18)

Net change in cash and cash equivalents	(2,040)	5,098	(396)	—	2,662
Cash and cash equivalents, beginning of period	246,294	84,290	640	—	331,224

Cash and cash equivalents, end of period	$244,254	$89,388	$244	$—	$333,886

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$79,780	$112,762	($80)	($112,682)	$79,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	35,279	127,365	—	—	162,644
Accretion expense	186	16,395	—	—	16,581
Deferred income tax provision (benefit)	(6,961)	63,383	—	—	56,422
Settlement of asset retirement obligations	—	(37,335)	—	—	(37,335)
Non-cash stock compensation expense	4,866	—	—	—	4,866
Excess tax benefits	(104)	—	—	—	(104)
Non-cash derivative expense	—	311	—	—	311
Non-cash interest expense	8,181	—	—	—	8,181
Non-cash income (loss) from investment in subsidiaries	(112,722)	—	40	112,682	—
Change in current income taxes	(16,399)	—	—	—	(16,399)
Change in intercompany receivables/payables	170,815	(170,859)	44	—	—
(Increase) decrease in accounts receivable	(17,365)	18,503	—	—	1,138
Increase in other current assets	(245)	—	—	—	(245)
Decrease in inventory	158	—	—	—	158
Increase in accounts payable	4,507	2,086	—	—	6,593
Increase (decrease) in other current liabilities	(5,258)	2,088	—	—	(3,170)
Other	(2,482)	(966)	—	—	(3,448)

Net cash provided by operating activities	142,236	133,733	4	—	275,973

Cash flows from investing activities:
Investment in oil and gas properties	(176,896)	(133,659)	(9,663)	—	(320,218)
Investment in fixed and other assets	(1,711)	—	—	—	(1,711)
Change in restricted funds	—	—	(3,515)	—	(3,515)
Investment in subsidiaries	(14,000)	—	(13,404)	27,404	—

Net cash used in investing activities	(192,607)	(133,659)	(26,582)	27,404	(325,444)

Cash flows from financing activities:
Deferred financing costs	(11)	—	—	—	(11)
Excess tax benefits	104	—	—	—	104
Equity proceeds from parent	—	—	27,404	(27,404)	—
Net payments for share-based compensation	(3,590)	—	—	—	(3,590)

Net cash (used in) provided by financing activities	(3,497)	—	27,404	(27,404)	(3,497)

Effect of exchange rate on cash	—	—	(186)	—	(186)

Net change in cash and cash equivalents	(53,868)	74	640	—	(53,154)
Cash and cash equivalents, beginning of period	228,398	51,128	—	—	279,526

Cash and cash equivalents, end of period	$174,530	$51,202	$640	$—	$226,372

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements appear in a number of places in this Form 10-Q and include statements with respect to, among other things:

•	any expected results or benefits associated with our acquisitions;

•	expected results from risked weighted drilling success;

•	estimates of our future oil and natural gas production, including estimates of any increases in oil and natural gas production;

•	planned capital expenditures and the availability of capital resources to fund capital expenditures;

•	our outlook on oil and natural gas prices;

•	estimates of our oil and natural gas reserves;

•	any estimates of future earnings growth;

•	the impact of political and regulatory developments;

•	our outlook on the resolution of pending litigation and government inquiry;

•	estimates of the impact of new accounting pronouncements on earnings in future periods;

•	our future financial condition or results of operations and our future revenues and expenses;

•	the amount, nature and timing of any potential divestiture transactions;

•	our access to capital and our anticipated liquidity;

•	estimates of future income taxes; and

•	our business strategy and other plans and objectives for future operations.

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

Known Trends and Uncertainties

Hurricanes – Since the majority of our production originates in the GOM, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable and practical insurance coverage for property damage to our facilities for hurricanes has been difficult to obtain for some time so we have eliminated our hurricane insurance coverage. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible increases to and/or acceleration of plugging and abandonment costs.

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

Non-U.S. Operations – In April 2013, we entered into an agreement to participate in the drilling of exploratory wells in Canada. Included in unevaluated oil and gas property costs at June 30, 2014 are $14.7 million of capital expenditures related to our oil and gas property investments in Canada. Under full cost accounting, investments in individual countries represent separate cost centers for the computation of depreciation, depletion and amortization (“DD&A”) as well as for full cost ceiling test evaluations. Given that this is our sole investment in Canada, it is possible that upon a more complete evaluation of this project that some or all of this investment could be recognized as a charge to expense on our statement of income.

Earnings Per Share – On March 5, 2012, we issued $300 million of 2017 Convertible Notes. These notes are convertible into cash, shares of our common stock or a combination thereof at our election. Current accounting standards require us to use the treasury method for determining dilution in our diluted earnings per share computation since it is management’s intention to settle the principal amount of the notes in cash. However, if due to changes in facts and circumstances beyond our control, such intention were to change, or it becomes probable that we will be unable to settle the principal in cash, we could be required to change our methodology for determining fully diluted earnings per share to the if-converted method. The if-converted method would result in a substantial dilutive effect on diluted earnings per share when compared to the treasury method.

For the second quarter of 2014, our average stock price exceeded the conversion price of $42.65 per share provided in our 2017 Convertible Notes and had a nominal dilutive impact on our diluted earnings per share computation. If this condition were to continue, it will have a dilutive impact on our diluted earnings per share computation in future quarters. Additionally, if our average stock price were to exceed the strike price of the Sold Warrants in future quarters, this would have an additional dilutive impact on our diluted earnings per share computation. Under U.S. GAAP, the mitigating impact of the antidilutive Purchased Call Options cannot be considered in the computation of diluted shares outstanding.

Liquidity and Capital Resources

As of August 5, 2014, we had $479 million of availability under our bank credit facility and cash on hand of approximately $445 million. Our capital expenditure budget for 2014 has been set at $825 million, which excludes material acquisitions and capitalized salaries, general and administrative (“SG&A”) expenses and interest. In addition, based on the results of our drilling program in the first half of 2014, we expect to have additional capital requirements in 2014 related to the development of our oil and gas properties, which may require an increase in our capital expenditure budget for 2014. Any increase in our capital expenditure budget will be subject to approval of our Board of Directors. Based on our outlook of commodity prices and our estimated production, we expect our 2014 capital expenditures to exceed our cash flows from operating activities. We intend to finance our capital expenditure budget with cash flows from operating activities, cash on hand and proceeds received from the divestitures of non-core properties and the recently completed equity offering.

Cash Flows and Working Capital. Net cash provided by operating activities totaled $257.0 million during the six months ended June 30, 2014 compared to $276.0 million in the comparable period in 2013.

Net cash used in investing activities totaled $470.2 million during the six months ended June 30, 2014, which primarily represents our investment in oil and natural gas properties of $517.9 million offset by proceeds from the sale of oil and natural gas properties of $52.0 million. Net cash used in investing activities totaled $325.4 million during the six months ended June 30, 2013, which primarily represents our investment in oil and natural gas properties.

Net cash provided by financing activities totaled $215.9 million during the six months ended June 30, 2014, which primarily represents net proceeds from the sale of common stock of approximately $226.0 million offset by net payments for share-based compensation of approximately $6.9 million and deferred financing costs of approximately $3.2 million associated with our new credit facility. Net cash used in financing activities totaled $3.5 million during the six months ended June 30, 2013, which primarily represents net payments for share-based compensation.

We had working capital at June 30, 2014 of $132.5 million.

Capital Expenditures. During the three months ended June 30, 2014, additions to oil and gas property costs of $269.7 million included $29.2 million of lease and property acquisition costs, $8.4 million of capitalized SG&A expenses (inclusive of incentive compensation) and $11.3 million of capitalized interest. During the six months ended June 30, 2014, additions to oil and gas property costs of $545.9 million included $31.3 million of lease and property acquisition costs, $16.1 million of capitalized SG&A expenses (inclusive of incentive compensation) and $24.1 million of capitalized interest. These investments were financed with cash on hand and cash flows from operations.

Bank Credit Facility. On June 24, 2014, we entered into an amended and restated revolving credit facility with commitments totaling $900 million (subject to borrowing base limitations) through a syndicated bank group, replacing our previous facility. The bank credit facility matures on July 1, 2019. Our initial borrowing base under the bank credit facility has been set at $500 million, an increase from the previous borrowing base of $400 million. As of June 30 and August 5, 2014, we had no outstanding borrowings under the bank credit facility and $21.0 million in letters of credit had been issued pursuant to the bank credit facility, leaving $479.0 million of availability under the bank credit facility. Subject to certain exceptions, the bank credit facility is required to be guaranteed by all of our material domestic direct and indirect subsidiaries. The bank credit facility is guaranteed by our only material subsidiary, Stone Offshore.

The borrowing base under the bank credit facility is redetermined semi-annually, in May and November, by the lenders, taking into consideration the estimated loan value of our oil and gas properties and those of our subsidiaries that guarantee the bank facility in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. The bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and natural gas reserves representing at least 80% of the discounted present value of the future net cash flows from their proved oil and natural gas reserves reviewed in determining the borrowing base.

Interest on loans under the bank credit facility is calculated using the LIBOR rate or the base rate, at the election of Stone. The margin for loans at the LIBOR rate is determined based on borrowing base utilization and ranges from 1.500% to 2.500%. Under the financial covenants of our bank credit facility, we must (1) maintain a ratio of Consolidated Funded Debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.75 to 1 and (2) maintain a ratio of consolidated EBITDA to consolidated Net Interest Expense, as defined in the credit agreement, for the preceding four quarterly periods of not less than 2.50 to 1. As of June 30, 2014, our debt to EBITDA ratio was 1.77 to 1 and our EBITDA to consolidated Net Interest Expense ratio was approximately 17.13 to 1. In addition, our bank credit facility includes certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of control and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases. These covenants also restrict our ability to prepay other indebtedness under certain circumstances. We were in compliance with all covenants as of June 30, 2014.

Common Stock Offering – In May 2014, we sold 5,750,000 shares of our common stock in a public offering at a price of $41.00 per share resulting in net proceeds of approximately $226.0 million after deducting the underwriting discount and offering expenses. The net proceeds are being used for general corporate purposes, which may include development of the Amethyst discovery, additional development drilling in the Cardona area, potential Utica Shale development and/or the acquisition of additional Appalachian acreage.

Sale of Non-core GOM Conventional Shelf Properties – On July 31, 2014, we completed the sale of certain of our non-core properties in the GOM conventional shelf (the “sold properties”) for cash consideration of approximately $177.6 million, after giving effect to preliminary purchase price adjustments, and the assumption of the associated asset retirement obligations. All of the proceeds from the sale have been deposited with a Qualified Intermediary for potential reinvestment in like-kind replacement property as defined under Section 1031 of the Internal Revenue Code. We have until September 14, 2014 (the “Identification Period”) to identify qualified replacement property and have until January 27, 2015 (the “Exchange Period”) to close on such property. Compliance with these provisions provides for deferral of taxable gain on these sales proceeds. The Qualified Trust Agreement and Exchange Agreement provide for certain restrictions on the use of these funds during the Identification Period and, assuming identification is accomplished, additional restrictions during the Exchange Period.

Results of Operations

The following tables set forth certain information with respect to our oil and gas operations:

	Three Months Ended June 30,
	2014	2013	Variance	% Change
Production:
Oil (MBbls)	1,481	1,767	(286)	(16%)
Natural gas (MMcf)	12,363	11,745	618	5%
Natural gas liquids (“NGLs”) (MBbls)	467	407	60	15%
Oil, natural gas and NGLs (MMcfe)	24,051	24,789	(738)	(3%)
Revenue data (in thousands): (1)
Oil revenue	$142,393	$184,498	($42,105)	(23%)
Natural gas revenue	46,667	47,832	(1,165)	(2%)
NGLs revenue	15,936	11,200	4,736	42%

Total oil, natural gas and NGL revenue	$204,996	$243,530	($38,534)	(16%)
Average prices: (1)
Oil (per Bbl)	$96.15	$104.41	($8.26)	(8%)
Natural gas (per Mcf)	3.77	4.07	(0.30)	(7%)
NGLs (per Bbl)	34.12	27.52	6.60	24%
Oil, natural gas and NGLs (per Mcfe)	8.52	9.82	(1.30)	(13%)
Expenses (per Mcfe):
Lease operating expenses	$2.06	$2.04	$0.02	1%
SG&A expenses (2)	0.69	0.61	0.08	13%
DD&A expense on oil and gas properties	3.82	3.48	0.34	10%

(1)	Includes the cash settlement of effective hedging contracts.
(2)	Excludes incentive compensation expense.

	Six Months Ended June 30,
	2014	2013	Variance	% Change
Production:
Oil (MBbls)	2,899	3,434	(535)	(16%)
Natural gas (MMcf)	25,004	22,103	2,901	13%
NGLs (MBbls)	977	623	354	57%
Oil, natural gas and NGLs (MMcfe)	48,260	46,445	1,815	4%
Revenue data (in thousands): (1)
Oil revenue	$280,682	$371,423	($90,741)	(24%)
Natural gas revenue	103,029	84,654	18,375	22%
NGLs revenue	43,906	20,378	23,528	115%

Total oil, natural gas and NGL revenue	$427,617	$476,455	($48,838)	(10%)
Average prices: (1)
Oil (per Bbl)	$96.82	$108.16	($11.34)	(10%)
Natural gas (per Mcf)	4.12	3.83	0.29	8%
NGLs (per Bbl)	44.94	32.71	12.23	37%
Oil, natural gas and NGLs (per Mcfe)	8.86	10.26	(1.40)	(14%)
Expenses (per Mcfe):
Lease operating expenses	$2.00	$2.23	($0.23)	(10%)
SG&A expenses (2)	0.68	0.63	0.05	8%
DD&A expense on oil and gas properties	3.60	3.46	0.14	4%

(1)	Includes the cash settlement of effective hedging contracts.
(2)	Excludes incentive compensation expense.

Net Income. During the three months ended June 30, 2014, we reported net income totaling $4.4 million, or $0.08 per share, compared to net income for the three months ended June 30, 2013 of $39.0 million, or $0.78 per share. During the six months ended June 30, 2014, we reported net income totaling $30.4 million, or $0.59 per share, compared to net income for the six months ended June 30, 2013 of $79.8 million, or $1.60 per share. All per share amounts are on a diluted basis.

The variance in the three and six month periods’ results was due to the following components:

Production. During the three months ended June 30, 2014, total production volumes decreased to 24.1 Bcfe compared to 24.8 Bcfe produced during the comparable 2013 period, representing a 3% decrease. Oil production during the three months ended June 30, 2014 totaled approximately 1,481,000 Bbls compared to 1,767,000 Bbls produced during the comparable 2013 period. Natural gas production totaled 12.4 Bcf during the three months ended June 30, 2014 compared to 11.7 Bcf during the comparable 2013 period. NGL production during the three months ended June 30, 2014 totaled approximately 467,000 Bbls compared to 407,000 Bbls produced during the comparable 2013 period.

During the six months ended June 30, 2014, total production volumes increased to 48.3 Bcfe compared to 46.4 Bcfe produced during the comparable 2013 period, representing a 4% increase. Oil production during the six months ended June 30, 2014 totaled approximately 2,899,000 Bbls compared to 3,434,000 Bbls produced during the comparable 2013 period. Natural gas production totaled 25.0 Bcf during the six months ended June 30, 2014 compared to 22.1 Bcf during the comparable 2013 period. NGL production during the six months ended June 30, 2014 totaled approximately 977,000 Bbls compared to 623,000 Bbls produced during the comparable 2013 period.

The increase in gas production during the six months ended June 30, 2014 was attributable to new wells in the Mary and Heather fields that were brought online during the fourth quarter of 2013 and the third well in the La Cantera field that was brought online during the second quarter of 2013. The decrease in oil production during the six months ended June 30, 2014 was partially attributable to extended downtime at our Main Pass 288 field, as well as the sale of our Weeks Island, Cut Off and Clovelly fields. Additionally, production during the three months ended June 30, 2014 was negatively impacted by scheduled production downtime at our Pompano deep water platform, unscheduled third party pipeline downtime at our Mary field in West Virginia and a slight delay in bringing new Appalachian wells on production. The Main Pass 288 field, Pompano platform and the Mary field have been returned to full production. During the six months ended June 30, 2013, production was negatively impacted by third-party pipeline failures in Appalachia.

On July 31, 2014, we completed the sale of certain of our non-core GOM conventional shelf properties. For the three months ended June 30, 2014, total production volumes attributable to the sold properties were approximately 5.0 Bcfe, comprised of 2.9 Bcf of natural gas, 315,000 Bbls of oil and 36,000 Bbls of NGLs.

Prices. Prices realized during the three months ended June 30, 2014 averaged $96.15 per Bbl of oil, $3.77 per Mcf of natural gas and $34.12 per Bbl of NGLs, or 13% lower, on an Mcfe basis, than average realized prices of $104.41 per Bbl of oil, $4.07 per Mcf of natural gas and $27.52 per Bbl of NGLs during the comparable 2013 period. Prices realized during the six months ended June 30, 2014 averaged $96.82 per Bbl of oil, $4.12 per Mcf of natural gas and $44.94 per Bbl of NGLs, or 14% lower, on an Mcfe basis, than average realized prices of $108.16 per Bbl of oil, $3.83 per Mcf of natural gas and $32.71 per Bbl of NGLs during the comparable 2013 period. All unit pricing amounts include the cash settlement of effective hedging contracts.

We enter into various derivative contracts in order to reduce our exposure to the possibility of declining oil and gas prices. Our effective hedging transactions decreased our average realized natural gas price by $0.26 per Mcf and decreased our average realized oil price by $4.15 per Bbl during the three months ended June 30, 2014. During the three months ended June 30, 2013, our effective hedging transactions increased our average realized natural gas price by $0.17 per Mcf and increased our average realized oil price by $3.02 per Bbl. During the six months ended June 30, 2014, our effective hedging transactions decreased our average realized natural gas price by $0.31 per Mcf and decreased our average realized oil price by $2.98 per Bbl. During the six months ended June 30, 2013, our effective hedging transactions increased our average realized natural gas price by $0.27 per Mcf and increased our average realized oil price by $2.88 per Bbl.

Revenue. Oil, natural gas and NGL revenue was $205.0 million during the three months ended June 30, 2014 compared to $243.5 million during the comparable period of 2013. The decrease was attributable to a 13% decrease in average realized prices in addition to a 3% decrease in production quantities on a gas equivalent basis. For the six months ended June 30, 2014 and 2013, oil, natural gas and NGL revenue totaled $427.6 million and $476.5 million, respectively. The decrease was attributable to a 14% decrease in average realized prices, which was partially offset by a 4% increase in production quantities on a gas equivalent basis. For the three months ended June 30, 2014, total oil, natural gas and NGL revenues attributable to the sold properties were $46.4 million. As a result of the July, 2014 divestiture, we expect that total revenue will be lower in future quarters until production begins at our deep water Cardona and Cardona South discoveries.

        Expenses. Lease operating expenses during the three months ended June 30, 2014 and 2013 totaled $49.5 million and $50.5 million, respectively. For the six months ended June 30, 2014 and 2013, lease operating expenses totaled $96.4 million and $103.6 million, respectively. On a unit of production basis, lease operating expenses were $2.06 per Mcfe and $2.04 per Mcfe for the three months ended June 30, 2014 and 2013, respectively, and $2.00 per Mcfe and $2.23 per Mcfe for the six months ended June 30, 2014 and 2013, respectively. The decrease in lease operating expenses during the six months ended June 30, 2014 was primarily attributable to a decrease in major maintenance projects. Lease operating expenses attributable to the sold properties were $16.5 million for the three months ended June 30, 2014. We expect lease operating expenses to be lower in future quarters as a result of the July, 2014 divestiture.

Transportation, processing and gathering expenses during the three months ended June 30, 2014 and 2013 totaled $14.1 million and $8.9 million, respectively. For the six months ended June 30, 2014 and 2013, transportation, processing, and gathering expenses totaled $28.7 million and $14.3 million, respectively. The increase was attributable to higher gas and NGL volumes, particularly in Appalachia, where processing and gathering costs are higher. For the three months ended June 30, 2014, transportation, processing and gathering expenses attributable to the sold properties were $1.3 million.

DD&A expense on oil and gas properties for the three months ended June 30, 2014 totaled $91.9 million compared to $86.3 million during the comparable period of 2013. For the six months ended June 30, 2014 and 2013, DD&A expense totaled $173.7 million and $160.8 million, respectively. On a unit of production basis, DD&A expense was $3.82 per Mcfe and $3.48 per Mcfe during the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013,

DD&A expense, on a unit of production basis, was $3.60 per Mcfe and $3.46 per Mcfe, respectively. The increase in DD&A on a per unit basis was primarily attributable to the higher unit cost of reserve additions attributable to our GOM exploration program. We anticipate that DD&A on a unit of production basis will decrease slightly in the second half of 2014 with the expected booking of additional Appalachian reserves at a lower unit cost.

SG&A expenses (exclusive of incentive compensation) for the three months ended June 30, 2014 were $16.6 million compared to $15.2 million for the three months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, SG&A expenses (exclusive of incentive compensation) totaled $33.0 million and $29.2 million, respectively. The increase was the result of increased legal fees for the six months ended June 30, 2014, as well as increased staffing and salary adjustments. SG&A expenses for the six months ended June 30, 2013 include a reimbursement of $1.6 million of legal fees relating to the settlement of litigation in prior periods.

For the three months ended June 30, 2014 and 2013, incentive compensation expense totaled $3.9 million and $2.1 million, respectively. For the six months ended June 30, 2014 and 2013, incentive compensation expense totaled $7.0 million and $3.5 million, respectively. These amounts relate to the accrual of estimated incentive compensation bonuses calculated based on the projected achievement of certain strategic objectives for each fiscal year.

Interest expense for the three months ended June 30, 2014 totaled $9.9 million, net of $11.3 million of capitalized interest, compared to interest expense of $8.9 million, net of $10.9 million of capitalized interest, during the comparable 2013 period. For the six months ended June 30, 2014, interest expense totaled $18.3 million, net of $24.1 million of capitalized interest, compared to interest expense of $18.5 million, net of $20.9 million of capitalized interest, during the comparable 2013 period. The decrease in interest expense during the six months ended June 30, 2014 was primarily the result of an increase in the amount of interest capitalized to oil and gas properties.

Off-Balance Sheet Arrangements

None.

Recent Accounting Developments

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The core principle of ASU 2014-09 is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early application is not permitted. Entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. Although we are still evaluating the effect that this new standard may have on our financial statements and related disclosures, we do not anticipate that the implementation of this new standard will have a material effect.

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

Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged for any given year without the consent of our board of directors. We believe that our hedging positions, taking into consideration the board-approved divestiture of our non-core GOM conventional shelf properties, have hedged approximately 52% of our estimated 2014 production from estimated proved reserves, 48% of our estimated 2015 production from estimated proved reserves and 7% of our estimated 2016 production from estimated proved reserves. See Part I, Item 1. Financial Statements – Note 4 – Derivative Instruments and Hedging Activities, of this Form 10-Q for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.

Since the filing of our 2013 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to commodity prices.

Interest Rate Risk

We had total debt outstanding of $1,075 million at June 30, 2014, all of which bears interest at fixed rates. The $1,075 million of fixed-rate debt is comprised of $300 million face value of the 2017 Convertible Notes and $775 million of the 2022 Notes.

Our bank credit facility is subject to an adjustable interest rate. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of this Form 10-Q. We had no outstanding borrowings under our bank credit facility as of June 30, 2014. If we borrow funds under our bank credit facility, we may be subject to increased sensitivity to interest rate movements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are named as a party in certain lawsuits and regulatory proceedings arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.

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

In October 2012, we received a notice from the Bureau of Safety and Environmental Enforcement (“BSEE”) that it was initiating an enforcement proceeding with respect to an Incident of Non-Compliance observed at our Vermillion Block 255 Platform H in April 2012. We believe that the conditions observed were not actually violations of applicable rules and accordingly initiated discussions with BSEE to resolve the matter. Notwithstanding these discussions, by “Reviewing Officer’s Final Decision” dated July 9, 2013, BSEE assessed a penalty against Stone of $200,000 based on $25,000 per day for eight days of alleged improper venting of gas at the platform. An administrative appeal before IBLA is pending. We do not believe that this proceeding will have a material adverse effect on our financial condition or results of operations.

In December 2011, a slope failure occurred adjacent to a well pad where we were drilling a well in Wetzel County, West Virginia. The slope failure was near a stream, and an estimated 250 to 300 cubic yards of soil and debris entered the stream. We responded to the incident by removing the discharged material from the stream and stabilizing the area in which the slope failure occurred. In October 2013, we received notice from the West Virginia Department of Environmental Protection that it was proposing to impose a penalty on us for an unauthorized discharge of pollutants into the affected stream. In January 2014, Stone and the West Virginia Department of Environmental Protection, Office of Oil and Gas (“OOG”), agreed to a Consent Order requiring Stone to pay $284,190, with $170,515 due within 30 days of the signed order and the balance of $113,675 to be applied to a Supplemental Environmental Project (“SEP”) within one year of entry of the Consent Order. On March 31, 2014, Stone received the signed order. Stone made the initial settlement payment and is awaiting the OOG’s approval of the proposed SEP.

In August 2013, Kimmeridge Energy Exploration Fund, L.P. (“Kimmeridge”) filed a lawsuit against Stone in the 15th Judicial District Court in Lafayette Parish, Louisiana seeking damages in the amount of $18,372,819 plus interest, costs and attorney fees. Kimmeridge alleges that (1) Stone was obligated by virtue of a letter of intent to negotiate in good faith and close an acquisition involving approximately 33,000 net mineral acres in the Illinois basin, and (2) Stone failed to pay brokerage costs incurred after December 31, 2012 pursuant to a separate letter of understanding between Stone and Kimmeridge. Stone denies Kimmeridge’s claims, as well as its damage calculations, and is vigorously defending against both claims.

In November 2012 and March 2013, after inspecting three Stone locations, the U.S. Environmental Protection Agency (“EPA”) issued two compliance orders relating, respectively, to Stone’s Maury pad site and Stone’s Weekley pad site and associated roads in Wetzel County, West Virginia. The EPA compliance orders allege that Stone placed fill material in United States jurisdictional waters without first obtaining the required Clean Water Act Section 404 permits and require that Stone restore the affected areas. The EPA proposed an administrative penalty and Stone submitted restoration plans for the affected areas. On June 2, 2014, Stone accepted the EPA’s offer to settle both compliance orders for $177,500. The subsequently issued consent agreement is subject to public comment, after which it will become final by August 12, 2014.

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

On September 24, 2007, our board of directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions and may be suspended or discontinued at any time. Additionally, shares are sometimes withheld from certain employees and nonemployee directors to pay taxes associated with the vesting of restricted stock. These withheld shares are not issued or considered common stock repurchases under our authorized share repurchase program. The following table sets forth information regarding our repurchases or acquisitions of our common stock during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2014	—	$—	—
May 1 – May 31, 2014	8,832	43.47	—
June 1 – June 30, 2014	—	—	—

	8,832	$43.47	—	$92,928,632

(1)	Amount includes shares of our common stock withheld from employees and nonemployee directors upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.
(2)	There were no repurchases of our common stock under our repurchase program during the three months ended June 30, 2014.

Item 6.	Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed August 7, 2012 (File No. 001-12074)).

3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated December 19, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 27, 2014 (File No. 001-12074)).

10.1	$900,000,000 Fourth Amended and Restated Credit Agreement among Stone Energy Corporation as Borrower, Bank of America, N.A. as Administrative Agent and Issuing Bank, and the financial institutions named therein, dated June 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 25, 2014 (File No. 001-12074)).

10.2	Purchase and Sale Agreement (as amended) between Stone Energy Offshore, L.L.C. and Stone Energy Corporation, collectively as the seller, and Talos Energy Offshore LLC, as buyer, dated June 27, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 1, 2014 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONE ENERGY CORPORATION

Date: August 6, 2014	By:	/s/ Kenneth H. Beer
Kenneth H. Beer
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed August 7, 2012 (File No. 001-12074)).

3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated December 19, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 27, 2014 (File No. 001-12074)).

10.1	$900,000,000 Fourth Amended and Restated Credit Agreement among Stone Energy Corporation as Borrower, Bank of America, N.A. as Administrative Agent and Issuing Bank, and the financial institutions named therein, dated June 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 25, 2014 (File No. 001-12074)).

10.2	Purchase and Sale Agreement (as amended) between Stone Energy Offshore, L.L.C. and Stone Energy Corporation, collectively as the seller, and Talos Energy Offshore LLC, as buyer, dated June 27, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 1, 2014 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.