Form 10-Q
period 2014-09-30
STONE ENERGY CORP
filed 2014-11-06
CIK 904080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 3, 2014, there were 56,175,414 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$180,307	$331,224
Restricted cash	177,647	—
Accounts receivable	173,775	171,971
Fair value of derivative contracts	16,635	4,549
Current income tax receivable	7,373	7,366
Deferred taxes	24,036	31,710
Inventory	3,709	3,723
Other current assets	1,884	1,874

Total current assets	585,366	552,417
Oil and gas properties, full cost method of accounting:
Proved	8,692,017	7,804,117
Less: accumulated depreciation, depletion and amortization	(6,568,551)	(5,908,760)

Net proved oil and gas properties	2,123,466	1,895,357
Unevaluated	570,658	724,339
Other property and equipment, net	32,118	26,178
Fair value of derivative contracts	6,481	1,378
Other assets, net	40,860	48,887

Total assets	$3,358,949	$3,248,556

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$121,485	$195,677
Undistributed oil and gas proceeds	58,503	37,029
Accrued interest	22,240	9,022
Fair value of derivative contracts	156	7,753
Asset retirement obligations	73,451	67,161
Other current liabilities	57,630	54,520

Total current liabilities	333,465	371,162
Long-term debt	1,037,440	1,027,084
Deferred taxes	394,846	390,693
Asset retirement obligations	336,197	435,352
Fair value of derivative contracts	24	470
Other long-term liabilities	41,350	53,509

Total liabilities	2,143,322	2,278,270

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; issued 54,882,808 and 48,750,533 shares, respectively	549	488
Treasury stock (16,582 shares, at cost)	(860)	(860)
Additional paid-in capital	1,628,942	1,397,885
Accumulated deficit	(424,193)	(425,165)
Accumulated other comprehensive income (loss)	11,189	(2,062)

Total stockholders’ equity	1,215,627	970,286

Total liabilities and stockholders’ equity	$3,358,949	$3,248,556

The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenue:
Oil production	$123,795	$186,608	$404,477	$558,031
Gas production	30,154	52,728	133,183	137,382
Natural gas liquids production	21,014	16,476	64,920	36,854
Other operational income	2,468	873	5,515	2,659
Derivative income, net	5,782	—	2,667	—

Total operating revenue	183,213	256,685	610,762	734,926

Operating expenses:
Lease operating expenses	43,561	53,986	139,918	157,547
Transportation, processing and gathering expenses	16,721	13,081	45,445	27,374
Production taxes	3,651	5,224	9,970	11,404
Depreciation, depletion and amortization	80,291	92,853	255,772	255,497
Write-down of oil and gas properties	47,130	—	47,130	—
Accretion expense	6,539	8,431	21,827	25,012
Salaries, general and administrative expenses	16,286	14,201	49,252	43,351
Incentive compensation expense	3,092	4,566	10,129	8,047
Other operational expenses	298	237	510	382
Derivative expense, net	—	1,684	—	1,537

Total operating expenses	217,569	194,263	579,953	530,151

Income (loss) from operations	(34,356)	62,422	30,809	204,775

Other (income) expenses:
Interest expense	10,323	7,922	28,593	26,452
Interest income	(169)	(1,311)	(505)	(1,543)
Other income	(695)	(782)	(2,124)	(2,190)
Other expense	95	—	274	—

Total other expenses	9,554	5,829	26,238	22,719

Income (loss) before income taxes	(43,910)	56,593	4,571	182,056

Provision (benefit) for income taxes:
Current	—	(88)	—	(10,827)
Deferred	(14,495)	20,579	3,599	77,001

Total income taxes	(14,495)	20,491	3,599	66,174

Net income (loss)	($29,415)	$36,102	$972	$115,882

Basic earnings (loss) per share	($0.54)	$0.72	$0.02	$2.32
Diluted earnings (loss) per share	($0.54)	$0.72	$0.02	$2.32
Average shares outstanding	54,866	48,732	51,998	48,680
Average shares outstanding assuming dilution	54,866	48,776	52,139	48,720

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	($29,415)	$36,102	$972	$115,882
Other comprehensive income (loss), net of tax effect:
Derivatives	30,975	(18,384)	14,620	(22,164)
Foreign currency translation	(1,625)	267	(1,369)	(256)

Comprehensive income (loss)	($65)	$17,985	$14,223	$93,462

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$972	$115,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	255,772	255,497
Write-down of oil and gas properties	47,130	—
Accretion expense	21,827	25,012
Deferred income tax provision	3,599	77,001
Settlement of asset retirement obligations	(47,217)	(61,178)
Non-cash stock compensation expense	8,409	7,583
Excess tax benefits	—	(156)
Non-cash derivative (income) expense	(2,386)	1,626
Non-cash interest expense	12,393	12,384
Change in current income taxes	(6)	(704)
Increase in accounts receivable	(1,805)	(22,277)
(Increase) decrease in other current assets	(10)	2,187
Decrease in inventory	—	158
Increase (decrease) in accounts payable	(3,547)	8,035
Increase in other current liabilities	37,441	20,251
Other	(172)	(1,791)

Net cash provided by operating activities	332,400	439,510

Cash flows from investing activities:
Investment in oil and gas properties	(727,488)	(472,304)
Proceeds from sale of oil and gas properties, net of expenses	223,299	6,300
Investment in fixed and other assets	(8,790)	(3,830)
Change in restricted funds	(185,752)	(2,394)

Net cash used in investing activities	(698,731)	(472,228)

Cash flows from financing activities:
Net proceeds from issuance of common stock	225,999	—
Deferred financing costs	(3,329)	(11)
Excess tax benefits	—	156
Net payments for share-based compensation	(7,161)	(3,733)

Net cash provided by (used in) financing activities	215,509	(3,588)

Effect of exchange rate changes on cash	(95)	(145)

Net change in cash and cash equivalents	(150,917)	(36,451)
Cash and cash equivalents, beginning of period	331,224	279,526

Cash and cash equivalents, end of period	$180,307	$243,075

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Interim Financial Statements

The condensed consolidated financial statements of Stone Energy Corporation (“Stone”) and its subsidiaries as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 Annual Report on Form 10-K”). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our 2013 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of future financial results.

Note 2 – Earnings Per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Income (numerator):
Basic:
Net income (loss)	($29,415)	$36,102	$972	$115,882
Net income attributable to participating securities	—	(924)	(22)	(2,728)

Net income (loss) attributable to common stock—basic	($29,415)	$35,178	$950	$113,154

Diluted:
Net income (loss)	($29,415)	$36,102	$972	$115,882
Net income attributable to participating securities	—	(923)	(22)	(2,726)

Net income (loss) attributable to common stock—diluted	($29,415)	$35,179	$950	$113,156

Weighted average shares (denominator):
Weighted average shares—basic	54,866	48,732	51,998	48,680
Dilutive effect of stock options	—	44	53	40
Dilutive effect of convertible notes	—	—	88	—

Weighted average shares—diluted	54,866	48,776	52,139	48,720

Basic earnings (loss) per share	($0.54)	$0.72	$0.02	$2.32

Diluted earnings (loss) per share	($0.54)	$0.72	$0.02	$2.32

All outstanding stock options were considered antidilutive during the three months ended September 30, 2014 (205,000 shares) because we had a net loss for such period. Stock options that were considered antidilutive because the exercise price of the options exceeded the average price of our common stock for the applicable period totaled approximately 116,000 shares during the nine months ended September 30, 2014 and 327,000 shares during the three and nine months ended September 30, 2013.

During the three months ended September 30, 2014 and 2013, approximately 10,000 shares and 22,000 shares of our common stock, respectively, were issued from authorized shares upon the lapsing of forfeiture restrictions of restricted stock by employees and nonemployee directors. During the nine months ended September 30, 2014 and 2013, approximately 382,000 shares and 358,000 shares of common stock, respectively, were issued from authorized shares upon the lapsing of forfeiture restrictions of restricted stock and the exercise of stock options by employees and nonemployee directors. In May 2014, 5,750,000 shares of our common stock were issued in a public offering (see Note 3 – Common Stock Offering).

Because it is management’s stated intention to redeem the principal amount of our 1 3⁄4% Senior Convertible Notes due 2017 (the “2017 Convertible Notes”) (see Note 5 – Long-Term Debt) in cash, we have used the treasury method for determining dilution in the diluted earnings per share computation. Since the average price of our common stock was less than the effective conversion price for such notes during the three months ended September 30, 2014, and because we had a net loss for such period, the 2017 Convertible Notes were not dilutive for such period. During the three months ended June 30, 2014, the average price of our common stock exceeded the effective conversion price of the 2017 Convertible Notes and had a dilutive impact on the diluted earnings per share computation for the nine months ended September 30, 2014. For the prior year periods presented, the average price of our common stock was less than the effective conversion price for such notes, resulting in no dilutive effect on the diluted earnings per share computation for such periods. For all periods presented, the average price of our common stock was less than the strike price of the Sold Warrants (as defined in Note 5 – Long-Term Debt) and therefore, such warrants were not dilutive for such periods. Based on the terms of the Purchased Call Options (as defined in Note 5 – Long-Term Debt), such call options are antidilutive and therefore, were not included in the calculation of diluted earnings per share.

Note 3 – Common Stock Offering

In May 2014, we sold 5,750,000 shares of our common stock in a public offering at a price of $41.00 per share resulting in net proceeds of approximately $226.0 million after deducting the underwriting discount and offering expenses.

Note 4 – Derivative Instruments and Hedging Activities

Our hedging strategy is designed to protect our near and intermediate term cash flows from future declines in oil and natural gas prices. This protection is essential to capital budget planning, which is sensitive to expenditures that must be committed to in advance, such as rig contracts and the purchase of tubular goods. We enter into derivative transactions to secure a commodity price for a portion of future production that is acceptable at the time of the transaction. These derivatives are generally designated as cash flow hedges upon entering into the contracts. We do not enter into derivative transactions for trading purposes. We have no fair value hedges.

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

The following table illustrates our derivative positions for calendar years 2014, 2015 and 2016 as of November 3, 2014:

	Fixed-Price Swaps (NYMEX, except where noted)
	Natural Gas			Oil
	Daily Volume (MMBtus/d)		Swap Price ($)	Daily Volume (Bbls/d)		Swap Price ($)
2014	10,000		4.000	1,000		90.06
2014	10,000		4.040	1,000	(a)	90.25
2014	10,000		4.105	1,000		92.25
2014	10,000		4.190	1,000		93.55
2014	10,000	(b)	4.250	1,000		94.00
2014	10,000		4.250	1,000		98.00
2014	10,000		4.350	1,000		98.30
2014				2,000	(c)	98.85
2014				1,000		99.65
2014				1,000	(d)	103.30
2015	10,000		4.005	1,000		89.00
2015	10,000		4.120	1,000		90.00
2015	10,000		4.150	1,000		90.25
2015	10,000		4.165	1,000		90.40
2015	10,000		4.220	1,000		91.05
2015	10,000		4.255	1,000		93.28
2015				1,000		93.37
2015				1,000		94.85
2015				1,000		95.00
2016	10,000		4.110	1,000		90.00
2016	10,000		4.120

(a)	October through December
(b)	February through December
(c)	January through June
(d)	Brent crude oil contract

All of our derivative instruments at December 31, 2013 were designated as effective cash flow hedges. At June 30, 2014, certain of our natural gas derivative instruments no longer qualified as cash flow hedges, as it was no longer probable, subsequent to the sale of our non-core Gulf of Mexico (“GOM”) conventional shelf properties (see Note 7 – Divestitures), that GOM natural gas production would be sufficient to cover the GOM volumes hedged. We discontinued hedge accounting for such contracts as of June 30, 2014. Contracts no longer qualifying as cash flow hedges were comprised of three natural gas contracts for the months of August through December 2014 and two natural gas contracts for the months of January through December 2015. Additionally, a small portion of our cash flow hedges are typically determined to be ineffective because oil and natural gas price changes in the markets in which we sell our products are not 100% correlative to changes in the underlying price basis indicative in the derivative contract. At September 30, 2014, we had accumulated other comprehensive income of $13.2 million, net of tax, related to the fair value of our effective cash flow hedges that were outstanding as of September 30, 2014. We believe that approximately $9.3 million, net of tax, of accumulated other comprehensive income will be reclassified into earnings in the next 12 months.

Derivatives qualifying as hedging instruments:

The following tables disclose the location and fair value amounts of derivatives qualifying as hedging instruments, as reported in our balance sheet, at September 30, 2014 and December 31, 2013:

Fair Value of Derivatives Qualifying as Hedging Instruments at September 30, 2014
(In millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of derivative contracts	$15.4	Current liabilities: Fair value of derivative contracts	$0.2
	Long-term assets: Fair value of derivative contracts	6.3	Long-term liabilities: Fair value of derivative contracts	—

		$21.7		$0.2

Fair Value of Derivatives Qualifying as Hedging Instruments at December 31, 2013
(In millions)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of derivative contracts	$4.5	Current liabilities: Fair value of derivative contracts	$7.8
	Long-term assets: Fair value of derivative contracts	1.4	Long-term liabilities: Fair value of derivative contracts	0.5

		$5.9		$8.3

The following tables disclose the before tax effect of derivatives qualifying as hedging instruments, as reported in the statement of operations, for the three and nine month periods ended September 30, 2014 and 2013:

Effect of Derivatives Qualifying as Hedging Instruments on the Statement of Operations for the Three Months Ended September 30, 2014 and 2013 (In millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) (a)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2014	2013	Location	2014	2013	Location	2014	2013
Commodity contracts	$47.1	($30.8)	Operating revenue—oil/gas production	($1.3)	($2.1)	Derivative (expense) income, net	$2.1	($1.7)

Total	$47.1	($30.8)		($1.3)	($2.1)		$2.1	($1.7)

(a)	For the three months ended September 30, 2014, effective hedging contracts decreased oil revenue by $1.3 million and had a minimal effect on gas revenue. For the three months ended September 30, 2013, effective hedging contracts decreased oil revenue by $7.5 million and increased gas revenue by $5.4 million.

Effect of Derivatives Qualifying as Hedging Instruments on the Statement of Operations for the Nine Months Ended September 30, 2014 and 2013 (In millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) (a)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2014	2013	Location	2014	2013	Location	2014	2013
Commodity contracts	$3.7	($20.9)	Operating revenue—oil/gas production	($17.6)	$13.8	Derivative (expense) income, net	$0.5	($1.5)

Total	$3.7	($20.9)		($17.6)	$13.8		$0.5	($1.5)

(a)	For the nine months ended September 30, 2014, effective hedging contracts decreased oil revenue by $10.0 million and decreased gas revenue by $7.6 million. For the nine months ended September 30, 2013, effective hedging contracts increased oil revenue by $2.4 million and increased gas revenue by $11.4 million.

Derivatives not qualifying as hedging instruments:

The following table discloses the location and fair value amounts of our derivatives not qualifying as hedging instruments, as reported in our balance sheet, at September 30, 2014. All of our derivatives at December 31, 2013 qualified as hedging instruments.

Fair Value of Derivatives Not Qualifying as Hedging Instruments at September 30, 2014 (In millions)
Description	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of derivative contracts	$1.2
	Long-term assets: Fair value of derivative contracts	0.2

		$1.4

Gains or losses related to changes in fair value and cash settlements for derivatives not qualifying as hedging instruments are recorded as derivative income (expense) in the statement of operations. The following table discloses the before tax effect of our derivatives not qualifying as hedging instruments on the statement of operations for the three and nine month periods ended September 30, 2014:

Amount of Gain Recognized in Derivative Income (In millions)
Description	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Commodity contracts:
Cash settlements	$0.7	$0.7
Change in fair value	3.0	1.5

Total gains on non-qualifying hedges	$3.7	$2.2

Offsetting of derivative assets and liabilities:

Our derivative contracts are subject to netting arrangements. It is our policy to not offset our derivative contracts in presenting the fair value of these contracts as assets and liabilities in our balance sheet. The following presents the potential impact of the rights of offset associated with our recognized assets and liabilities at September 30, 2014 (in millions):

	As Presented Without Netting	Effects of Netting	With Effects of Netting
Current assets: Fair value of derivative contracts	$16.6	($0.2)	$16.4
Long-term assets: Fair value of derivative contracts	6.5	—	6.5
Current liabilities: Fair value of derivative contracts	(0.2)	0.2	—
Long-term liabilities: Fair value of derivative contracts	—	—	—

Note 5 – Long-Term Debt

Long-term debt consisted of the following at:

	September 30, 2014	December 31, 2013
	(In millions)
1 3⁄4% Senior Convertible Notes due 2017	$262.4	$252.1
7 1⁄2% Senior Notes due 2022	775.0	775.0
Bank debt	—	—

Total long-term debt	$1,037.4	$1,027.1

Bank Debt. On June 24, 2014, we entered into an amended and restated revolving credit facility with commitments totaling $900 million (subject to borrowing base limitations) through a syndicated bank group, replacing our previous facility. The bank credit facility matures on July 1, 2019. Our initial borrowing base under the bank credit facility was set at $500 million and was reaffirmed at $500 million in October 2014. As of September 30, 2014 and November 3, 2014, we had no outstanding borrowings under the bank credit facility and $19.2 million in letters of credit had been issued pursuant to the bank credit facility, leaving $480.8 million of availability under the bank credit facility. Subject to certain exceptions, the bank credit facility is required to be guaranteed by all of our material domestic direct and indirect subsidiaries. The bank credit facility is guaranteed by our only material subsidiary, Stone Energy Offshore, L.L.C. (“Stone Offshore”).

The borrowing base under the bank credit facility is redetermined semi-annually, in May and November, by the lenders, taking into consideration the estimated loan value of our oil and gas properties and those of our subsidiaries that guarantee the bank credit facility in accordance with the lenders’ customary practices for oil and gas loans. In addition, we and the lenders each have discretion at any time, but not more than two additional times in any calendar year, to have the borrowing base redetermined. The bank credit facility is collateralized by substantially all of Stone’s and Stone Offshore’s assets. Stone and Stone Offshore are required to mortgage, and grant a security interest in, their oil and natural gas reserves representing at least 80% of the discounted present value of the future net cash flows from their proved oil and natural gas reserves reviewed in determining the borrowing base.

Interest on loans under the bank credit facility is calculated using the London Interbank Offering (“LIBOR”) rate or the base rate, at the election of Stone. The margin for loans at the LIBOR rate is determined based on borrowing base utilization and ranges from 1.500% to 2.500%. The bank credit facility provides for optional and mandatory prepayments and affirmative and negative covenants, including interest coverage ratio and leverage ratio maintenance covenants. We were in compliance with all covenants as of September 30, 2014.

2017 Convertible Notes. On March 6, 2012, we issued in a private offering $300 million in aggregate principal amount of the 2017 Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2017 Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate of 23.4449 shares of our common stock per $1,000 principal amount of 2017 Convertible Notes, which corresponds to an initial conversion price of approximately $42.65 per share of our common stock. On September 30, 2014, our closing share price was $31.36. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture related to the 2017 Convertible Notes. Upon conversion, we will be obligated to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Prior to December 1, 2016, the 2017 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date.

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

We also entered into separate warrant transactions whereby, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, we sold to the Dealers warrants to acquire, subject to customary antidilution adjustments, approximately 7,033,470 shares of our common stock (the “Sold Warrants”) at a strike price of $55.91 per share of our common stock. We received aggregate proceeds of approximately $40.1 million from the sale of the Sold Warrants to the Dealers. If, upon expiration of the Sold Warrants, the price per share of our common stock, as measured under the Sold Warrants, is greater than the strike price of the Sold Warrants, we will be required to issue, without further consideration, under each Sold Warrant a number of shares of our common stock with a value equal to the amount of such difference.

As of September 30, 2014, the carrying amount of the liability component of the 2017 Convertible Notes was $262.4 million. During the three and nine months ended September 30, 2014, we recognized $3.5 million and $10.4 million, respectively, of interest expense for the amortization of the discount and $0.3 million and $1.0 million, respectively, of interest expense for the amortization of deferred financing costs related to the 2017 Convertible Notes. During the three and nine months ended September 30, 2014, we recognized $1.3 million and $3.9 million, respectively, of interest expense related to the contractual interest coupon on the 2017 Convertible Notes.

Note 6 – Asset Retirement Obligations

The change in our asset retirement obligations during the nine months ended September 30, 2014 is set forth below:

Nine Months Ended September 30, 2014
(In millions)
Asset retirement obligations as of the beginning of the period, including current portion	$502.5
Liabilities incurred	24.4
Liabilities settled	(46.6)
Divestment of properties	(136.4)
Accretion expense	21.8
Revision of estimates	43.9

Asset retirement obligations as of the end of the period, including current portion	$409.6

Note 7 – Divestitures

On January 16, 2014, we completed the sale of our interests in the Cut Off and Clovelly fields for cash consideration of approximately $44.8 million and the assumption of the associated asset retirement obligations of approximately $9.2 million. On January 31, 2014, we completed the sale of our interest in the Hatch Point field for cash consideration of approximately $9.7 million and the assumption of the associated asset retirement obligations of approximately $1.2 million. On July 31, 2014, we completed the sale of certain of our non-core properties in the GOM conventional shelf for cash consideration of approximately $177.6 million, after giving effect to preliminary purchase price adjustments, and the assumption of the associated asset retirement obligations of approximately $125.1 million. At December 31, 2013, the estimated proved reserves associated with these assets represented approximately 9% of our total estimated proved oil and natural gas reserves. These sales were accounted for as adjustments to capitalized costs, with total consideration (cash consideration plus the assumed asset retirement obligations) recorded as an increase to accumulated depreciation, depletion and amortization (“DD&A”). No gain or loss was recognized since the adjustments did not significantly alter the relationship between capitalized costs and proved reserves.

All of the proceeds from the July 31, 2014 sale of our non-core GOM conventional shelf properties have been deposited with a Qualified Intermediary (under the terms of a Qualified Trust Agreement and Exchange Agreement) for potential reinvestment in like-kind replacement property as defined under Section 1031 of the Internal Revenue Code, and are included in our balance sheet as restricted cash. Compliance with provisions under the Qualified Trust Agreement and Exchange Agreement provides for deferral of taxable gain on these sales proceeds. We have until January 27, 2015 (the “Exchange Period”) to close on a transaction for like-kind replacement property in order to achieve deferral of our realized tax gain. The Qualified Trust Agreement and Exchange Agreement provide for certain restrictions on the use of these funds during the Exchange Period.

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

As of September 30, 2014 and December 31, 2013, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in marketable securities. We utilize the services of an independent third party to assist us in valuing our derivative instruments. We used the income approach in determining the fair value of our derivative instruments utilizing a proprietary pricing model. The model accounts for our credit risk and the credit risk of our counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy. For a more detailed description of our derivative instruments, see Note 4 – Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in marketable securities, which are included within the Level 1 fair value hierarchy.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014:

	Fair Value Measurements at September 30, 2014
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Marketable securities (Other assets)	$8.4	$8.4	$—	$—
Derivative contracts	23.1	—	23.1	—

Total	$31.5	$8.4	$23.1	$—

	Fair Value Measurements at September 30, 2014
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivative contracts	$0.2	$—	$0.2	$—

Total	$0.2	$—	$0.2	$—

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

	Fair Value Measurements at December 31, 2013
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Marketable securities (Other assets)	$8.2	$8.2	$—	$—
Derivative contracts	5.9	—	5.9	—

Total	$14.1	$8.2	$5.9	$—

	Fair Value Measurements at December 31, 2013
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivative contracts	$8.3	$—	$8.3	$—

Total	$8.3	$—	$8.3	$—

The fair value of cash and cash equivalents and our variable-rate bank debt approximated book value at September 30, 2014 and December 31, 2013. As of September 30, 2014 and December 31, 2013, the fair value of the liability component of the 2017 Convertible Notes was approximately $266.7 million and $260.4 million, respectively. As of September 30, 2014 and December 31, 2013, the fair value of the 7 1⁄2% Senior Notes due 2022 (the “2022 Notes”) was approximately $802.1 million and $814.7 million, respectively.

The fair value of the 2022 Notes was determined based on quotes obtained from brokers, which represent Level 1 inputs. We applied fair value concepts in determining the liability component of the 2017 Convertible Notes (see Note 5 – Long-Term Debt) at inception, September 30, 2014 and December 31, 2013. The fair value of the liability was estimated using an income approach. The significant inputs in these determinations were market interest rates based on quotes obtained from brokers and represent Level 2 inputs.

Note 9 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2014 were as follows (in millions):

	Cash Flow Hedges	Foreign Currency Items	Total
For the Three Months Ended September 30, 2014
Beginning balance, net of tax	($17.8)	($0.4)	($18.2)

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	47.1	—	47.1
Foreign currency translations	—	(1.6)	(1.6)
Income tax effect	(16.9)	—	(16.9)

Net of tax	30.2	(1.6)	28.6

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	(1.3)	—	(1.3)
Income tax effect	0.5	—	0.5

Net of tax	(0.8)	—	(0.8)

Other comprehensive income (loss), net of tax	31.0	(1.6)	29.4

Ending balance, net of tax	$13.2	($2.0)	$11.2

	Cash Flow Hedges	Foreign Currency Items	Total
For the Nine Months Ended September 30, 2014
Beginning balance, net of tax	($1.4)	($0.7)	($2.1)

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	3.7	—	3.7
Foreign currency translations	—	(1.3)	(1.3)
Income tax effect	(1.2)	—	(1.2)

Net of tax	2.5	(1.3)	1.2

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	(17.6)	—	(17.6)
Derivative expense, net	(1.5)	—	(1.5)
Income tax effect	7.0	—	7.0

Net of tax	(12.1)	—	(12.1)

Other comprehensive income (loss), net of tax	14.6	(1.3)	13.3

Ending balance, net of tax	$13.2	($2.0)	$11.2

Changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2013, were as follows (in millions):

	Cash Flow Hedges	Foreign Currency Items	Total
For the Three Months Ended September 30, 2013
Beginning balance, net of tax	$25.0	($0.5)	$24.5

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	(30.8)	—	(30.8)
Foreign currency translations	—	0.3	0.3
Income tax effect	11.1	—	11.1

Net of tax	(19.7)	0.3	(19.4)

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	(2.1)	—	(2.1)
Income tax effect	0.8	—	0.8

Net of tax	(1.3)	—	(1.3)

Other comprehensive income (loss), net of tax	(18.4)	0.3	(18.1)

Ending balance, net of tax	$6.6	($0.2)	$6.4

	Cash Flow Hedges	Foreign Currency Items	Total
For the Nine Months Ended September 30, 2013
Beginning balance, net of tax	$28.8	$—	$28.8

Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	(20.9)	—	(20.9)
Foreign currency translations	—	(0.2)	(0.2)
Income tax effect	7.6	—	7.6

Net of tax	(13.3)	(0.2)	(13.5)

Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/gas production	13.8	—	13.8
Income tax effect	(4.9)	—	(4.9)

Net of tax	8.9	—	8.9

Other comprehensive loss, net of tax	(22.2)	(0.2)	(22.4)

Ending balance, net of tax	$6.6	($0.2)	$6.4

Note 10 – Investment in Oil and Gas Properties

Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (excluding cash flows related to estimated abandonment costs) to the net capitalized costs of proved oil and gas properties net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. At September 30, 2014, our ceiling test computation resulted in a write-down of our U.S. oil and gas properties of $47.1 million based on twelve month average prices, net of applicable differentials, of $94.94 per barrel of oil, $4.19 per Mcf of natural gas and $41.33 per barrel of natural gas liquids.

In April 2013, we entered into an agreement to participate in the drilling of exploratory wells in Canada. Included in unevaluated oil and gas property costs at September 30, 2014 and December 31, 2013, were $25.7 million and $10.6 million, respectively, of capital expenditures related to our oil and gas property investments in Canada.

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

Note 12 – Subsequent Event

In October 2014, we contracted a deep water drilling rig for our multi-year, deep water program in the GOM. The primary term contract is for 30 months and is expected to commence during the second quarter of 2015 at a rate of approximately $350,000 per day, representing a total commitment of approximately $319 million. The contract permits us to exercise options to extend the term up to an additional 12 months. We also have the option to reduce the primary term contract by up to six months, subject to notification no later than March 31, 2015.

Note 13 – Recently Issued Accounting Standards

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

Note 14 – Guarantor Financial Statements

Stone Offshore is an unconditional guarantor (the “Guarantor Subsidiary”) of the 2017 Convertible Notes and the 2022 Notes. Our other subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. The following presents unaudited condensed consolidating financial information as of September 30, 2014 and December 31, 2013 and for the three and nine month periods ended September 30, 2014 and 2013 on an issuer (parent company), Guarantor Subsidiary, Non-Guarantor Subsidiaries and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2014

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$125,740	$54,440	$127	$—	$180,307
Restricted cash	177,647	—	—	—	177,647
Accounts receivable	153,685	224,491	34	(204,435)	173,775
Fair value of derivative contracts	—	16,635	—	—	16,635
Current income tax receivable	7,373	—	—	—	7,373
Deferred taxes *	3,445	20,591	—	—	24,036
Inventory	3,426	283	—	—	3,709
Other current assets	1,876	—	8	—	1,884

Total current assets	473,192	316,440	169	(204,435)	585,366
Oil and gas properties, full cost method:
Proved	1,563,596	7,128,421	—	—	8,692,017
Less: accumulated DD&A	(613,590)	(5,954,961)	—	—	(6,568,551)

Net proved oil and gas properties	950,006	1,173,460	—	—	2,123,466
Unevaluated	299,225	245,754	25,679	—	570,658
Other property and equipment, net	32,118	—	—	—	32,118
Fair value of derivative contracts	—	6,481	—	—	6,481
Other assets, net	21,464	1,906	17,490	—	40,860
Investment in subsidiary	857,909	—	40,605	(898,514)	—

Total assets	$2,633,914	$1,744,041	$83,943	($1,102,949)	$3,358,949

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	245,870	$48,661	$31,389	($204,435)	$121,485
Undistributed oil and gas proceeds	57,410	1,093	—	—	58,503
Accrued interest	22,240	—	—	—	22,240
Fair value of derivative contracts	—	156	—	—	156
Asset retirement obligations	—	73,451	—	—	73,451
Other current liabilities	57,131	499	—	—	57,630

Total current liabilities	382,651	123,860	31,389	(204,435)	333,465
Long-term debt	1,037,440	—	—	—	1,037,440
Deferred taxes *	(46,057)	440,903	—	—	394,846
Asset retirement obligations	2,903	333,294	—	—	336,197
Fair value of derivative contracts	—	24	—	—	24
Other long-term liabilities	41,350	—	—	—	41,350

Total liabilities	1,418,287	898,081	31,389	(204,435)	2,143,322

Commitments and contingencies
Stockholders’ equity:
Common stock	549	—	—	—	549
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,628,942	1,309,562	56,657	(1,366,219)	1,628,942
Accumulated deficit	(424,193)	(476,828)	(31)	476,859	(424,193)
Accumulated other comprehensive income (loss)	11,189	13,226	(4,072)	(9,154)	11,189

Total stockholders’ equity	1,215,627	845,960	52,554	(898,514)	1,215,627

Total liabilities and stockholders’ equity	$2,633,914	$1,744,041	$83,943	($1,102,949)	$3,358,949

*	Deferred income taxes have been allocated to the Guarantor Subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$246,294	$84,290	$640	$—	$331,224
Accounts receivable	74,887	97,128	—	(44)	171,971
Fair value of derivative contracts	—	4,549	—	—	4,549
Current income tax receivable	7,366	—	—	—	7,366
Deferred taxes *	8,659	23,051	—	—	31,710
Inventory	3,440	283	—	—	3,723
Other current assets	1,874	—	—	—	1,874

Total current assets	342,520	209,301	640	(44)	552,417
Oil and gas properties, full cost method:
Proved	1,309,527	6,494,590	—	—	7,804,117
Less: accumulated DD&A	(459,932)	(5,448,828)	—	—	(5,908,760)

Net proved oil and gas properties	849,595	1,045,762	—	—	1,895,357
Unevaluated	325,113	388,643	10,583	—	724,339
Other property and equipment, net	26,178	—	—	—	26,178
Fair value of derivative contracts	—	1,378	—	—	1,378
Other assets, net	45,410	1,349	2,128	—	48,887
Investment in subsidiary	747,472	—	12,711	(760,183)	—

Total assets	$2,336,288	$1,646,433	$26,062	($760,227)	$3,248,556

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$173,147	$22,530	$44	($44)	$195,677
Undistributed oil and gas proceeds	34,386	2,643	—	—	37,029
Accrued interest	9,022	—	—	—	9,022
Fair value of derivative contracts	—	7,753	—	—	7,753
Asset retirement obligations	—	67,161	—	—	67,161
Other current liabilities	53,682	838	—	—	54,520

Total current liabilities	270,237	100,925	44	(44)	371,162
Long-term debt	1,027,084	—	—	—	1,027,084
Deferred taxes *	10,227	380,466	—	—	390,693
Asset retirement obligations	4,945	430,407	—	—	435,352
Fair value of derivative contracts	—	470	—	—	470
Other long-term liabilities	53,509	—	—	—	53,509

Total liabilities	1,366,002	912,268	44	(44)	2,278,270

Commitments and contingencies
Stockholders’ equity:
Common stock	488	—	—	—	488
Treasury stock	(860)	—	—	—	(860)
Additional paid-in capital	1,397,885	1,309,563	27,403	(1,336,966)	1,397,885
Accumulated deficit	(425,165)	(574,003)	(52)	574,055	(425,165)
Accumulated other comprehensive loss	(2,062)	(1,395)	(1,333)	2,728	(2,062)

Total stockholders’ equity	970,286	734,165	26,018	(760,183)	970,286

Total liabilities and stockholders’ equity	$2,336,288	$1,646,433	$26,062	($760,227)	$3,248,556

*	Deferred income taxes have been allocated to the Guarantor Subsidiary where related oil and gas properties reside.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$11,692	$112,103	$—	$—	$123,795
Gas production	16,001	14,153	—	—	30,154
Natural gas liquids production	15,820	5,194	—	—	21,014
Other operational income	2,417	51	—	—	2,468
Derivative income, net	—	5,782	—	—	5,782

Total operating revenue	45,930	137,283	—	—	183,213

Operating expenses:
Lease operating expenses	5,619	37,942	—	—	43,561
Transportation, processing and gathering expenses	14,379	2,342	—	—	16,721
Production taxes	2,936	715	—	—	3,651
Depreciation, depletion, amortization	36,598	43,693	—	—	80,291
Write-down of oil and gas properties	47,130	—	—	—	47,130
Accretion expense	56	6,483	—	—	6,539
Salaries, general and administrative	16,273	1	12	—	16,286
Incentive compensation expense	3,092	—	—	—	3,092
Other operational expense	294	4	—	—	298

Total operating expenses	126,377	91,180	12	—	217,569

Income (loss) from operations	(80,447)	46,103	(12)	—	(34,356)

Other (income) expenses:
Interest expense	10,316	7	—	—	10,323
Interest income	(76)	(82)	(11)	—	(169)
Other income	(164)	(531)	—	—	(695)
Other expense	95	—	—	—	95
(Income) loss from investment in subsidiaries	(29,894)	—	2	29,892	—

Total other (income) expenses	(19,723)	(606)	(9)	29,892	9,554

Income (loss) before taxes	(60,724)	46,709	(3)	(29,892)	(43,910)

Provision (benefit) for income taxes:
Current	—	—	—	—	—
Deferred	(31,309)	16,814	—	—	(14,495)

Total income taxes	(31,309)	16,814	—	—	(14,495)

Net income (loss)	($29,415)	$29,895	($3)	($29,892)	($29,415)

Comprehensive income (loss)	($65)	$29,895	($3)	($29,892)	($65)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$6,904	$179,704	$—	$—	$186,608
Gas production	19,971	32,757	—	—	52,728
Natural gas liquids production	9,224	7,252	—	—	16,476
Other operational income	711	162	—	—	873

Total operating revenue	36,810	219,875	—	—	256,685

Operating expenses:
Lease operating expenses	3,895	50,091	—	—	53,986
Transportation, processing and gathering expenses	10,072	3,009	—	—	13,081
Production taxes	1,773	3,451	—	—	5,224
Depreciation, depletion, amortization	26,728	66,125	—	—	92,853
Accretion expense	93	8,338	—	—	8,431
Salaries, general and administrative	14,202	—	(1)	—	14,201
Incentive compensation expense	4,566	—	—	—	4,566
Other operational expenses	194	43	—	—	237
Derivative expense, net	—	1,684	—	—	1,684

Total operating expenses	61,523	132,741	(1)	—	194,263

Income (loss) from operations	(24,713)	87,134	1	—	62,422

Other (income) expenses:
Interest expense	7,922	—	—	—	7,922
Interest income	(1,234)	(69)	(8)	—	(1,311)
Other income	(230)	(552)	—	—	(782)
Income from investment in subsidiaries	(56,166)	—	(7)	56,173	—

Total other (income) expenses	(49,708)	(621)	(15)	56,173	5,829

Income before taxes	24,995	87,755	16	(56,173)	56,593

Provision (benefit) for income taxes:
Current	(88)	—	—	—	(88)
Deferred	(11,019)	31,598	—	—	20,579

Total income taxes	(11,107)	31,598	—	—	20,491

Net income	$36,102	$56,157	$16	($56,173)	$36,102

Comprehensive income	$17,985	$56,157	$16	($56,173)	$17,985

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$24,182	$380,295	$—	$—	$404,477
Gas production	65,640	67,543	—	—	133,183
Natural gas liquids production	44,293	20,627	—	—	64,920
Other operational income	5,121	394	—	—	5,515
Derivative income, net	—	2,667	—	—	2,667

Total operating revenue	139,236	471,526	—	—	610,762

Operating expenses:
Lease operating expenses	14,678	125,240	—	—	139,918
Transportation, processing and gathering expenses	35,152	10,293	—	—	45,445
Production taxes	6,520	3,450	—	—	9,970
Depreciation, depletion, amortization	95,038	160,734	—	—	255,772
Write-down of oil and gas properties	47,130	—	—	—	47,130
Accretion expense	185	21,642	—	—	21,827
Salaries, general and administrative	49,237	3	12	—	49,252
Incentive compensation expense	10,129	—	—	—	10,129
Other operational expenses	470	40	—	—	510

Total operating expenses	258,539	321,402	12	—	579,953

Income (loss) from operations	(119,303)	150,124	(12)	—	30,809

Other (income) expenses:
Interest expense	28,549	44	—	—	28,593
Interest income	(301)	(181)	(23)	—	(505)
Other income	(537)	(1,587)	—	—	(2,124)
Other expense	274	—	—	—	274
Income from investment in subsidiaries	(97,186)	—	(10)	97,196	—

Total other (income) expenses	(69,201)	(1,724)	(33)	97,196	26,238

Income (loss) before taxes	(50,102)	151,848	21	(97,196)	4,571

Provision (benefit) for income taxes:
Current	—	—	—	—	—
Deferred	(51,074)	54,673	—	—	3,599

Total income taxes	(51,074)	54,673	—	—	3,599

Net income	$972	$97,175	$21	($97,196)	$972

Comprehensive income	$14,223	$97,175	$21	($97,196)	$14,223

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue:
Oil production	$20,625	$537,406	$—	$—	$558,031
Gas production	47,240	90,142	—	—	137,382
Natural gas liquids production	17,901	18,953	—	—	36,854
Other operational income	2,150	509	—	—	2,659

Total operating revenue	87,916	647,010	—	—	734,926

Operating expenses:
Lease operating expenses	9,611	147,936	—	—	157,547
Transportation, processing and gathering expenses	17,853	9,521	—	—	27,374
Production taxes	3,960	7,444	—	—	11,404
Depreciation, depletion, amortization	62,007	193,490	—	—	255,497
Accretion expense	279	24,733	—	—	25,012
Salaries, general and administrative	43,300	4	47	—	43,351
Incentive compensation expense	8,047	—	—	—	8,047
Other operational expense	295	87	—	—	382
Derivative expense, net	—	1,537	—		1,537

Total operating expenses	145,352	384,752	47	—	530,151

Income (loss) from operations	(57,436)	262,258	(47)	—	204,775

Other (income) expenses:
Interest expense	26,431	21	—	—	26,452
Interest income	(1,384)	(144)	(15)	—	(1,543)
Other income	(671)	(1,519)	—	—	(2,190)
(Income) loss from investment in subsidiaries	(168,887)	—	32	168,855	—

Total other (income) expenses	(144,511)	(1,642)	17	168,855	22,719

Income (loss) before taxes	87,075	263,900	(64)	(168,855)	182,056

Provision (benefit) for income taxes:
Current	(10,827)	—	—	—	(10,827)
Deferred	(17,980)	94,981	—	—	77,001

Total income taxes	(28,807)	94,981	—	—	66,174

Net income (loss)	$115,882	$168,919	($64)	($168,855)	$115,882

Comprehensive income (loss)	$93,462	$168,919	($64)	($168,855)	$93,462

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$972	$97,175	$21	($97,196)	$972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	95,038	160,734	—	—	255,772
Write-down of oil and gas properties	47,130	—	—	—	47,130
Accretion expense	185	21,642	—	—	21,827
Deferred income tax (benefit) provision	(51,074)	54,673	—	—	3,599
Settlement of asset retirement obligations	(84)	(47,133)	—	—	(47,217)
Non-cash stock compensation expense	8,409	—	—	—	8,409
Non-cash derivative income	—	(2,386)	—	—	(2,386)
Non-cash interest expense	12,393	—	—	—	12,393
Change in current income taxes	(6)	—	—	—	(6)
Non-cash income from investment in subsidiaries	(97,185)	—	(11)	97,196	—
Change in intercompany receivables/payables	(119,004)	90,313	28,691	—	—
(Increase) decrease in accounts receivable	125,593	(127,363)	(35)	—	(1,805)
Increase in other current assets	(2)	—	(8)	—	(10)
Increase (decrease) in accounts payable	900	(4,447)	—	—	(3,547)
Increase (decrease) in other current liabilities	39,329	(1,888)	—	—	37,441
Other	1,414	(1,586)	—	—	(172)

Net cash provided by operating activities	64,008	239,734	28,658	—	332,400

Cash flows from investing activities:
Investment in oil and gas properties	(225,831)	(480,686)	(20,971)	—	(727,488)
Proceeds from sale of oil and gas properties, net of expenses	12,197	211,102	—	—	223,299
Investment in fixed and other assets	(8,790)	—	—	—	(8,790)
Change in restricted funds	(177,647)	—	(8,105)	—	(185,752)
Investment in subsidiaries	—	—	(29,253)	29,253	—

Net cash used in investing activities	(400,071)	(269,584)	(58,329)	29,253	(698,731)

Cash flows from financing activities:
Net proceeds from issuance of common stock	225,999	—	—	—	225,999
Deferred financing costs	(3,329)	—	—	—	(3,329)
Equity proceeds from parent	—	—	29,253	(29,253)	—
Net payments for share-based compensation	(7,161)	—	—	—	(7,161)

Net cash provided by financing activities	215,509	—	29,253	(29,253)	215,509

Effect of exchange rate changes on cash	—	—	(95)	—	(95)

Net change in cash and cash equivalents	(120,554)	(29,850)	(513)	—	(150,917)
Cash and cash equivalents, beginning of period	246,294	84,290	640	—	331,224

Cash and cash equivalents, end of period	$125,740	$54,440	$127	$—	$180,307

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$115,882	$168,919	($64)	($168,855)	$115,882
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	62,007	193,490	—	—	255,497
Accretion expense	279	24,733	—	—	25,012
Deferred income tax provision (benefit)	(17,980)	94,981	—	—	77,001
Settlement of asset retirement obligations	—	(61,178)	—	—	(61,178)
Non-cash stock compensation expense	7,583	—	—	—	7,583
Excess tax benefits	(156)	—	—	—	(156)
Non-cash derivative expense	—	1,626	—	—	1,626
Non-cash interest expense	12,384	—	—	—	12,384
Non-cash (income) loss from investment in subsidiaries	(168,887)	—	32	168,855	—
Change in current income taxes	(704)	—	—	—	(704)
Change in intercompany receivables/payables	207,267	(207,311)	44	—	—
(Increase) decrease in accounts receivable	(24,053)	1,776	—	—	(22,277)
Decrease in other current assets	2,187	—	—	—	2,187
Decrease in inventory	158	—	—	—	158
Increase in accounts payable	2,610	5,425	—	—	8,035
Increase in other current liabilities	13,613	6,638	—	—	20,251
Other	499	(2,290)	—	—	(1,791)

Net cash provided by operating activities	212,689	226,809	12	—	439,510

Cash flows from investing activities:
Investment in oil and gas properties	(234,776)	(226,695)	(10,833)	—	(472,304)
Proceeds from sale of oil and gas properties, net of expenses	6,300	—	—	—	6,300
Investment in fixed and other assets	(3,830)	—	—	—	(3,830)
Change in restricted funds	—	—	(2,394)	—	(2,394)
Investment in subsidiaries	(14,000)	—	(13,404)	27,404	—

Net cash used in investing activities	(246,306)	(226,695)	(26,631)	27,404	(472,228)

Cash flows from financing activities:
Deferred financing costs	(11)	—	—	—	(11)
Excess tax benefits	156	—	—	—	156
Equity proceeds from parent	—	—	27,404	(27,404)	—
Net payments for share-based compensation	(3,733)	—	—	—	(3,733)

Net cash (used in) provided by financing activities	(3,588)	—	27,404	(27,404)	(3,588)

Effect of exchange rate on cash	—	—	(145)	—	(145)

Net change in cash and cash equivalents	(37,205)	114	640	—	(36,451)
Cash and cash equivalents, beginning of period	228,398	51,128	—	—	279,526

Cash and cash equivalents, end of period	$191,193	$51,242	$640	$—	$243,075

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

Known Trends and Uncertainties

Ceiling Test Write-down – During the three months ended September 30, 2014, we recognized a write-down of our U.S. oil and gas properties. Continued declines or suppression of commodity prices and/or widening negative price differentials (particularly in Appalachia) could result in additional write-downs of our U.S. oil and gas properties in future periods.

Non-U.S. Operations – In April 2013, we entered into an agreement to participate in the drilling of exploratory wells in Canada. Included in unevaluated oil and gas property costs at September 30, 2014 are $25.7 million of capital expenditures related to our oil and gas property investments in Canada. Under full cost accounting, investments in individual countries represent separate cost centers for the computation of DD&A as well as for full cost ceiling test evaluations. Given that this is our sole investment in Canada, it is possible that upon a more complete evaluation of this project that some or all of this investment could be recognized as a charge to expense on our statement of operations.

Hurricanes – Since a large portion of our production originates in the GOM, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable and practical insurance coverage for property damage to our facilities for hurricanes has been difficult to obtain for some time so we have eliminated our hurricane insurance coverage. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible increases to and/or acceleration of plugging and abandonment costs.

Deep Water Operations – We are currently operating two significant properties in the deep water of the GOM. Additionally, we engage in deep water drilling operations. Operations in the deep water can result in increased operational risks as has been demonstrated by the Deepwater Horizon disaster in 2010. Despite technological advances since this disaster, liabilities for environmental losses, personal injury and loss of life and significant regulatory fines in the event of a disaster could be well in excess of insured amounts and result in significant current losses on our statement of operations as well as going concern issues.

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

During the second quarter of 2014, our average stock price exceeded the conversion price of $42.65 per share provided in our 2017 Convertible Notes and had a nominal dilutive impact on our diluted earnings per share computation for such quarter and for the nine months ended September 30, 2014. If our average stock price exceeds the conversion price in future periods, it will have a dilutive impact on our diluted earnings per share computation for such periods. Additionally, if our average stock price were to exceed the strike price of the Sold Warrants in future quarters, this would have an additional dilutive impact on our diluted earnings per share computation. Under U.S. GAAP, the mitigating impact of the antidilutive Purchased Call Options cannot be considered in the computation of diluted shares outstanding.

Liquidity and Capital Resources

As of November 3, 2014, we had $480.8 million of availability under our bank credit facility and cash on hand of approximately $307 million, inclusive of $177.6 million of restricted cash. We received $177.6 million of cash proceeds in July 2014 upon completion of the sale of certain of our non-core GOM conventional shelf properties. These proceeds have been deposited with a Qualified Intermediary, under the terms of a Qualified Trust Agreement and Exchange Agreement, for potential reinvestment in like-kind replacement property, as defined under Section 1031 of the Internal Revenue Code. Compliance with the provisions of these agreements may provide for deferral of our realized tax gain on these sales proceeds and further restricts our access to the proceeds until the earlier of January 27, 2015 or the closing on qualified like-kind replacement properties. Although we identified qualified like-kind replacement properties, it is now unlikely that we will close on a transaction.

In September 2014, our Board of Directors approved an increase in our capital expenditure budget for 2014 from $825 million to $895 million. The increase was the result of drilling successes and follow-up development activity, the added Utica test well, an increase in the number of Marcellus wells to be drilled in 2014 and the approval of the deep water Madison project. Our capital expenditure budget excludes material divestitures and acquisitions and capitalized salaries, general and administrative (“SG&A”) expenses and interest. Based on our outlook of commodity prices and our estimated production, we expect our 2014 capital expenditures to exceed our cash flows from operating activities. We intend to finance our 2014 capital expenditures with cash flows from operating activities, cash on hand, unrestricted proceeds received from onshore property divestitures and proceeds from the May 2014 equity offering. Due to the short-term cash restriction described above, we may need to draw upon our bank credit facility during the fourth quarter of 2014 and/or the first quarter of 2015.

Based on our outlook of commodity prices and our estimated production, we expect our 2015 capital expenditures to exceed our cash flows from operating activities. We intend to finance a portion of our 2015 capital expenditures with cash flows from operating activities, cash on hand and our bank credit facility. However, a portion of our capital expenditures in 2015 may need to be financed from other sources.

We are subject to evaluations by the Bureau of Ocean Energy Management for continuation of our current exemption from supplemental bonding on abandonment obligations. It is possible that future agency action resulting in a loss of exemption could have an adverse impact on our liquidity should we be required to post bonds or letters of credit.

Cash Flows and Working Capital. Net cash provided by operating activities totaled $332.4 million during the nine months ended September 30, 2014 compared to $439.5 million in the comparable period in 2013. The decrease was primarily attributable to the divestiture of certain of our non-core GOM onshore and conventional shelf properties as well as scheduled production downtime at our Pompano deep water platform and Main Pass 288 field.

Net cash used in investing activities totaled $698.7 million during the nine months ended September 30, 2014, which primarily represents our investment in oil and gas properties of $727.5 million offset by unrestricted proceeds from the sale of oil and gas properties of $45.7 million. Net cash used in investing activities totaled $472.2 million during the nine months ended September 30, 2013, which primarily represented our investment in oil and gas properties.

Net cash provided by financing activities totaled $215.5 million during the nine months ended September 30, 2014, which primarily represents net proceeds from the sale of common stock of approximately $226.0 million offset by net payments for share-based compensation of approximately $7.2 million and deferred financing costs of approximately $3.3 million associated with our new bank credit facility. Net cash used in financing activities totaled $3.6 million during the nine months ended September 30, 2013, which primarily represented net payments for share-based compensation.

We had working capital at September 30, 2014 of $251.9 million.

Capital Expenditures. During the three months ended September 30, 2014, additions to oil and gas property costs of $188.3 million included $12.0 million of lease and property acquisition costs, $7.9 million of capitalized SG&A expenses (inclusive of incentive compensation) and $10.8 million of capitalized interest. During the nine months ended September 30, 2014, additions to oil and gas property costs of $734.2 million included $43.2 million of lease and property acquisition costs, $24.0 million of capitalized SG&A expenses (inclusive of incentive compensation) and $34.8 million of capitalized interest. These investments were financed with cash on hand and cash flows from operating activities.

Bank Credit Facility. On June 24, 2014, we entered into an amended and restated revolving credit facility with commitments totaling $900 million (subject to borrowing base limitations) through a syndicated bank group, replacing our previous facility. The bank credit facility matures on July 1, 2019. Our initial borrowing base under the bank credit facility was set at $500 million and was reaffirmed at $500 million in October 2014. As of September 30, 2014 and November 3, 2014, we had no outstanding borrowings under the bank credit facility and $19.2 million in letters of credit had been issued pursuant to the bank credit facility, leaving $480.8 million of availability under the bank credit facility. Subject to certain exceptions, the bank credit facility is required to be guaranteed by all of our material domestic direct and indirect subsidiaries. The bank credit facility is guaranteed by our only material subsidiary, Stone Offshore.

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

Interest on loans under the bank credit facility is calculated using the LIBOR rate or the base rate, at the election of Stone. The margin for loans at the LIBOR rate is determined based on borrowing base utilization and ranges from 1.500% to 2.500%. Under the financial covenants of our bank credit facility, we must (1) maintain a ratio of Consolidated Funded Debt to consolidated EBITDA, as defined in the credit agreement, for the preceding four quarterly periods of not greater than 3.75 to 1 and (2) maintain a ratio of consolidated EBITDA to consolidated Net Interest Expense, as defined in the credit agreement, for the preceding four quarterly periods of not less than 2.50 to 1. As of September 30, 2014, our Consolidated Funded Debt to consolidated EBITDA ratio was 2.02 to 1 and our consolidated EBITDA to consolidated Net Interest Expense ratio was approximately 13.62 to 1. In addition, our bank credit facility includes certain customary restrictions or requirements with respect to disposition of properties, incurrence of additional debt, change of control and reporting responsibilities. These covenants may limit or prohibit us from paying cash dividends but do allow for limited stock repurchases. These covenants also restrict our ability to prepay other indebtedness under certain circumstances. We were in compliance with all covenants as of September 30, 2014.

Common Stock Offering. In May 2014, we sold 5,750,000 shares of our common stock in a public offering at a price of $41.00 per share resulting in net proceeds of approximately $226.0 million after deducting the underwriting discount and offering expenses. The net proceeds are being used for general corporate purposes, which includes development of the Amethyst and Cardona prospects, Utica Shale development and the acquisition of additional Appalachian acreage.

Contractual Obligations and Other Commitments

In addition to our significant contractual obligations and commitments summarized in our 2013 Annual Report on Form 10-K, in October 2014, we contracted a deep water drilling rig for our multi-year, deep water program in the GOM. The primary term contract is for 30 months and is expected to commence during the second quarter of 2015 at a rate of approximately $350,000 per day, representing a total commitment of approximately $319 million. The contract permits us to exercise options to extend the term up to an additional 12 months. We also have the option to reduce the primary term contract by up to six months, subject to notification no later than March 31, 2015.

Results of Operations

The following tables set forth certain information with respect to our oil and gas operations:

	Three Months Ended September 30,
	2014	2013	Variance	% Change
Production:
Oil (MBbls)	1,329	1,809	(480)	(27%)
Natural gas (MMcf)	10,891	13,866	(2,975)	(21%)
Natural gas liquids (“NGLs”) (MBbls)	495	425	70	16%
Oil, natural gas and NGLs (MMcfe)	21,835	27,270	(5,435)	(20%)
Revenue data (in thousands): (1)
Oil revenue	$123,795	$186,608	($62,813)	(34%)
Natural gas revenue	30,154	52,728	(22,574)	(43%)
NGLs revenue	21,014	16,476	4,538	28%

Total oil, natural gas and NGL revenue	$174,963	$255,812	($80,849)	(32%)
Average prices:
Prior to the cash settlement of effective hedging contracts
Oil (per Bbl)	$94.17	$107.30	($13.13)	(12%)
Natural gas (per Mcf)	2.77	3.41	(0.64)	(19%)
NGLs (per Bbl)	42.45	38.77	3.68	9%
Oil, natural gas and NGLs (per Mcfe)	8.07	9.46	(1.39)	(15%)
Including the cash settlement of effective hedging contracts
Oil (per Bbl)	$93.15	$103.16	($10.01)	(10%)
Natural gas (per Mcf)	2.77	3.80	(1.03)	(27%)
NGLs (per Bbl)	42.45	38.77	3.68	9%
Oil, natural gas and NGLs (per Mcfe)	8.01	9.38	(1.37)	(15%)
Expenses (per Mcfe):
Lease operating expenses	$2.00	$1.98	$0.02	1%
SG&A expenses (2)	0.75	0.52	0.23	44%
DD&A expense on oil and gas properties	3.63	3.37	0.26	8%

(1)	Includes the cash settlement of effective hedging contracts.
(2)	Excludes incentive compensation expense.

	Nine Months Ended September 30,
	2014	2013	Variance	% Change
Production:
Oil (MBbls)	4,228	5,243	(1,015)	(19%)
Natural gas (MMcf)	35,895	35,969	(74)	N/A
NGLs (MBbls)	1,472	1,048	424	40%
Oil, natural gas and NGLs (MMcfe)	70,095	73,715	(3,620)	(5%)
Revenue data (in thousands): (1)
Oil revenue	$404,477	$558,031	($153,554)	(28%)
Natural gas revenue	133,183	137,382	(4,199)	(3%)
NGLs revenue	64,920	36,854	28,066	76%

Total oil, natural gas and NGL revenue	$602,580	$732,267	($129,687)	(18%)
Average prices:
Prior to the cash settlement of effective hedging contracts
Oil (per Bbl)	$98.03	$105.98	($7.95)	(8%)
Natural gas (per Mcf)	3.92	3.50	0.42	12%
NGLs (per Bbl)	44.10	35.17	8.93	25%
Oil, natural gas and NGLs (per Mcfe)	8.85	9.75	(0.90)	(9%)
Including the cash settlement of effective hedging contracts
Oil (per Bbl)	$95.67	$106.43	($10.76)	(10%)
Natural gas (per Mcf)	3.71	3.82	(0.11)	(3%)
NGLs (per Bbl)	44.10	35.17	8.93	25%
Oil, natural gas and NGLs (per Mcfe)	8.60	9.93	(1.33)	(13%)
Expenses (per Mcfe):
Lease operating expenses	$2.00	$2.14	($0.14)	(7%)
SG&A expenses (2)	0.70	0.59	0.11	19%
DD&A expense on oil and gas properties	3.61	3.43	0.18	5%

(1)	Includes the cash settlement of effective hedging contracts.
(2)	Excludes incentive compensation expense.

Net Income. During the three months ended September 30, 2014, we reported a net loss totaling approximately $29.4 million, or $0.54 per share, compared to net income for the three months ended September 30, 2013 of $36.1 million, or $0.72 per share. During the nine months ended September 30, 2014, we reported net income totaling $1.0 million, or $0.02 per share, compared to net income for the nine months ended September 30, 2013 of $115.9 million, or $2.32 per share. All per share amounts are on a diluted basis.

We follow the full cost method of accounting for oil and gas properties. At September 30, 2014, we recognized a ceiling test write-down of our U.S. oil and gas properties totaling $47.1 million ($30.2 million after taxes). The write-down did not impact our cash flows from operating activities but did reduce net income and stockholders’ equity.

The variance in the three and nine month periods’ results was also due to the following components:

Production. During the three months ended September 30, 2014, total production volumes decreased to 21.8 Bcfe compared to 27.3 Bcfe produced during the comparable 2013 period, representing a 20% decrease. Oil production during the three months ended September 30, 2014 totaled approximately 1,329,000 Bbls compared to 1,809,000 Bbls produced during the comparable 2013 period. Natural gas production totaled 10.9 Bcf during the three months ended September 30, 2014 compared to 13.9 Bcf during the comparable 2013 period. NGL production during the three months ended September 30, 2014 totaled approximately 495,000 Bbls compared to 425,000 Bbls produced during the comparable 2013 period.

During the nine months ended September 30, 2014, total production volumes decreased to 70.1 Bcfe compared to 73.7 Bcfe produced during the comparable 2013 period, representing a 5% decrease. Oil production during the nine months ended September 30, 2014 totaled approximately 4,228,000 Bbls compared to 5,243,000 Bbls produced during the comparable 2013 period. Natural gas production totaled 35.9 Bcf during the nine months ended September 30, 2014 compared to 36.0 Bcf during the comparable 2013 period. NGL production during the nine months ended September 30, 2014 totaled approximately 1,472,000 Bbls compared to 1,048,000 Bbls produced during the comparable 2013 period.

        The decrease in oil production during the three and nine months ended September 30, 2014 was primarily attributable to the divestitures of certain of our non-core GOM onshore and conventional shelf properties. Additionally, production during the nine months ended September 30, 2014 was negatively impacted by scheduled production downtime at our Pompano deep water platform, downtime at our Main Pass 288 field, unscheduled third party pipeline downtime at our Mary field in West Virginia and a slight delay in bringing new Appalachian wells on production. During the nine months ended September 30, 2013, production was negatively impacted by third-party pipeline failures in Appalachia.

Prices. Prices realized during the three months ended September 30, 2014 averaged $93.15 per Bbl of oil, $2.77 per Mcf of natural gas and $42.45 per Bbl of NGLs, or 15% lower, on an Mcfe basis, than average realized prices of $103.16 per Bbl of oil, $3.80 per Mcf of natural gas and $38.77 per Bbl of NGLs during the comparable 2013 period. Prices realized during the nine months ended September 30, 2014 averaged $95.67 per Bbl of oil, $3.71 per Mcf of natural gas and $44.10 per Bbl of NGLs, or 13% lower, on an Mcfe basis, than average realized prices of $106.43 per Bbl of oil, $3.82 per Mcf of natural gas and $35.17 per Bbl of NGLs during the comparable 2013 period. All unit pricing amounts include the cash settlement of effective hedging contracts.

We enter into various derivative contracts in order to reduce our exposure to the possibility of declining oil and natural gas prices. Our effective hedging transactions had a minimal impact on average realized natural gas prices and decreased our average realized oil price by $1.02 per Bbl during the three months ended September 30, 2014. During the three months ended September 30, 2013, our effective hedging transactions increased our average realized natural gas price by $0.39 per Mcf and decreased our average realized oil price by $4.14 per Bbl. During the nine months ended September 30, 2014, our effective hedging transactions decreased our average realized natural gas price by $0.21 per Mcf and decreased our average realized oil price by $2.36 per Bbl. During the nine months ended September 30, 2013, our effective hedging transactions increased our average realized natural gas price by $0.32 per Mcf and increased our average realized oil price by $0.45 per Bbl.

Revenue. Oil, natural gas and NGL revenue was $175.0 million during the three months ended September 30, 2014 compared to $255.8 million during the comparable period of 2013. The decrease was attributable to a 15% decrease in average realized prices in addition to a 20% decrease in production quantities on a gas equivalent basis. For the nine months ended September 30, 2014 and 2013, oil, natural gas and NGL revenue totaled $602.6 million and $732.3 million, respectively. The decrease was attributable to a 13% decrease in average realized prices in addition to a 5% decrease in production quantities on a gas equivalent basis. Total revenue during the three and nine months ended September 30, 2014 was also lower as a result of the divestitures of certain of our non-core GOM onshore and conventional shelf properties. We expect that total revenue for the three months ending December 31, 2014 will be lower than the comparable 2013 period until we reach full production at our deep water Cardona and Cardona South discoveries.

Expenses. Lease operating expenses during the three months ended September 30, 2014 and 2013 totaled $43.6 million and $54.0 million, respectively. For the nine months ended September 30, 2014 and 2013, lease operating expenses totaled $139.9 million and $157.5 million, respectively. On a unit of production basis, lease operating expenses were $2.00 per Mcfe and $1.98 per Mcfe for the three months ended September 30, 2014 and 2013, respectively, and $2.00 per Mcfe and $2.14 per Mcfe for the nine months ended September 30, 2014 and 2013, respectively. The decrease in lease operating expenses during the nine months ended September 30, 2014 was primarily attributable to a decrease in major maintenance projects and the divestitures of certain of our non-core GOM onshore and conventional shelf properties. We expect lease operating expenses to be lower in future quarters as a result of the divestitures.

Transportation, processing and gathering expenses during the three months ended September 30, 2014 and 2013 totaled $16.7 million and $13.1 million, respectively. For the nine months ended September 30, 2014 and 2013, transportation, processing, and gathering expenses totaled $45.4 million and $27.4 million, respectively. The increases were attributable to higher gas and NGL volumes, particularly in Appalachia, where processing and gathering costs are higher.

DD&A expense on oil and gas properties for the three months ended September 30, 2014 totaled $79.2 million compared to $91.9 million during the comparable period of 2013. For the nine months ended September 30, 2014 and 2013, DD&A expense totaled $252.9 million and $252.8 million, respectively. On a unit of production basis, DD&A expense was $3.63 per Mcfe and $3.37 per Mcfe during the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, DD&A expense, on a unit of production basis, was $3.61 per Mcfe and $3.43 per Mcfe, respectively. The increase in DD&A on a per unit basis was primarily attributable to the higher unit cost of reserve additions attributable to our GOM exploration program.

SG&A expenses (exclusive of incentive compensation) for the three months ended September 30, 2014 were $16.3 million compared to $14.2 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, SG&A expenses (exclusive of incentive compensation) totaled $49.3 million and $43.4 million, respectively. The increase was the result of increased legal fees for the nine months ended September 30, 2014, as well as increased staffing and salary adjustments. SG&A expenses for the nine months ended September 30, 2013 included a reimbursement of $1.6 million of legal fees relating to the settlement of litigation in prior periods.

For the three months ended September 30, 2014 and 2013, incentive compensation expense totaled $3.1 million and $4.6 million, respectively. For the nine months ended September 30, 2014 and 2013, incentive compensation expense totaled $10.1 million and $8.0 million, respectively. These amounts relate to the accrual of estimated incentive compensation bonuses calculated based on the projected achievement of certain strategic objectives for each fiscal year.

Interest expense for the three months ended September 30, 2014 totaled $10.3 million, net of $10.8 million of capitalized interest, compared to interest expense of $7.9 million, net of $11.9 million of capitalized interest, during the comparable 2013 period. For the nine months ended September 30, 2014, interest expense totaled $28.6 million, net of $34.8 million of capitalized interest, compared to interest expense of $26.5 million, net of $32.8 million of capitalized interest, during the comparable 2013 period. The increase in interest expense during the nine months ended September 30, 2014 was primarily the result of interest associated with the $475 million of 2022 Notes issued in November 2013. Partially offsetting this increase was a decrease in interest expense as a result of the redemption in November 2013 of our 8 5⁄8% Senior Notes due 2017.

For the nine months ended September 30, 2014 and 2013, we recorded an income tax provision of $3.6 million and $66.2 million, respectively. The increase in our effective tax rate between periods from 36% to 79% was a result of the decrease in our income before taxes, as discussed above, which affected the relationship between our permanent tax differences, primarily IRC Section 162(m) limitations on officer compensation, and income before taxes.

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

Our hedging policy provides that not more than 50% of our estimated production quantities can be hedged for any given year without the consent of our board of directors. We believe that our hedging positions, taking into consideration the board-approved divestiture of our non-core GOM conventional shelf properties, have hedged approximately 51% of our estimated 2014 production from estimated proved reserves, 48% of our estimated 2015 production from estimated proved reserves and 9% of our estimated 2016 production from estimated proved reserves. See Part I, Item 1. Financial Statements – Note 4 – Derivative Instruments and Hedging Activities, of this Form 10-Q for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.

Since the filing of our 2013 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to commodity prices.

Interest Rate Risk

We had total debt outstanding of $1,075 million at September 30, 2014, all of which bears interest at fixed rates. The $1,075 million of fixed-rate debt is comprised of $300 million face value of the 2017 Convertible Notes and $775 million of the 2022 Notes.

Our bank credit facility is subject to an adjustable interest rate. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of this Form 10-Q. We had no outstanding borrowings under our bank credit facility as of September 30, 2014. If we borrow funds under our bank credit facility, we may be subject to increased sensitivity to interest rate movements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2011, a slope failure occurred adjacent to a well pad where we were drilling a well in Wetzel County, West Virginia. The slope failure was near a stream, and an estimated 250 to 300 cubic yards of soil and debris entered the stream. We responded to the incident by removing the discharged material from the stream and stabilizing the area in which the slope failure occurred. In October 2013, we received notice from the West Virginia Department of Environmental Protection that it was proposing to impose a penalty on us for an unauthorized discharge of pollutants into the affected stream. In January 2014, Stone and the West Virginia Department of Environmental Protection, Office of Oil and Gas (“OOG”), agreed to a Consent Order requiring Stone to pay $284,190, with $170,515 due within 30 days of the signed order and the balance of $113,675 to be applied to a Supplemental Environmental Project (“SEP”) which was approved on August 28, 2014. Stone paid the initial $170,515 and is obligated to complete the SEP no later than March 30, 2015.

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

In November 2012 and March 2013, after inspecting three Stone locations, the U.S. Environmental Protection Agency (“EPA”) issued two compliance orders relating, respectively, to Stone’s Maury pad site and Stone’s Weekley pad site and associated roads in Wetzel County, West Virginia. The EPA compliance orders allege that Stone placed fill material in United States jurisdictional waters without first obtaining the required Clean Water Act Section 404 permits and require that Stone restore the affected areas. The EPA proposed an administrative penalty and Stone submitted restoration plans for the affected areas. On June 2, 2014, Stone accepted the EPA’s offer to settle both compliance orders for $177,500. The Consent Order became final August 12, 2014, and payment was made.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2007, our board of directors authorized a share repurchase program for an aggregate amount of up to $100 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions and may be suspended or discontinued at any time. Additionally, shares are sometimes withheld from certain employees and nonemployee directors to pay taxes associated with the vesting of restricted stock. These withheld shares are not issued or considered common stock repurchases under our authorized share repurchase program. The following table sets forth information regarding our repurchases or acquisitions of our common stock during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2014	4,566	$46.39	—
August 1 – August 31, 2014	—	—	—
September 1 – September 30, 2014	—	—	—

	4,566	$46.39	—	$92,928,632

(1)	Amount includes shares of our common stock withheld from employees and nonemployee directors upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.
(2)	There were no repurchases of our common stock under our repurchase program during the three months ended September 30, 2014.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed August 7, 2012 (File No. 001-12074)).

3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated December 19, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 27, 2014 (File No. 001-12074)).

10.1	Purchase and Sale Agreement (as amended) between Stone Energy Offshore, L.L.C. and Stone Energy Corporation, collectively as the seller, and Talos Energy Offshore LLC, as buyer, dated June 27, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 1, 2014 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONE ENERGY CORPORATION

Date: November 6, 2014	By:	/s/ Kenneth H. Beer
Kenneth H. Beer
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed August 7, 2012 (File No. 001-12074)).

3.2	Amended & Restated Bylaws of Stone Energy Corporation, dated December 19, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 27, 2014 (File No. 001-12074)).

10.1	Purchase and Sale Agreement (as amended) between Stone Energy Offshore, L.L.C. and Stone Energy Corporation, collectively as the seller, and Talos Energy Offshore LLC, as buyer, dated June 27, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 1, 2014 (File No. 001-12074)).

*31.1	Certification of Principal Executive Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer of Stone Energy Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

*#32.1	Certification of Chief Executive Officer and Chief Financial Officer of Stone Energy Corporation pursuant to 18 U.S.C. § 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.