Form 10-Q
period 2017-03-31
STONE ENERGY CORP
filed 2017-05-08
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐
As of May 8, 2017, there were 19,999,926 shares of the registrant’s common stock, par value $.01 per share, outstanding.

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016	1
	Condensed Consolidated Statement of Operations for the Period March 1, 2017 through March 31, 2017, the Period January 1, 2017 through February 28, 2017 and the Three Months Ended March 31, 2016	2
	Condensed Consolidated Statement of Comprehensive Income (Loss) for the Period March 1, 2017 through March 31, 2017, the Period January 1, 2017 through February 28, 2017 and the Three Months Ended March 31, 2016	3
	Condensed Consolidated Statement of Changes in Stockholders' Equity for the Period March 1, 2017 through March 31, 2017, the Period January 1, 2017 through February 28, 2017 and the Year Ended December 31, 2016	4
	Condensed Consolidated Statement of Cash Flows for the Period March 1, 2017 through March 31, 2017, the Period January 1, 2017 through February 28, 2017 and the Three Months Ended March 31, 2016	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6.	Exhibits	43
	Signatures	45
	Exhibit Index	46

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	Successor	Predecessor
	March 31, 2017	December 31, 2016
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$180,239	$190,581
Restricted cash	74,068	—
Accounts receivable	35,380	48,464
Fair value of derivative contracts	3,398	—
Current income tax receivable	22,516	26,086
Other current assets	11,150	10,151
Total current assets	326,751	275,282
Oil and gas properties, full cost method of accounting:
Proved	677,977	9,616,236
Less: accumulated depreciation, depletion and amortization	(271,960)	(9,178,442)
Net proved oil and gas properties	406,017	437,794
Unevaluated	97,617	373,720
Other property and equipment, net	20,741	26,213
Fair value of derivative contracts	3,185	—
Other assets, net	16,993	26,474
Total assets	$871,304	$1,139,483
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$26,033	$19,981
Undistributed oil and gas proceeds	1,428	15,073
Accrued interest	1,649	809
Asset retirement obligations	85,498	88,000
Current portion of long-term debt	412	408
Other current liabilities	17,500	18,602
Total current liabilities	132,520	142,873
Long-term debt	235,813	352,376
Asset retirement obligations	189,870	154,019
Other long-term liabilities	17,557	17,315
Total liabilities not subject to compromise	575,760	666,583
Liabilities subject to compromise	—	1,110,182
Total liabilities	575,760	1,776,765
Commitments and contingencies
Stockholders’ equity:
Predecessor common stock ($.01 par value; authorized 30,000,000 shares; issued 5,610,020 shares)	—	56
Predecessor treasury stock (1,658 shares, at cost)	—	(860)
Predecessor additional paid-in capital	—	1,659,731
Successor common stock ($.01 par value; authorized 60,000,000 shares; issued 19,996,828 shares)	200	—
Successor additional paid-in capital	554,957	—
Accumulated deficit	(259,613)	(2,296,209)
Total stockholders’ equity	295,544	(637,282)
Total liabilities and stockholders’ equity	$871,304	$1,139,483
 The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Period from March 1, 2017 through March 31, 2017	Period from January 1, 2017 through February 28, 2017	Three Months Ended March 31, 2016
Operating revenue:
Oil production	$20,027	$45,837	$60,275
Natural gas production	2,210	13,476	15,173
Natural gas liquids production	777	8,706	4,735
Other operational income	149	903	356
Derivative income, net	2,646	—	138
Total operating revenue	25,809	68,922	80,677
Operating expenses:
Lease operating expenses	4,740	8,820	19,547
Transportation, processing and gathering expenses	144	6,933	841
Production taxes	65	682	481
Depreciation, depletion and amortization	15,847	37,429	61,558
Write-down of oil and gas properties	256,435	—	129,204
Accretion expense	2,901	5,447	9,983
Salaries, general and administrative expenses	3,322	9,629	12,754
Incentive compensation expense	—	2,008	4,979
Restructuring fees	288	—	953
Other operational expenses	661	530	12,527
Derivative expense, net	—	1,778	—
Total operating expenses	284,403	73,256	252,827

Gain on Appalachia Properties divestiture	—	213,453	—

Income (loss) from operations	(258,594)	209,119	(172,150)
Other (income) expenses:
Interest expense	1,190	—	15,241
Interest income	(40)	(45)	(114)
Other income	(131)	(315)	(298)
Other expense	—	13,336	2
Reorganization items, net	—	(437,744)	—
Total other (income) expense	1,019	(424,768)	14,831
Income (loss) before income taxes	(259,613)	633,887	(186,981)
Provision (benefit) for income taxes:
Current	—	3,570	(1,074)
Deferred	—	—	2,877
Total income taxes	—	3,570	1,803
Net income (loss)	$(259,613)	$630,317	$(188,784)
Basic income (loss) per share	$(12.98)	$110.99	$(33.89)
Diluted income (loss) per share	$(12.98)	$110.99	$(33.89)
Average shares outstanding	19,997	5,634	5,571
Average shares outstanding assuming dilution	19,997	5,634	5,571

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period from March 1, 2017 through March 31, 2017	Period from January 1, 2017 through February 28, 2017	Three Months Ended March 31, 2016
Net income (loss)	$(259,613)	$630,317	$(188,784)
Other comprehensive income (loss), net of tax effect:
Derivatives	—	—	(5,285)
Foreign currency translation	—	—	6,074
Comprehensive income (loss)	$(259,613)	$630,317	$(187,995)

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2015 (Predecessor)	$55	$(860)	$1,648,687	$(1,705,623)	$17,952	$(39,789)
Net loss	—	—	—	(590,586)	—	(590,586)
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	(24,025)	(24,025)
Adjustment for foreign currency translation, net of tax	—	—	—	—	6,073	6,073
Exercise of stock options, vesting of restricted stock and granting of stock awards	1	—	(732)	—	—	(731)
Amortization of stock compensation expense	—	—	11,776	—	—	11,776
Balance, December 31, 2016 (Predecessor)	56	(860)	1,659,731	(2,296,209)	—	(637,282)
Net income	—	—	—	630,317	—	630,317
Exercise of stock options, vesting of restricted stock and granting of stock awards	—	—	(172)	—	—	(172)
Amortization of stock compensation expense	—	—	3,527	—	—	3,527
Balance, February 28, 2017 (Predecessor)	56	(860)	1,663,086	(1,665,892)	—	(3,610)
Cancellation of Predecessor equity	(56)	860	(1,663,086)	1,665,892	—	3,610
Balance, February 28, 2017 (Predecessor)	—	—	—	—	—	—
Issuance of Successor common stock and warrants	200	—	554,866	—	—	555,066

Balance, February 28, 2017 (Successor)	200	—	554,866	—	—	555,066
Net loss	—	—	—	(259,613)	—	(259,613)
Amortization of stock compensation expense	—	—	91	—	—	91
Balance, March 31, 2017 (Successor)	$200	$—	$554,957	$(259,613)	$—	$295,544

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period from March 1, 2017 through March 31, 2017	Period from January 1, 2017 through February 28, 2017	Three Months Ended March 31, 2016
Cash flows from operating activities:
Net income (loss)	$(259,613)	$630,317	$(188,784)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	15,847	37,429	61,558
Write-down of oil and gas properties	256,435	—	129,204
Accretion expense	2,901	5,447	9,983
Deferred income tax provision	—	—	2,877
Gain on sale of oil and gas properties	—	(213,453)	—
Settlement of asset retirement obligations	(17,600)	(3,641)	(4,667)
Non-cash stock compensation expense	17	2,645	2,312
Non-cash derivative (income) expense	(2,484)	1,778	192
Non-cash interest expense	—	—	4,635
Non-cash reorganization items	—	(458,677)	—
Other non-cash expense	—	172	6,081
Change in current income taxes	—	3,570	(1,074)
Decrease in accounts receivable	6,728	6,354	5,845
(Increase) decrease in other current assets	964	(2,274)	(185)
Increase (decrease) in accounts payable	3,015	(4,652)	(2,138)
Increase (decrease) in other current liabilities	1,672	(9,653)	3,898
Investment in derivative contracts	(2,140)	(3,736)	—
Other	4,904	2,490	(298)
Net cash provided by (used in) operating activities	10,646	(5,884)	29,439
Cash flows from investing activities:
Investment in oil and gas properties	(5,584)	(8,754)	(129,859)
Proceeds from sale of oil and gas properties, net of expenses	10,770	505,383	—
Investment in fixed and other assets	(2)	(61)	(496)
Change in restricted funds	1,479	(75,547)	1,045
Net cash provided by (used in) investing activities	6,663	421,021	(129,310)
Cash flows from financing activities:
Proceeds from bank borrowings	—	—	477,000
Repayments of bank borrowings	—	(341,500)	(20,000)
Repayments of building loan	(36)	(24)	(95)
Cash payment to noteholders	—	(100,000)	—
Debt issuance costs	—	(1,055)	—
Net payments for share-based compensation	—	(173)	(650)
Net cash provided by (used in) financing activities	(36)	(442,752)	456,255
Effect of exchange rate changes on cash	—	—	(9)
Net change in cash and cash equivalents	17,273	(27,615)	356,375
Cash and cash equivalents, beginning of period	162,966	190,581	10,759
Cash and cash equivalents, end of period	$180,239	$162,966	$367,134

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – FINANCIAL STATEMENT PRESENTATION

Interim Financial Statements

The condensed consolidated financial statements of Stone Energy Corporation ("Stone" or the "Company") and its subsidiaries as of March 31, 2017 (Successor) and for the periods from March 1, 2017 through March 31, 2017 (Successor), January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2016 (Predecessor) has been derived from the audited financial statements as of that date contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (our "2016 Annual Report on Form 10-K"). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our 2016 Annual Report on Form 10-K, though, as described below, such prior financial statements will not be comparable to the interim financial statements due to the adoption of fresh start accounting on February 28, 2017. For additional information, see Note 3 – Fresh Start Accounting. The results of operations for the period from March 1, 2017 through March 31, 2017 (Successor) are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

Emergence from Voluntary Reorganization Under Chapter 11 Proceedings

On December 14, 2016 (the "Petition Date"), the Company and its subsidiaries Stone Energy Offshore, L.L.C. ("Stone Offshore") and Stone Energy Holding, L.L.C. (together with the Company, the "Debtors") filed voluntary petitions (the "Bankruptcy Petitions") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code"). On February 15, 2017, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Second Amended Joint Prepackaged Plan of Reorganization of Stone Energy Corporation and its Debtor Affiliates, dated December 28, 2016 (the "Plan"), as modified by the Confirmation Order, and on February 28, 2017, the Plan became effective (the "Effective Date") and the Debtors emerged from bankruptcy.

Upon emergence from bankruptcy, the Company adopted fresh start accounting in accordance with the provisions of Accounting Standards Codification ("ASC") 852, "Reorganizations", which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date. As a result of the adoption of fresh start accounting, the Company’s unaudited condensed consolidated financial statements subsequent to February 28, 2017 will not be comparable to its financial statements prior to that date. See Note 3 – Fresh Start Accounting for further details on the impact of fresh start accounting on the Company’s unaudited condensed consolidated financial statements.

References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized Company subsequent to February 28, 2017. References to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the Company prior to, and including, February 28, 2017.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. The significant decline in commodity prices since mid-2014 resulted in reduced revenue and cash flows and negatively impacted our liquidity position in 2015 and 2016. Additionally, the level of our indebtedness at that time and the depressed commodity price environment presented challenges related to our ability to comply with the covenants in the agreements governing such indebtedness. The minimum liquidity requirement and other restrictions under our Pre-Emergence Credit Agreement (as defined in Note 2 – Reorganization) also presented challenges with respect to our ability to meet interest payment obligations on the 7 1⁄2% Senior Notes due 2022 (the "2022 Notes") as well as the maturity of the 1 3⁄4% Senior Convertible Notes due 2017 (the "2017 Convertible Notes"). These conditions raised substantial doubt about our ability to continue as a going concern. In order to address these issues, we worked with financial and legal advisors throughout 2016, structuring a plan of reorganization to address our liquidity and capital structure, and on December 14, 2016, the Debtors filed Bankruptcy Petitions seeking relief under the provisions of Chapter 11 of the Bankruptcy Code. In connection with our restructuring efforts, we sold our Appalachia Properties (as defined in Note 2 – Reorganization). On February 15, 2017, the Bankruptcy Court entered an order confirming the Plan, and on February 28, 2017, the Plan became effective and the Debtors emerged from bankruptcy. Upon emergence from bankruptcy, we eliminated approximately $1,110 million in principal amount of outstanding debt, resulting in remaining debt outstanding of approximately $236 million on the Effective Date, consisting of $225 million of 7.5% Senior Second Lien Notes due 2022 (the "2022 Second Lien

Notes") and $11 million outstanding under the 4.20% Building Loan (the "Building Loan") (see Note 10 – Debt). As a result of the execution of the Plan, there is no longer substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions and information believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects are uncertain and, accordingly, these estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion and amortization ("DD&A") expense, unevaluated property costs, estimated future net cash flows from proved reserves, costs to abandon oil and gas properties, income taxes, accruals of capitalized costs, operating costs and production revenue, capitalized general and administrative costs and interest, insurance recoveries, effectiveness and estimated fair value of derivative contracts, contingencies and fair value estimates, including estimates of reorganization value, enterprise value and the fair value of assets and liabilities recorded as a result of the adoption of fresh start accounting.

Recently Issued Accounting Standards

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

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation (Topic 718)" to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and forfeitures, as well as classification in the statement of cash flows. ASU 2016-09 became effective for us on January 1, 2017. Under ASU 2016-09, the Company elected to not apply a forfeiture estimate and will recognize a credit in compensation expense to the extent awards are forfeited. The implementation of this new standard did not have a material effect on our financial statements.

NOTE 2 – REORGANIZATION

On December 14, 2016, the Debtors filed Bankruptcy Petitions seeking relief under the provisions of Chapter 11 of the Bankruptcy Code to pursue a prepackaged plan of reorganization. On February 15, 2017, the Bankruptcy Court entered an order confirming the Plan, and on February 28, 2017, the Plan became effective and the Debtors emerged from bankruptcy.

Prior to the filing of the Bankruptcy Petitions, the Debtors and certain holders of the 2017 Convertible Notes and the 2022 Notes (collectively, the "Notes" and the holders thereof, the "Noteholders") and the lenders (the "Banks") under the Fourth Amended and Restated Credit Agreement, dated as of June 24, 2014, as amended, modified, or otherwise supplemented from time to time (the "Pre-Emergence Credit Agreement"), entered into an Amended and Restated Restructuring Support Agreement (the "A&R RSA"). The A&R RSA contained certain covenants on the part of the Company and the Noteholders and Banks who are signatories to the A&R RSA, including that such Noteholders and Banks would support the Company's sale of Stone's producing properties and acreage, including approximately 86,000 net acres, in the Appalachia regions of Pennsylvania and West Virginia (the "Appalachia Properties") to TH Exploration III, LLC, an affiliate of Tug Hill, Inc. ("Tug Hill"), pursuant to the terms of a Purchase and Sale Agreement dated October 20, 2016, as amended on December 9, 2016 (the "Tug Hill PSA") for a purchase price of at least $350 million and approval of the Bankruptcy Court. Pursuant to the terms of the Tug Hill PSA, Stone agreed to sell the Appalachia Properties to Tug Hill for $360 million in cash, subject to customary purchase price adjustments.

Pursuant to Bankruptcy Court orders dated January 11, 2017 and January 31, 2017, two additional bidders were allowed to participate in competitive bidding on the Appalachia Properties. On January 18, 2017, the Bankruptcy Court approved certain bidding procedures (the "Bidding Procedures") in connection with the sale of the Appalachia Properties. In accordance with the Bidding Procedures, Stone conducted an auction for the sale of the Appalachia Properties on February 8, 2017 and upon conclusion, selected the final bid submitted by EQT Corporation, through its wholly-owned subsidiary EQT Production Company ("EQT"), with a final purchase price of $527 million in cash, subject to customary purchase price adjustments and approval by the Bankruptcy Court, with an upward adjustment to the purchase price of up to $16 million in an amount equal to certain downward adjustments, as the prevailing bid. On February 9, 2017, the Company entered into a purchase and sale agreement with EQT (the "EQT PSA"), reflecting the terms of the prevailing bid and on February 10, 2017, the Bankruptcy Court entered a sale order approving the sale of the Appalachia Properties to EQT. We completed the sale of the Appalachia Properties to EQT on February 27, 2017 for a final purchase price of $527 million in cash, subject to customary purchase price adjustments. At the close of the sale of the Appalachia Properties, the Tug Hill PSA was terminated, and the Company used a portion of the cash consideration received to pay Tug Hill a break-up fee and expense reimbursements totaling approximately $11.5 million, which is recognized as other expense in the statement of operations for the period of January 1, 2017 through February 28, 2017 (Predecessor). See Note 7 – Divestiture for additional information on the sale of the Appalachia Properties.
Upon emergence from bankruptcy, pursuant to the terms of the Plan, the following significant transactions occurred:

•
Shares of the Predecessor Company’s issued and outstanding common stock immediately prior to the Effective Date were cancelled, and on the Effective Date, reorganized Stone issued an aggregate of 20.0 million shares of new common stock (the "New Common Stock").

•
The Predecessor Company’s 2022 Notes and 2017 Convertible Notes were cancelled and the holders of such notes received their pro rata share of (a) $100 million of cash, (b) 19.0 million shares of the New Common Stock, representing 95% of the New Common Stock and (c) $225 million of 2022 Second Lien Notes.

•
The Predecessor Company’s common stockholders received their pro rata share of 1.0 million shares of the New Common Stock, representing 5% of the New Common Stock, and warrants to purchase approximately 3.5 million shares of New Common Stock. The warrants have an exercise price of $42.04 per share and a term of four years, unless terminated earlier by their terms upon the consummation of certain business combinations or sale transactions involving the Company.

•
The Predecessor Company’s Pre-Emergence Credit Agreement was amended and restated as the Amended Credit Agreement (as defined in Note 10 – Debt). The obligations owed to the lenders under the Pre-Emergence Credit Agreement were converted to obligations under the Amended Credit Agreement.

•
All claims of creditors with unsecured claims, other than the claims by the holders of the 2022 Notes and 2017 Convertible Notes, including vendors, were unaltered and paid in full in the ordinary course of business to the extent the claims were undisputed.

For further information regarding the equity and debt instruments of the Predecessor Company and the Successor Company, see Note 4 – Stockholders’ Equity and Note 10 – Debt.

NOTE 3 – FRESH START ACCOUNTING

Upon emergence from bankruptcy, the Company qualified for and adopted fresh start accounting in accordance with the provisions of ASC 852, "Reorganizations" as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. See Note 2 – Reorganization for the terms of the Plan. The Company applied fresh start accounting as of February 28, 2017. Fresh start accounting required the Company to present its assets, liabilities and equity as if it were a new entity upon emergence from bankruptcy, with no beginning retained earnings or deficit as of the fresh start reporting date. As described in Note 1 – Financial Statement Presentation, the new entity is referred to as Successor or Successor Company, and includes the financial position and results of operations of the reorganized Company subsequent to February 28, 2017. References to Predecessor or Predecessor Company relate to the financial position and results of operations of the Company prior to, and including, February 28, 2017.

Reorganization Value

Under fresh start accounting, reorganization value represents the fair value of the Successor Company’s total assets and is intended to approximate the amount a willing buyer would pay for the assets immediately after restructuring. Upon application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values.

The Company’s reorganization value is derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s long-term debt and stockholders’ equity. In support of the Plan, the Company estimated the enterprise value of the core assets (as defined in the Plan) of the Successor Company to be in the range of $300 million to $450 million, which was subsequently approved by the Bankruptcy Court. This valuation analysis was prepared using reserve information, development schedules, other financial information and financial projections and applying standard valuation techniques, including net asset value analysis, precedent transactions analyses and public comparable company analyses. Based on the estimates and assumptions used in determining the enterprise value, the Company ultimately estimated the enterprise value of the Successor Company's core assets to be approximately $420 million.

Valuation of Assets

The Company’s principal assets are its oil and gas properties, which the Company accounts for under the full cost accounting method. With the assistance of valuation experts, the Company determined the fair value of its oil and gas properties based on the discounted cash flows expected to be generated from these assets. The computations were based on market conditions and reserves in place as of the bankruptcy emergence date.

The fair value analysis performed by valuation experts was based on the Company’s estimates of reserves as developed internally by the Company’s reserve engineers. For purposes of estimating the fair value of the Company's proved, probable and possible reserves, an income approach was used which estimated fair value based on the anticipated cash flows associated with the Company's reserves, risked by reserve category and discounted using a weighted average cost of capital of 12.5%. The discount factor was derived from a weighted average cost of capital computation which utilized a blended expected cost of debt and expected returns on equity for similar market participants.

Future revenues were based upon forward strip oil and natural gas prices as of the emergence date, adjusted for differentials realized by the Company, and adjusted for a 2% annual escalation after 2021. Development and operating costs were based on the Company's recent cost trends adjusted for inflation. The discounted cash flow models also included estimates not typically included in proved reserves such as depreciation and income tax expenses. The proved reserve locations were limited to wells expected to be drilled in the Company's five year development plan.

As a result of this analysis, the Company concluded the fair value of its proved reserves was $380.8 million and the fair value of its probable and possible reserves was $16.8 million as of the Effective Date. The Company also reviewed its undeveloped leasehold acreage and inventory. An analysis of comparable market transactions indicated a fair value of undeveloped acreage and inventory totaling approximately $80.2 million. These amounts are reflected in the Fresh Start Adjustments item number 12 below. The fair value of the Company's asset retirement obligations was estimated at $290.1 million and was based on estimated plugging and abandonment costs as of the Effective Date, adjusted for inflation and discounted at the Successor Company's credit-adjusted risk free rate of 12%.

See further discussion in Fresh Start Adjustments below for details on the specific assumptions used in the valuation of the Company’s various other assets.

The following table reconciles the enterprise value per the Plan to the estimated fair value (for fresh start accounting purposes) of the Successor Company’s common stock as of February 28, 2017 (in thousands, except per share value):

February 28, 2017
Enterprise value	$419,720
Plus: Cash and other assets	371,607
Less: Fair value of debt	(236,261)
Less: Fair value of warrants	(15,648)
Fair value of Successor common stock	$539,418

Shares issued upon emergence	20,000
Per share value	$26.97

The following table reconciles the enterprise value per the Plan to the estimated reorganization value as of the Effective Date (in thousands):

February 28, 2017
Enterprise value	$419,720
Plus: Cash and other assets	371,607
Plus: Asset retirement obligations (current and long-term)	290,067
Plus: Working capital and other liabilities	58,055
Reorganization value of Successor assets	$1,139,449

Reorganization value and enterprise value were estimated using numerous projections and assumptions that are inherently subject to significant uncertainties and resolution of contingencies that are beyond our control. Accordingly, the estimates set forth herein are not necessarily indicative of actual outcomes, and there can be no assurance that the estimates, projections or assumptions will be realized.

Condensed Consolidated Balance Sheet

The adjustments set forth in the following condensed consolidated balance sheet reflect the effects of the transactions contemplated by the Plan and carried out by the Company (reflected in the column "Reorganization Adjustments") as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column "Fresh Start Adjustments"). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions or inputs. The following table reflects the reorganization and application of ASC 852 on our consolidated balance sheet as of February 28, 2017 (in thousands):

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
Assets
Current assets:
Cash and cash equivalents	$198,571	$(35,605)	(1)	$—		$162,966
Restricted cash	—	75,547	(1)	—		75,547
Accounts receivable	42,808	9,301	(2)	—		52,109
Fair value of derivative contracts	1,267	—		—		1,267
Current income tax receivable	22,516	—		—		22,516
Other current assets	11,362	875	(3)	(124)	(12)	12,113
Total current assets	276,524	50,118		(124)		326,518
Oil and gas properties, full cost method of accounting:
Proved	9,633,907	(188,933)	(1)	(8,774,122)	(12)	670,852
Less: accumulated DD&A	(9,215,679)	—		9,215,679	(12)	—
Net proved oil and gas properties	418,228	(188,933)		441,557		670,852
Unevaluated	371,140	(127,838)	(1)	(146,292)	(12)	97,010
Other property and equipment, net	25,586	(101)	(4)	(4,423)	(13)	21,062
Fair value of derivative contracts	1,819	—		—		1,819
Other assets, net	26,516	(4,328)	(5)	—		22,188
Total assets	$1,119,813	$(271,082)		$290,718		$1,139,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$20,512	$—		$—		$20,512
Undistributed oil and gas proceeds	5,917	(4,139)	(1)	—		1,778
Accrued interest	266	—		—		266
Asset retirement obligations	92,597	—		—		92,597
Fair value of derivative contracts	476	—		—		476
Current portion of long-term debt	411	—		—		411
Other current liabilities	17,032	(195)	(6)	—		16,837
Total current liabilities	137,211	(4,334)		—		132,877
Long-term debt	352,350	(116,500)	(7)	—		235,850
Asset retirement obligations	151,228	(8,672)	(1)	54,914	(14)	197,470
Fair value of derivative contracts	653	—		—		653
Other long-term liabilities	17,533	—		—		17,533
Total liabilities not subject to compromise	658,975	(129,506)		54,914		584,383
Liabilities subject to compromise	1,110,182	(1,110,182)	(8)	—		—
Total liabilities	1,769,157	(1,239,688)		54,914		584,383
Commitments and contingencies
Stockholders’ equity:
Common stock (Predecessor)	56	(56)	(9)	—		—
Treasury stock (Predecessor)	(860)	860	(9)	—		—
Additional paid-in capital (Predecessor)	1,660,810	(1,660,810)	(9)	—		—
Common stock (Successor)	—	200	(10)	—		200
Additional paid-in capital (Successor)	—	554,866	(10)	—		554,866
Accumulated deficit	(2,309,350)	2,073,546	(11)	235,804	(15)	—
Total stockholders’ equity	(649,344)	968,606		235,804		555,066
Total liabilities and stockholders’ equity	$1,119,813	$(271,082)		$290,718		$1,139,449

Reorganization Adjustments (dollar amounts in thousands, except per share values)

1.	Reflects the net cash proceeds received from the sale of the Appalachia Properties in connection with the Plan and net cash payments made as of the Effective Date from implementation of the Plan:

Sources:
Net cash proceeds from sale of Appalachia Properties (a)	$512,472
Total sources	512,472
Uses:
Cash transferred to restricted account (b)	75,547
Break-up fee to Tug Hill	10,800
Repayment of outstanding borrowings under Pre-Emergence Credit Agreement	341,500
Repayment of 2017 Convertible Notes and 2022 Notes	100,000
Other fees and expenses (c)	20,230
Total uses	548,077
Net uses	$(35,605)
(a) The closing of the sale of the Appalachia Properties occurred on February 27, 2017, but as emergence was contingent on such closing, the effects of the transaction are reflected as reorganization adjustments. See Note 7 – Divestiture for additional details on the sale. Total consideration received for the sale of the Appalachia Properties of $522,472 included cash consideration of $512,472 received at closing and a $10,000 indemnity escrow which was released subsequent to emergence from bankruptcy (see Reorganization Adjustment 2 below).
(b) Reflects the movement of $75,000 of cash held in a restricted account to satisfy near-term plugging and abandonment liabilities, pursuant to the provisions of the Amended Credit Agreement (as defined in Note 10 – Debt), and $547 held in a restricted cash account for certain cure amounts in connection with the Chapter 11 proceedings.

(c)
Other fees and expenses include approximately $15,180 of emergence and success fees, $2,600 of professional fees and $2,395 of payments made to seismic providers in settlement of their bankruptcy claims.

2.
Reflects a receivable for a $10,000 indemnity escrow with release delayed until emergence from bankruptcy, net of a $699 reimbursement to Tug Hill in connection with the sale of the Appalachia Properties (see Note 7 – Divestiture).

3.	Reflects the payment of a claim to a seismic provider as a prepayment/deposit.

4.	Reflects the sale of vehicles in connection with the sale of the Appalachia Properties.

5.	Reflects the write-off of $2,577 of unamortized debt issuance costs related to the Pre-Emergence Credit Agreement and the reversal of a $1,750 prepayment made to Tug Hill in October 2016.

6.
Reflects the accrual of $2,008 in expected bonus payments under the KEIP (as defined in Note 5 – Share–Based Compensation and Employee Benefit Plans) and a $395 termination fee in connection with the early termination of an office lease, less the settlement of a property tax accrual of $2,598 in connection with the sale of the Appalachia Properties.

7.
Reflects the repayment of $341,500 of outstanding borrowings under the Pre-Emergence Credit Agreement and the issuance of $225,000 of 2022 Second Lien Notes as part of the settlement of the Predecessor Company 2017 Convertible Notes and 2022 Notes.

8.	Liabilities subject to compromise were settled as follows in accordance with the Plan:

1 ¾% Senior Convertible Notes due 2017	$300,000
7 ½% Senior Notes due 2022	775,000
Accrued interest	35,182
Liabilities subject to compromise of the Predecessor Company	1,110,182
Cash payment to senior noteholders	(100,000)
Issuance of 2022 Second Lien Notes to former holders of the senior notes	(225,000)
Fair value of equity issued to unsecured creditors	(539,418)
Fair value of warrants issued to unsecured creditors	(15,648)
Gain on settlement of liabilities subject to compromise	$230,116

9.	Reflects the cancellation of the Predecessor Company’s common stock, treasury stock and additional paid-in capital.

10.
Reflects the issuance of Successor Company equity. In accordance with the Plan, the Successor Company issued 19.0 million shares of New Common Stock to the former holders of the 2017 Convertible Notes and the 2022 Notes and 1.0 million shares of New Common Stock to the Predecessor Company’s common stockholders. These amounts are subject to dilution by warrants issued to the Predecessor Company common stockholders, totaling approximately 3.5 million shares, with an exercise price of $42.04 per share and a term of four years. The fair value of the warrants was estimated at $4.43 per share using a Black-Scholes-Merton valuation model.

11.Reflects the cumulative impact of the reorganization adjustments discussed above:

Gain on settlement of liabilities subject to compromise	$230,116
Professional and other fees paid at emergence	(10,648)
Write-off of unamortized deferred financing costs	(2,577)
Other reorganization adjustments	(1,915)
Net impact to reorganization items	214,976
Gain on sale of Appalachia Properties	213,453
Cancellation of Predecessor Company equity	1,662,282
Other adjustments to accumulated deficit	(17,165)
Net impact to accumulated deficit	$2,073,546

Fresh Start Adjustments

12.	Fair value adjustments to oil and gas properties, associated inventory and unproved acreage. See above for a detailed discussion of the fair value methodology.

13.
Fair value adjustment for an office building owned by the Company. The income and sales comparison approaches were used in determining the fair value, using anticipated future earnings and an appropriate expected rate of return, as well as relying upon recent sales or offerings of similar assets.

14.
Fair value adjustments to the Company's asset retirement obligations using estimated plugging and abandonment costs as of the Effective Date, adjusted for inflation and discounted at the Successor Company's credit-adjusted risk free rate.

15.	Reflects the cumulative effect of the fresh start accounting adjustments discussed above.
Reorganization Items

Reorganization items represent liabilities settled, net of amounts incurred subsequent to the Chapter 11 filing as a direct result of the Plan and are classified as "Reorganization items, net" in the Company’s unaudited condensed consolidated statement of operations. The following table summarizes reorganization items, net (in thousands):

Predecessor
Period from January 1, 2017 through February 28, 2017
Gain on settlement of liabilities subject to compromise	$230,116
Fresh start valuation adjustments	235,804
Reorganization professional fees and other expenses	(20,074)
Write-off of deferred financing costs	(2,577)
Other reorganization items	(5,525)
Gain on reorganization items, net	$437,744

The cash payments for reorganization items for the period from January 1, 2017 through February 28, 2017 include approximately $10.6 million of emergence and success fees and approximately $9.1 million of other reorganization professional fees and expenses paid on the Effective Date.

NOTE 4 – STOCKHOLDERS' EQUITY

Common Stock

As discussed in Note 2 – Reorganization, upon emergence from bankruptcy, all existing shares of Predecessor common stock were cancelled, and the Successor Company issued an aggregate of 20.0 million shares of New Common Stock, par value $0.01 per share, to the Predecessor Company's existing common stockholders and holders of the 2017 Convertible Notes and the 2022 Notes pursuant to the Plan.

Warrants

As discussed in Note 2 – Reorganization, the Predecessor Company's existing common stockholders received warrants to purchase approximately 3.5 million shares of New Common Stock. The warrants have an exercise price of $42.04 per share and a term of four years, unless terminated earlier by their terms upon the consummation of certain business combinations or sale transactions involving the Company. The Company allocated approximately $15.6 million of the enterprise value to the warrants which is reflected in "Successor additional paid-in capital" on the unaudited condensed consolidated balance sheet at March 31, 2017 (Successor).

Registration Rights Agreement

On the Effective Date, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with parties who received shares of New Common Stock upon the Effective Date (the "Holders") representing 5% or more of the New Common Stock outstanding on that date. The Registration Rights Agreement provides resale registration rights for the Holders’ Registrable Securities (as defined in the Registration Rights Agreement). Pursuant to the Registration Rights Agreement, Holders have customary underwritten offering and piggyback registration rights, subject to the limitations set forth in the Registration Rights Agreement. Under their underwritten offering registration rights, Holders have the right to demand the Company to effectuate the distribution of any or all of its Registrable Securities by means of an underwritten offering pursuant to an effective registration statement; provided, however, that the expected gross proceeds of such offering are equal to or greater than $20.0 million in the aggregate. The Company is not obligated to effect an underwritten demand notice upon certain circumstances, including within 180 days of closing an underwritten offering. Under their piggyback registration rights, if at any time the Company proposes to file a registration statement with respect to any firmly underwritten public offering of New Common Stock for its own account or for the account of any of its securityholders, subject to certain exceptions, the Company must give at least ten business days’ notice to all Holders of Registrable Securities to allow them to include a specified number of their shares in the offering. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in an offering and the Company’s right to delay or withdraw a registration statement under certain circumstances. The registration rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods.

NOTE 5 – SHARE–BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Predecessor Awards
Immediately prior to emergence, the vesting of all Predecessor outstanding, unvested share-based awards for non-executive employees was accelerated and, as a result, all unrecognized compensation cost related to such awards was recognized, with approximately $1.7 million expensed as salaries, general and administrative ("SG&A") expense in the Predecessor Company statement of operations during the period from January 1, 2017 through February 28, 2017, and approximately $0.6 million capitalized into oil and gas properties.
Upon emergence from bankruptcy, all Predecessor outstanding, unvested restricted shares held by the Company’s executives were cancelled and exchanged for a proportionate share of the 5% of New Common Stock, plus a proportionate share of the warrants for ownership of up to 15% of the Successor Company's common equity. Vesting continues in accordance with the applicable vesting provisions of the original awards. As of March 31, 2017, there was approximately $0.1 million of unrecognized compensation cost related to unvested restricted shares held by the Company's executives. The current weighted average remaining vesting period of such awards is approximately nine months. All other Predecessor Company executive share-based awards were cancelled upon emergence from bankruptcy.
The board of directors of the Predecessor Company received grants of stock, totaling 10,404 shares, during the period from January 1, 2017 through February 28, 2017, representing the pro-rated portion of their annual retainer for such period. The aggregate grant date value of such stock totaled approximately $69 thousand and was recognized as SG&A expense in the Predecessor Company statement of operations for the period from January 1, 2017 through February 28, 2017. Pursuant to the Plan, as of the Effective Date, all non-employee directors of the Predecessor Company ceased to serve on the Company's board of directors.

2017 Equity Incentive Plan

On the Effective Date, pursuant to the Plan, the Stone Energy Corporation 2017 Long-Term Incentive Plan (the "2017 Incentive Plan") became effective, replacing the Stone Energy Corporation 2009 Amended and Restated Stock Incentive Plan (As Amended and Restated December 17, 2015). The types of awards that may be granted under the 2017 Incentive Plan include stock options, restricted stock, restricted stock units, dividend equivalents and other forms of awards granted or denominated in shares of New Common Stock, as well as certain cash-based awards. The maximum number of shares of New Common Stock that may be issued or transferred pursuant to awards under the 2017 Incentive Plan is approximately 2.6 million.

Key Executive Incentive Plan
Pursuant to the terms of the Executive Claims Settlement Agreement approved by the Bankruptcy Court on January 10, 2017, the Company’s executive team (collectively, the "Executives") agreed to waive their claims related to the Company’s 2016 Performance Incentive Compensation Plan (the "2016 PICP"), and in exchange therefor, the Company adopted the Stone Energy Corporation Key Executive Incentive Plan ("KEIP"), in which the Executives are allowed to participate. Future payments to Executives under the KEIP are limited to approximately $2 million, or the equivalent of the target bonus under the 2016 PICP for the fourth quarter of 2016, to be paid in two equal installments. The first payment to Executives under the KEIP was paid subsequent to consummation of the bankruptcy cases, on April 24, 2017, and the second payment is to be made 90 days after the Company exits bankruptcy; provided, however, the Executives must have been employed upon consummation of the bankruptcy cases and the 90th day following the Company’s exit from bankruptcy or be terminated without cause or terminated for good reason in order to receive the respective bonus.

Successor Awards

On March 1, 2017, the board of directors of the Successor Company received grants of restricted stock units that are scheduled to vest in full on the day prior to the annual meeting of the Company’s stockholders in May 2018, subject to: (i) the director’s continued service on the board through the vesting date, and (ii) earlier vesting upon the occurrence of a change of control event or the termination of the director’s service due to death or removal from the board without cause. A total of 62,137 restricted stock units were granted with an aggregate grant date fair value of approximately $1.2 million.

NOTE 6 – EARNINGS PER SHARE

On February 28, 2017, upon emergence from Chapter 11 bankruptcy, the Company's Predecessor equity was cancelled and new equity was issued. Additionally, the Predecessor Company's 2017 Convertible Notes were cancelled. See Note 2 – Reorganization and Note 4 – Stockholders' Equity for further details.

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods (in thousands, except per share amounts):

	Successor	Predecessor
	Period from March 1, 2017 through March 31, 2017	Period from January 1, 2017 through February 28, 2017	Three Months Ended March 31, 2016
Income (numerator):
Basic:
Net income (loss)	$(259,613)	$630,317	$(188,784)
Net income attributable to participating securities	—	(4,995)	—
Net income (loss) attributable to common stock - basic	$(259,613)	$625,322	$(188,784)
Diluted:
Net income (loss)	$(259,613)	630,317	$(188,784)
Net income attributable to participating securities	—	(4,995)	—
Net income (loss) attributable to common stock - diluted	$(259,613)	$625,322	$(188,784)
Weighted average shares (denominator):
Weighted average shares - basic	19,997	5,634	5,571
Dilutive effect of stock options	—	—	—
Dilutive effect of warrants	—	—	—
Dilutive effect of restricted stock units	—	—	—
Dilutive effect of convertible notes	—	—	—
Weighted average shares - diluted	19,997	5,634	5,571
Basic income (loss) per share	$(12.98)	$110.99	$(33.89)
Diluted income (loss) per share	$(12.98)	$110.99	$(33.89)

All outstanding stock options were considered antidilutive during the period from January 1, 2017 through February 28, 2017 (Predecessor) (approximately 10,400 shares) because the exercise price of the options exceeded the average price of our common stock for the applicable period. During the three months ended March 31, 2016 (Predecessor), all outstanding stock options were considered antidilutive (approximately 12,900 shares) because we had a net loss for such period. On February 28, 2017, upon emergence from bankruptcy, all outstanding stock options were cancelled. See Note 5 – Share-Based Compensation and Employee Benefit Plans.

On February 28, 2017, upon emergence from bankruptcy, the Predecessor Company's existing common stockholders received warrants to purchase common stock of the Successor Company. See Note 2 – Reorganization. For the period of March 1, 2017 through March 31, 2017 (Successor Company), all outstanding warrants (approximately 3,529,000) were anti-dilutive because we had a net loss for such period.

The Predecessor Company had no outstanding restricted stock units. The board of directors of the Successor Company received grants of restricted stock units on March 1, 2017. See Note 5 – Share-Based Compensation and Employee Benefit Plans. For the period of March 1, 2017 through March 31, 2017, all outstanding restricted stock units (approximately 62,000) were considered antidilutive because we had a net loss for such period.

For the period from January 1, 2017 through February 28, 2017 (Predecessor), the average price of our common stock was less than the effective conversion price for the 2017 Convertible Notes, resulting in no dilutive effect on the diluted earnings per share computation for such period. For the three months ended March 31, 2016 (Predecessor), the 2017 Convertible Notes had no dilutive effect on the diluted earnings per share computation as we had a net loss for such period. On February 28, 2017, upon emergence from bankruptcy, the 2017 Convertible Notes were cancelled. See Note 2 – Reorganization.

During the period from March 1, 2017 through March 31, 2017 (Successor) we had no issuances of shares of our common stock. During the periods from January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016

(Predecessor), approximately 47,390 shares and 50,131 shares of Predecessor Company common stock, respectively, were issued from authorized shares upon the granting of stock awards and the lapsing of forfeiture restrictions of restricted stock for employees and nonemployee directors.

NOTE 7 – DIVESTITURE

On February 27, 2017, we completed the sale of the Appalachia Properties to EQT for net consideration of approximately $522.5 million, representing gross proceeds of $527.0 million adjusted downward by approximately $4.5 million for purchase price adjustments for operations related to the Appalachia Properties after June 1, 2016, the effective date of the transaction. A portion of the consideration received from the sale of the Appalachia Properties was used to fund the Company's cash payment obligations under the Plan. See Note 2 – Reorganization.

At December 31, 2016, the estimated proved oil and natural gas reserves associated with these assets totaled 18 MMBoe (million barrels of oil equivalent), which represented approximately 34% of our estimated proved oil and natural gas reserves on a volume equivalent basis. Upon closing, we no longer have assets or operations in Appalachia. Since accounting for the sale of these oil and gas properties as a reduction in the capitalized costs of oil and gas properties would have significantly altered the relationship between capitalized costs and reserves, we recognized a gain on the sale of approximately $213.5 million, computed as follows (in millions):

Net consideration received for sale of Appalachia Properties		$522.5
Add:	Release of funds held in suspense	4.1
	Transfer of asset retirement obligations	8.7
	Other adjustments, net	2.6
Less:	Transaction costs	(7.1)
	Carrying value of properties sold	(317.3)
Gain on sale		$213.5

The carrying value of the properties sold was determined by allocating total capitalized costs within the U.S. full cost pool between properties sold and properties retained based on their relative fair values.

NOTE 8 – INVESTMENT IN OIL AND GAS PROPERTIES

With the adoption of fresh start accounting, the Company recorded its oil and gas properties at fair value as of February 28, 2017. The Company's proved reserves, probable and possible reserves and unevaluated properties were assigned values of $380.8 million, $16.8 million and $80.2 million, respectively. See Note 3 – Fresh Start Accounting for a discussion of the valuation approach used.

Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (adjusted for designated cash flow hedges and excluding cash flows related to estimated abandonment costs) to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. We refer to this comparison as a ceiling test. If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write down the value of our oil and gas properties to the value of the discounted cash flows.

At March 31, 2017 (Successor), our ceiling test computation resulted in a write-down of our U.S. oil and gas properties of $256.4 million based on twelve-month average prices, net of applicable differentials, of $45.40 per Bbl of oil, $2.24 per Mcf of natural gas and $19.18 per Bbl of natural gas liquids ("NGLs"). The write-down at March 31, 2017 is reflected in the statement of operations of the Successor Company for the period of March 1, 2017 through March 31, 2017 and was primarily due to differences between the trailing twelve-month average pricing assumption used in calculating the ceiling test and the forward prices used in fresh start accounting to estimate the fair value of our oil and gas properties on the fresh start reporting date of February 28, 2017. Weighted average commodity prices used in the determination of the fair value of our oil and gas properties for purposes of fresh start accounting were $56.01 per Bbl of oil, $2.52 per Mcf of natural gas and $14.18 per Bbl of NGLs, net of applicable differentials. Since none of our derivatives as of March 31, 2017 were designated as cash flow hedges (see Note 9 – Derivative Instruments and Hedging Activities), the write-down at March 31, 2017 was not affected by hedging.

At March 31, 2016 (Predecessor), our ceiling test computation resulted in a write-down of our U.S. oil and gas properties of $128.9 million based on twelve-month average prices, net of applicable differentials, of $46.72 per Bbl of oil, $2.01 per Mcf of natural gas and $13.65 per Bbl of NGL. At March 31, 2016, the write-down of oil and gas properties also included $0.3 million related to our Canadian oil and gas properties, which were deemed to be fully impaired at the end of 2015. The write-down at March 31, 2016 was decreased by $23 million as a result of hedges. The March 31, 2016 write-downs are reflected in the statement of operations of the Predecessor Company.

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our hedging strategy is designed to protect our near and intermediate term cash flows from future declines in oil and natural gas prices. This protection is essential to capital budget planning, which is sensitive to expenditures that must be committed to in advance, such as rig contracts and the purchase of tubular goods. We enter into derivative transactions to secure a commodity price for a portion of our expected future production that is acceptable at the time of the transaction. We do not enter into derivative transactions for trading purposes.

All derivatives are recognized as assets or liabilities on the balance sheet and are measured at fair value. At the end of each quarterly period, these derivatives are marked-to-market. If the derivative does not qualify or is not designated as a cash flow hedge, subsequent changes in the fair value of the derivative are recognized in earnings through derivative income (expense) in the statement of operations. If the derivative qualifies and is designated as a cash flow hedge, subsequent changes in the fair value of the derivative are recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is considered effective. Monthly settlements of effective hedges are reflected in revenue from oil and natural gas production. Monthly settlements of ineffective hedges and derivatives not designated or that do not qualify for hedge accounting are recognized in earnings through derivative income (expense). The resulting cash flows from all monthly settlements are reported as cash flows from operating activities.
Through December 31, 2016, we designated our commodity derivatives as cash flow hedges for accounting purposes upon entering into the contracts. A small portion of our cash flow hedges were typically determined to be ineffective because oil and natural gas price changes in the markets in which we sell our products are not 100% correlative to changes in the underlying price basis indicative in the derivative contract. We had no outstanding derivatives at December 31, 2016. With respect to our 2017 and 2018 commodity derivative contracts, we have elected to not designate these contracts as cash flow hedges for accounting purposes. Accordingly, the net changes in the mark-to-market valuations and the monthly settlements on these derivative contracts will be recorded in earnings through derivative income (expense).
We have entered into put contracts, fixed-price swaps and collar contracts with various counterparties for a portion of our expected 2017 and 2018 oil production from the Gulf Coast Basin. All of our derivative transactions have been carried out in the over-the-counter market and are not typically subject to margin-deposit requirements. The use of derivative instruments involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The counterparties to all of our derivative instruments have an "investment grade" credit rating. We monitor the credit ratings of our derivative counterparties on an ongoing basis. Although we typically enter into derivative contracts with multiple counterparties to mitigate our exposure to any individual counterparty, if any of our counterparties were to default on its obligations to us under the derivative contracts or seek bankruptcy protection, we may not realize the benefit of some of our derivative instruments and incur a loss. At May 8, 2017, our derivative instruments were with four counterparties, two of which accounted for approximately 74% of our contracted volumes. All of our outstanding derivative instruments are with lenders under our current bank credit facility.

Put contracts are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contract represents our maximum cash exposure. We are not obligated to make any further payments under the put contract regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if the New York Mercantile Exchange ("NYMEX") prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above the floor. Swaps typically provide for monthly payments by us if prices rise above the swap price or monthly payments to us if prices fall below the swap price. Collar contracts typically require payments by us if the NYMEX average closing price is above the ceiling price or payments to us if the NYMEX average closing price is below the floor price. Settlements for our oil put contracts, fixed-price oil swaps and oil collar contracts are based on an average of the NYMEX closing price for West Texas Intermediate crude oil during the entire calendar month.

The following tables illustrate our derivative positions for calendar years 2017 and 2018 as of May 8, 2017:

		Put Contracts (NYMEX)
		Oil
		Cost of Put ($ in thousands)	Daily Volume (Bbls/d)	Price ($ per Bbl)
2017	February - December	$752	1,000	$50.00
2017	February - December	802	1,000	50.00
2018	January - December	2,183	1,000	54.00
2018	January - December	1,453	1,000	45.00

		Fixed-Price Swaps (NYMEX)
		Oil
		Daily Volume (Bbls/d)	Swap Price ($ per Bbl)
2017	March - December	1,000	$53.90
2018	January - December	1,000	52.50

		Collar Contracts (NYMEX)
		Oil
		Daily Volume (Bbls/d)	Floor Price ($ per Bbl)	Ceiling Price ($ per Bbl)
2017	March - December	1,000	$50.00	$56.45
2017	April - December	1,000	50.00	56.75

Derivatives not designated or not qualifying as hedging instruments

The following table discloses the location and fair value amounts of derivatives not designated or not qualifying as hedging instruments, as reported in our balance sheet, at March 31, 2017 (in millions). We had no outstanding hedging instruments at December 31, 2016 (Predecessor).

Fair Value of Derivatives Not Designated or Not Qualifying as Hedging Instruments at
March 31, 2017
(Successor)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of derivative contracts	$3.4	Current liabilities: Fair value of derivative contracts	$—
	Long-term assets: Fair value of derivative contracts	3.2	Long-term liabilities: Fair value of derivative contracts	—
		$6.6		$—

Gains or losses related to changes in fair value and cash settlements for derivatives not designated or not qualifying as hedging instruments are recorded as derivative income (expense) in the statement of operations. The following table discloses the before tax effect of our derivatives not qualifying as hedging instruments on the statement of operations, for the period from January 1, 2017 through February 28, 2017 (Predecessor) and the period from March 1, 2017 through March 31, 2017 (Successor) (in millions).

Gain (Loss) Recognized in Derivative Income (Expense)
	Successor	Predecessor
	Period from March 1, 2017 through March 31, 2017	Period from January 1, 2017 through February 28, 2017
Description
Commodity contracts:
Cash settlements	$0.2	$—
Change in fair value	2.4	(1.8)
Total gains (losses) on derivatives not designated or not qualifying as hedging instruments	$2.6	$(1.8)

Derivatives qualifying as hedging instruments

None of our derivative contracts outstanding as of March 31, 2017 (Successor) were designated as accounting hedges. We had no outstanding derivatives at December 31, 2016 (Predecessor). At March 31, 2016, we had outstanding derivatives that were designated and qualified as hedging instruments. The following table discloses the before tax effect of derivatives qualifying as hedging instruments, as reported in the statement of operations, during the three months ended March 31, 2016 (Predecessor) (in millions):

Effect of Derivatives Qualifying as Hedging Instruments on the Statement of Operations
for the Three Months Ended March 31, 2016
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) (a)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2016	Location	2016	Location	2016
Commodity contracts	$4.6	Operating revenue - oil/natural gas production	$12.8	Derivative income (expense), net	$0.1
Total	$4.6		$12.8		$0.1

(a) For the three months ended March 31, 2016, effective hedging contracts increased oil revenue by $9.3 million and increased natural gas revenue by $3.5 million.

Offsetting of derivative assets and liabilities

Our derivative contracts are subject to netting arrangements. It is our policy to not offset our derivative contracts in presenting the fair value of these contracts as assets and liabilities in our balance sheet. As of March 31, 2017 (Successor), all of our derivative contracts were in an asset position and therefore, there was no potential impact of the rights of offset. We had no outstanding derivative contracts at December 31, 2016 (Predecessor).

NOTE 10 – DEBT

Our debt balances (net of related unamortized discounts and debt issuance costs) as of March 31, 2017 and December 31, 2016 were as follows (in millions):

	Successor as of	Predecessor as of
	March 31, 2017	December 31, 2016
7 ½% Senior Second Lien Notes due 2022	$225.0	$—
1 ¾% Senior Convertible Notes due 2017	—	300.0
7 ½% Senior Notes due 2022	—	775.0
Predecessor revolving credit facility	—	341.5
4.20% Building Loan	11.2	11.3
Total debt	236.2	1,427.8
Less: current portion of long-term debt	(0.4)	(0.4)
Less: liabilities subject to compromise	—	(1,075.0)
Long-term debt	$235.8	$352.4

Reorganization

On December 14, 2016, the Debtors filed Bankruptcy Petitions seeking relief under the provisions of Chapter 11 of the Bankruptcy Code to pursue a prepackaged plan of reorganization. The 2017 Convertible Notes and 2022 Notes were impacted by the Chapter 11 process and were classified in the accompanying condensed consolidated balance sheet at December 31, 2016 as liabilities subject to compromise under the provisions of ASC 852, "Reorganizations". On February 15, 2017, the Bankruptcy Court entered an order confirming the Plan, and on February 28, 2017, the Plan became effective and the Debtors emerged from bankruptcy. Upon emergence from bankruptcy, pursuant to the terms of the Plan, the Predecessor Company’s 2017 Convertible Notes and 2022 Notes were cancelled, the Predecessor Company’s Pre-Emergence Credit Agreement was amended and restated, and the Company issued the 2022 Second Lien Notes.

Current Portion of Long-Term Debt

As of March 31, 2017, the current portion of long-term debt of $0.4 million represented principal payments due within one year on the Building Loan.

Successor Revolving Credit Facility

On the Effective Date, pursuant to the terms of the Plan, the Company entered into the Fifth Amended and Restated Credit Agreement with the lenders party thereto and Bank of America, N.A. (the "Amended Credit Agreement"), as administrative agent and issuing lender, which amended and replaced the Company's Pre-Emergence Credit Agreement. The Amended Credit Agreement provides for a $200.0 million reserve-based revolving credit facility and matures on February 28, 2021.
The Company’s initial borrowing base under the Amended Credit Agreement has been set at $200.0 million with available borrowings thereunder of up to $150.0 million until the first borrowing base redetermination in November 2017. Interest on loans under the Amended Credit Agreement is calculated using the London Interbank Offering Rate ("LIBOR") or the base rate, at the election of the Company, plus, in each case, an applicable margin. The applicable margin is determined based on borrowing base utilization and ranges from 2.00% to 3.00% per annum for base rate loans and 3.00% to 4.00% per annum for LIBOR loans. At March 31, 2017, the Company had no outstanding borrowings and approximately $12.5 million of outstanding letters of credit, leaving approximately $137.5 million of availability under the Amended Credit Agreement.
The borrowing base under the Amended Credit Agreement is redetermined semi-annually, in May and November, by the lenders, in accordance with the lenders’ customary practices for oil and gas loans, with the first borrowing base redetermination to occur in November 2017. Subject to certain exceptions, the Amended Credit Agreement is required to be guaranteed by all of the material domestic direct and indirect subsidiaries of the Company. As of March 31, 2017, the Amended Credit Agreement is guaranteed by Stone Offshore. The Amended Credit Agreement is secured by substantially all of the Company’s and its subsidiaries’ assets.
The Amended Credit Agreement provides for customary optional and mandatory prepayments, affirmative and negative covenants and events of default, including limitation on the incurrence of debt, liens, restrictive agreements, mergers, asset sales, dividends, investments, affiliate transactions and restrictions on commodity hedging. During the continuance of an event of default, the lenders may take a number of actions, including declaring the entire amount then outstanding under the Amended Credit Agreement due and payable. The Amended Credit Agreement also requires maintenance of certain financial covenants, including (i) a consolidated funded debt to EBITDA ratio of not more than 2.75x for the test period ending March 31, 2017, 2.50x for the test period ending June 30, 2017, 3.00x for the test period ending September 30, 2017, 2.75x for the test period ending December 31, 2017, 2.50x for the test periods ending March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively, 2.75x for the test period ending March 31, 2019, 3.00x for the test period ending June 30, 2019, 3.50x for the test periods ending September 30, 2019 and December 31, 2019, respectively, 3.00x for the test period ending March 31, 2020, 2.75x for the test periods ending June 30, 2020 and September 30, 2020, respectively, and 2.50x for the test periods ending December 31, 2020 and March 31, 2021, respectively, (ii) a consolidated interest coverage ratio of not less than 2.75 to 1.00, and (iii) a requirement to maintain minimum liquidity of at least 20% of the borrowing base. We were in compliance with all covenants under the Amended Credit Agreement as of March 31, 2017.
Predecessor Revolving Credit Facility

On June 24, 2014, the Predecessor Company entered into the Pre-Emergence Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent and issuing lender, with commitments totaling $900 million (subject to borrowing base limitations). The borrowing base under the Pre-Emergence Credit Agreement prior to its amendment and restatement as the Amended Credit Agreement was $150 million. Interest on loans under the Pre-Emergence Credit Agreement was calculated using the LIBOR rate or the base rate, at our election. The margin for loans at the LIBOR rate was determined based on borrowing base utilization and ranged from 1.500% to 2.500%.

Prior to emergence from bankruptcy, the Predecessor Company had $341.5 million of outstanding borrowings and $12.5 million of outstanding letters of credit under the Pre-Emergence Credit Agreement. At emergence, the outstanding borrowings were paid in full and the $12.5 million of outstanding letters of credit were converted to obligations under the Amended Credit Agreement.

Building Loan
On November 20, 2015, we entered into an $11.8 million term loan agreement, the Building Loan, maturing on December 20, 2030. There were no changes to the terms of the Building Loan pursuant to the Plan.

Successor 2022 Second Lien Notes
On the Effective Date, pursuant to the terms of the Plan, the Successor Company entered into an indenture by and among the Company, Stone Offshore as guarantor (the "Guarantor"), and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (the "2022 Second Lien Notes Indenture"), and issued $225.0 million of the Company’s 2022 Second Lien Notes pursuant thereto.

Interest on the 2022 Second Lien Notes will accrue at a rate of 7.50% per annum payable semi-annually in arrears on May 31 and November 30 of each year in cash, beginning November 30, 2017. The 2022 Second Lien Notes are secured on a second lien priority basis by the same collateral that secures the Amended Credit Agreement, including the Company’s oil and natural gas properties, and are guaranteed by the Guarantor. The 2022 Second Lien Notes mature on May 31, 2022. Pursuant to the terms of the Intercreditor Agreement (as defined below), the security interest in those assets that secure the 2022 Second Lien Notes and the related guarantee will be contractually subordinated to liens thereon that secure the Company’s Amended Credit Agreement and certain other permitted obligations as set forth in the 2022 Second Lien Notes Indenture. Consequently, the 2022 Second Lien Notes and the related guarantee will be effectively subordinated to the Amended Credit Agreement and such other permitted secured indebtedness to the extent of the value of such assets.

At any time prior to May 31, 2020, the Company may, at its option, on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2022 Second Lien Notes issued under the 2022 Second Lien Notes Indenture at a redemption price of 107.5% of the principal amount of the 2022 Second Lien Notes, plus accrued and unpaid interest to the redemption date, with an amount of cash equal to the net cash proceeds of certain equity offerings; provided that at least 65% of the aggregate principal amount of the 2022 Second Lien Notes remains outstanding after each such redemption. On or after May 31, 2020, the Company may redeem all or part of the 2022 Second Lien Notes at redemption prices (expressed as percentages of the principal amount) equal to (i) 105.625% for the twelve-month period beginning on May 31, 2020; (ii) 105.625% for the twelve-month period beginning on May 31, 2021; and (iii) 100.000% for the twelve-month period beginning May 31, 2022 and at any time thereafter, plus accrued and unpaid interest at the redemption date. In addition, at any time prior to May 31, 2020, the Company may redeem all or a part of the 2022 Second Lien Notes at a redemption price equal to 100% of the principal amount of the 2022 Second Lien Notes to be redeemed plus a make-whole premium, plus accrued and unpaid interest to the redemption date.

The 2022 Second Lien Notes Indenture contains covenants that restrict the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt and issue preferred stock; (ii) make payments or distributions on account of the Company’s or its restricted subsidiaries’ capital stock; (iii) sell assets; (iv) restrict dividends or other payments of the Company’s restricted subsidiaries; (v) create liens that secure debt; (vi) enter into transactions with affiliates, and (vii) merge or consolidate with another company. These covenants are subject to a number of important exceptions and qualifications. At any time when the 2022 Second Lien Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., and no Default or Event of Default (each as defined in the 2022 Second Lien Notes Indenture) has occurred and is continuing, many of these covenants will terminate.

The 2022 Second Lien Notes Indenture also provides for certain events of default. In the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization with respect to the Company or any of the Company's restricted subsidiaries that is a significant subsidiary, or any group of the Company's restricted subsidiaries that, taken as a whole, would constitute a significant subsidiary of the Company, all outstanding 2022 Second Lien Notes will become due and immediately payable without further action or notice. If any other event of default occurs and is continuing, the trustee of the 2022 Second Lien Notes or the holders of at least 25% in aggregate principal amount of the then outstanding 2022 Second Lien Notes may declare all the 2022 Second Lien Notes to be due and payable immediately.

Intercreditor Agreement

On the Effective Date, Bank of America, N.A., as priority lien agent, The Bank of New York Mellon Trust Company, N.A., as second lien collateral agent, and The Bank of New York Mellon Trust Company, N.A., as the 2022 Second Lien Notes trustee, entered into an intercreditor agreement, which was acknowledged and agreed to by the Company and the Guarantor (the "Intercreditor Agreement") to govern the relationship of holders of the 2022 Second Lien Notes, the lenders under the Amended Credit Agreement and holders of other priority lien obligations, with respect to collateral and certain other matters.

Predecessor Senior Notes

2017 Convertible Notes. On March 6, 2012, the Predecessor Company issued in a private offering $300 million in aggregate principal amount of the 2017 Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The 2017 Convertible Notes were convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, based on an initial conversion rate of 23.4449 shares of our common stock per $1,000 principal amount of

2017 Convertible Notes, which corresponded to an initial conversion price of approximately $42.65 per share of our common stock at the time of the issuance of the 2017 Convertible Notes. On June 10, 2016, we completed a 1-for-10 reverse stock split with respect to our common stock and proportional adjustments were made to the conversion price and shares as they relate to the 2017 Convertible Notes, resulting in a conversion rate of 2.34449 shares of our common stock with a corresponding conversion price of $426.50 per share.

The 2017 Convertible Notes were due on March 1, 2017. Upon emergence from bankruptcy on February 28, 2017, pursuant to the Plan, the $300 million of debt related to the 2017 Convertible Notes was cancelled. See Note 2 – Reorganization for additional details.

During the three months ended March 31, 2016 (Predecessor), we recognized $3.9 million, $0.4 million and $1.3 million, respectively, of interest expense for the amortization of the discount, amortization of deferred financing costs and for the contractual interest coupon on the 2017 Convertible Notes.

2022 Notes. On November 8, 2012 and November 27, 2013, respectively, the Predecessor Company completed the public offering of $300 million and $475 million aggregate principal amount of our 2022 Notes. The 2022 Notes were scheduled to mature on November 15, 2022. Upon emergence from bankruptcy, pursuant to the Plan, the $775 million of debt related to the 2022 Notes was cancelled. See Note 2 – Reorganization for additional details.

NOTE 11 – ASSET RETIREMENT OBLIGATIONS

Upon emergence from bankruptcy, as discussed in Note 3 – Fresh Start Accounting, the Company adopted fresh start accounting which included the adjustment of asset retirement obligations to estimated fair values at February 28, 2017. The change in our asset retirement obligations during the period from January 1, 2017 through February 28, 2017 (Predecessor) and the period from March 1, 2017 through March 31, 2017 (Successor) is set forth below (in millions, inclusive of current portion):

Asset retirement obligations as of January 1, 2017 (Predecessor)	$242.0
Liabilities settled	(3.6)
Divestment of properties	(8.7)
Accretion expense	5.4
Asset retirement obligations as of February 28, 2017 (Predecessor)	235.2
Fair value fresh start adjustment	54.9
Asset retirement obligations as of February 28, 2017 (Successor)	290.1
Liabilities settled	(17.6)
Accretion expense	2.9
Asset retirement obligations as of March 31, 2017 (Successor)	$275.4

NOTE 12 – INCOME TAXES

As a result of the significant declines in commodity prices and the resulting ceiling test write-downs and net losses incurred, we determined during 2015 that it was more likely than not that a portion of our deferred tax assets will not be realized in the future. Accordingly, we established a valuation allowance against a portion of our deferred tax assets. As of March 31, 2017 (Successor), our valuation allowance totaled $217.1 million. Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities. We had a current income tax receivable of $22.5 million at March 31, 2017 (Successor), which primarily relates to expected tax refunds from the carryback of net operating losses to previous tax years.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

As of March 31, 2017 (Successor) and December 31, 2016 (Predecessor), we held certain financial assets that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in marketable securities. We utilize the services of an independent third party to assist us in valuing our derivative instruments. The income approach is used in this determination utilizing the third party's proprietary pricing model. The model accounts for our credit risk and the credit risk of our counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy, and our collar and put contracts are included within the Level 3 fair value hierarchy. Significant unobservable inputs used in establishing fair value for the collars and puts were the volatility impacts in the pricing model as it relates to the call portion of the collar and the floor of the put. For a more detailed description of our derivative instruments, see Note 9 – Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in marketable securities, which are included within the Level 1 fair value hierarchy.

We had no liabilities measured at fair value on a recurring basis at March 31, 2017 (Successor). The following table presents our assets that are measured at fair value on a recurring basis at March 31, 2017 (Successor) (in millions).

	Fair Value Measurements
	Successor as of
	March 31, 2017
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities (Other assets)	$9.0	$9.0	$—	$—
Derivative contracts	6.5	—	0.8	5.7
Total	$15.5	$9.0	$0.8	$5.7

We had no liabilities measured at fair value on a recurring basis at December 31, 2016 (Predecessor). The following table presents our assets that are measured at fair value on a recurring basis at December 31, 2016 (Predecessor) (in millions).

	Fair Value Measurements
	Predecessor as of
	December 31, 2016
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities (Other assets)	$8.7	$8.7	$—	$—
Total	$8.7	$8.7	$—	$—

The table below presents a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period from March 1, 2017 through March 31, 2017 (Successor) and the period from January 1, 2017 through February 28, 2017 (Predecessor).

Hedging Contracts, net
(in millions)
Balance as of January 1, 2017 (Predecessor)	$—
Total gains/(losses) (realized or unrealized):
Included in earnings	(0.6)
Included in other comprehensive income	—
Purchases, sales, issuances and settlements	3.7
Transfers in and out of Level 3	—
Balance as of February 28, 2017 (Successor)	3.1
Total gains/(losses) (realized or unrealized):
Included in earnings	0.5
Included in other comprehensive income	—
Purchases, sales, issuances and settlements	2.1
Transfers in and out of Level 3	—
Balance as of March 31, 2017 (Successor)	$5.7
The amount of total gains/(losses) for the period included in earnings (derivative income) attributable to the change in unrealized gain/(losses) relating to derivatives still held at March 31, 2017	$—
The fair value of cash and cash equivalents approximated book value at March 31, 2017 and December 31, 2016. Upon emergence from bankruptcy on February 28, 2017, the 2017 Convertible Notes and 2022 Notes were cancelled, and the Company issued the 2022 Second Lien Notes. As of December 31, 2016, the fair value of the liability component of the 2017 Convertible Notes was approximately $293.5 million. As of December 31, 2016, the fair value of the 2022 Notes was approximately $465.0 million. As of March 31, 2017, the fair value of the 2022 Second Lien Notes was approximately $219.9 million.

The fair value of the 2022 Notes and the 2022 Second Lien Notes was determined based on quotes obtained from brokers, which represent Level 1 inputs. We applied fair value concepts in determining the liability component of the 2017 Convertible Notes at inception and December 31, 2016. The fair value of the liability was estimated using an income approach. The significant inputs in these determinations were market interest rates based on quotes obtained from brokers and represent Level 2 inputs.

On February 28, 2017, the Company emerged from bankruptcy and adopted fresh start accounting, which resulted in the Company becoming a new entity for financial reporting purposes. Upon the adoption of fresh start accounting, the Company's assets and liabilities were recorded at their fair values as of the fresh start reporting date, February 28, 2017. See Note 3 – Fresh Start Accounting for a detailed discussion of the fair value approaches used by the Company. The inputs utilized in the valuation of our most significant asset, our oil and gas properties, included mostly unobservable inputs, which fall within Level 3 of the fair value hierarchy.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

  Through December 31, 2016, we designated our commodity derivatives as cash flow hedges for accounting purposes upon entering into the contracts, and accordingly, changes in the fair value of the derivative were recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge was considered effective. We had no outstanding derivative contracts at December 31, 2016.

During the periods from March 1, 2017 through March 31, 2017 (Successor) and January 1, 2017 through February 28, 2017 (Predecessor), we entered into various commodity derivative contracts (see Note 9 – Derivative Instruments and Hedging Activities). With respect to our 2017 and 2018 commodity derivative contracts, we have elected to not designate these contracts as cash flow hedges for accounting purposes. Accordingly, the net changes in the mark-to-market valuations and the monthly settlements on these derivative contracts will be recorded in earnings through derivative income (expense).

Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 (Predecessor), were as follows (in millions):

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

NOTE 15 – OTHER OPERATIONAL EXPENSES

Included in other operational expenses for the three months ended March 31, 2016 (Predecessor) is a $6.0 million loss on the substantial liquidation of our foreign subsidiary, Stone Energy Canada ULC, representing cumulative foreign currency translation adjustments, which were reclassified from accumulated other comprehensive income. See Note 14 – Accumulated Other Comprehensive Income (Loss). Also included in other operational expenses for the three months ended March 31, 2016 (Predecessor) are approximately $6.1 million of rig subsidy charges related to the farm out of the ENSCO 8503 deep water drilling rig and stacking charges related to an Appalachian drilling rig.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Chapter 11 Proceedings
On December 14, 2016, the Debtors filed Bankruptcy Petitions seeking relief under the provisions of Chapter 11 of the Bankruptcy Code. The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect pre-petition liabilities or to exercise control over the property of the Debtors. On February 15, 2017, the Bankruptcy Court entered the Confirmation Order confirming the Plan, as modified by the Confirmation Order, and on February 28, 2017, the Plan became effective and the Debtors emerged from bankruptcy, with the bankruptcy cases then being closed by Final Decree Closing Chapter 11 Cases and Terminating Claims Agent Services entered by the Bankruptcy Court on April 20, 2017. For additional information on the bankruptcy proceedings, see Note 1 – Financial Statement Presentation and Note 2 – Reorganization.
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

In July 2016, BOEM issued a Notice to Lessees ("NTL"), with an effective date of September 12, 2016, that augments requirements for the posting of additional financial assurances by offshore lessees. The NTL discontinues the policy of Supplemental Bonding Waivers and allows for the ability to self insure up to 10% of a company’s tangible net worth, where a company can demonstrate a certain level of financial strength. The NTL also provides new procedures for how BOEM determines a lessee’s decommissioning obligations.

We received a Self-Insurance letter from BOEM dated September 30, 2016 stating that we are not eligible to self-insure any of our additional security obligations. We received a Proposal letter from BOEM dated October 20, 2016 indicating that additional security may be required, and we are continuing to work with BOEM to adjust our previously submitted tailored plan for variances between our decommissioning estimates and that of the Bureau of Safety and Environmental Enforcement ("BSEE"). The September 30, 2016 Self-Insurance determination letter was rescinded by BOEM on March 24, 2017. In the first quarter of 2017, BOEM announced that it will extend the implementation timeline for the new NTL by an additional six months. The revised proposed plan may require potentially $30 million to $60 million of incremental financial assurance or bonding for non-sole liability properties by the end of 2017 or in 2018, dependent on adjustments following ongoing discussions with BSEE and any modifications to the NTL. Under the revised proposed plan, additional financial assurance would be required for subsequent years. There is no assurance that this tailored plan will be approved by BOEM, and BOEM may require further revisions to our plan.

NOTE 17 – NEW YORK STOCK EXCHANGE COMPLIANCE

On May 17, 2016, we were notified by the NYSE that our average global market capitalization had been less than $50 million over a consecutive 30 trading-day period at the same time that our stockholders' equity was less than $50 million, which is non-compliant with Section 802.01B of the NYSE Listed Company Manual.

On June 30, 2016, we submitted our 18-month business plan for curing the average market capitalization and stockholders' equity deficiencies to the NYSE, and on August 4, 2016, the NYSE accepted the Plan. We submitted our quarterly updates to the business plan for the second, third and fourth quarters of 2016, each of which was accepted by the NYSE. Since March 1, 2017, the first day of trading subsequent to the effective date of the Company's plan of reorganization, the Successor Company has maintained a market capitalization above $50 million. The NYSE will continue to review the Company on a quarterly basis for compliance with the business plan until we have demonstrated compliance with the average global market capitalization and stockholders' equity listing requirements for two consecutive quarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The information in this Quarterly Report on Form 10-Q (this "Form 10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in our 2016 Annual Report on Form 10-K and in this Form 10-Q.
Forward-looking statements may appear in a number of places in this Form 10-Q and include statements with respect to, among other things:

•	expected results from risk-weighted drilling success;

•	estimates of our future oil and natural gas production, including estimates of any increases in oil and natural gas production;

•	planned capital expenditures and the availability of capital resources to fund capital expenditures;

•	our outlook on oil and natural gas prices;

•	estimates of our oil and natural gas reserves;

•	any estimates of future earnings growth;

•	the impact of political and regulatory developments;

•	our outlook on the resolution of pending litigation and government inquiry;

•	estimates of the impact of new accounting pronouncements on earnings in future periods;

•	our future financial condition or results of operations and our future revenues and expenses;

•	the outcome of restructuring efforts and asset sales;

•	the amount, nature and timing of any potential acquisition or divestiture transactions;

•	any expected results or benefits associated with our acquisitions;

•	our access to capital and our anticipated liquidity;

•	estimates of future income taxes; and

•	our business strategy and other plans and objectives for future operations, including the board's assessment of the Company's strategic direction.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and marketing of oil and natural gas. These risks include, among other things:

•	commodity price volatility, including further or sustained declines in the prices we receive for our oil and natural gas production;

•	domestic and worldwide economic conditions, which may adversely affect the demand for and supply of oil and natural gas;

•	the availability of capital on economic terms to fund our operations, capital expenditures, acquisitions and other obligations;

•	our future level of indebtedness, liquidity and compliance with debt covenants;

•	our future financial condition, results of operations, revenues, cash flows and expenses;

•	the potential need to sell certain assets or raise additional capital;

•	our ability to post additional collateral for current bonds or comply with new supplemental bonding requirements imposed by BOEM;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under our bank credit facility and impairments;

•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;

•	the impact of a financial crisis on our business operations, financial condition and ability to raise capital;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	third-party interruption of sales to market;

•	inflation;

•	lack of availability and cost of goods and services;

•	market conditions relating to potential acquisition and divestiture transactions;

•	regulatory and environmental risks associated with drilling and production activities;

•	our ability to establish operations or production on our acreage prior to the expiration of related leaseholds;

•	availability of drilling and production equipment, facilities, field service providers, gathering, processing and transportation;

•	competition in the oil and gas industry;

•	our inability to retain and attract key personnel;

•	drilling and other operating risks, including the consequences of a catastrophic event;

•	unsuccessful exploration and development drilling activities;

•	hurricanes and other weather conditions;

•	availability, cost and adequacy of insurance coverage;

•
adverse effects of changes in applicable tax, environmental, derivatives, permitting, bonding and other regulatory requirements and legislation, as well as agency interpretation and enforcement and judicial decisions regarding the foregoing;

•	uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures; and

•	other risks described in this Form 10-Q and our 2016 Annual Report on Form 10-K.
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, Item 1A. Risk Factors, of this Form 10-Q and (2) Part I, Item 1A, of our 2016 Annual Report on Form 10-K. Should one or more of the risks or uncertainties described above, in our 2016 Annual Report on Form 10-K or elsewhere in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in this Form 10-Q should be read in conjunction with the MD&A contained in our 2016 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our 2016 Annual Report on Form 10-K describes the accounting estimates that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:

•	remaining proved oil and natural gas reserve volumes and the timing of their production;

•	estimated costs to develop and produce proved oil and natural gas reserves;

•	accruals of exploration costs, development costs, operating costs and production revenue;

•	timing and future costs to abandon our oil and gas properties;

•	effectiveness and estimated fair value of derivative positions;

•	classification of unevaluated property costs;

•	capitalized general and administrative costs and interest;

•	estimates of fair value in business combinations;

•	estimates of reorganization value and enterprise value;

•	fair value of assets and liabilities recorded as a result of the adoption of fresh start accounting;

•	current and deferred income taxes; and

•	contingencies.
This Form 10-Q should be read together with the discussion contained in our 2016 Annual Report on Form 10-K regarding these critical accounting policies. There have been no material changes to our critical accounting policies from those described in our 2016 Annual Report on Form 10-K, except as described below.
Fresh Start Accounting
Upon emergence from bankruptcy, the Company qualified for and adopted fresh start accounting in accordance with the provisions of ASC 852, "Reorganizations" as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting as of February 28, 2017. Fresh start accounting required the Company to present its assets, liabilities and equity as if it were a new entity upon emergence from bankruptcy, with no beginning retained earnings or deficit as of the fresh start reporting date. The new entity is referred to as Successor or Successor Company, and includes the financial position and results of operations of the reorganized Company subsequent to February 28, 2017. References to Predecessor or Predecessor Company relate to the financial position and results of operations of the Company prior to, and including, February 28, 2017.

Derivative Instruments and Hedging Activities
Through December 31, 2016, we designated our commodity derivatives as cash flow hedges for accounting purposes upon entering into the contracts. Accordingly, they were recorded as either an asset or liability measured at fair value and subsequent changes in the derivative’s fair value were recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge was considered effective. Monthly settlements of effective hedges were reflected in revenue from oil and natural gas production. With respect to our 2017 and 2018 commodity derivative contracts, we have elected to not designate these contracts as cash flow hedges for accounting purposes. Accordingly, the net changes in the mark-to-market valuations and the monthly settlements on these derivative contracts will be recorded in earnings through derivative income (expense).
Other Factors Affecting Our Business and Financial Results
In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Form 10-Q should be read in conjunction with the discussion in Part I, Item 1A, of our 2016 Annual Report on Form 10-K and in this Form 10-Q under Part II, Item 1A. Risk Factors, regarding our known material risk factors.
Overview
We are an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties. We have been operating in the GOM Basin since our incorporation in 1993 and have established a technical and operational expertise in this area. We leveraged our experience in the GOM conventional shelf and expanded our reserve base into the more prolific basins of the GOM deep water, Gulf Coast deep gas and the Marcellus and Utica shales in Appalachia. At December 31, 2016, we had producing properties and acreage in the Marcellus and Utica Shales in Appalachia. In connection with our restructuring efforts, we determined that a sale of the Appalachia Properties would be a beneficial way to maximize value for all stakeholders. We completed the sale of the Appalachia Properties to EQT on February 27, 2017 for net consideration of approximately $522.5 million. See "Reorganization and Emergence from Voluntary Chapter 11 Proceedings" below for additional information on the sale of the Appalachia Properties.
As discussed in Note 3 – Fresh Start Accounting, upon emergence from bankruptcy, the Company adopted fresh start accounting in accordance with the provisions of ASC 852, "Reorganizations", which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date. As a result of the adoption of fresh start accounting, the Company’s unaudited condensed consolidated financial statements subsequent to February 28, 2017 will not be comparable to its financial statements prior to that date. References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized Company subsequent to February 28, 2017. References to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the Company prior to, and including, February 28, 2017.

Reorganization and Emergence from Voluntary Chapter 11 Proceedings

On December 14, 2016, we filed Bankruptcy Petitions seeking relief under the provisions of Chapter 11 of the Bankruptcy Code to pursue a prepackaged plan of reorganization to address our liquidity and capital structure. On February 15, 2017, the Bankruptcy Court entered an order confirming the Plan, and on February 28, 2017, the Plan became effective and we emerged from bankruptcy.

In connection with our restructuring efforts, we sold our Appalachia Properties to EQT on February 27, 2017, for net consideration of approximately $522.5 million, representing gross proceeds of $527.0 million adjusted downward by approximately $4.5 million for purchase price adjustments for operations related to the Appalachia Properties after June 1, 2016, the effective date of the transaction. A portion of the consideration received from the sale of the Appalachia Properties was used to fund the Company's cash payment obligations under the Plan. At December 31, 2016, the Appalachia Properties accounted for approximately 34% of the Predecessor Company’s total estimated proved oil and natural gas reserves on a volume equivalent basis. Upon closing of the sale on February 27, 2017, we no longer have operations or assets in Appalachia.

Upon emergence from bankruptcy, pursuant to the terms of the Plan, the following significant transactions occurred:

•
Shares of the Predecessor Company’s issued and outstanding common stock immediately prior to the Effective Date were cancelled, and on the Effective Date, reorganized Stone issued an aggregate of 20.0 million shares of New Common Stock.

•
The Predecessor Company’s 2022 Notes and 2017 Convertible Notes were cancelled and the holders of such notes received their pro rata share of (a) $100 million of cash, (b) 19.0 million shares of the New Common Stock, representing 95% of the New Common Stock and (c) $225 million of 2022 Second Lien Notes.

•
The Predecessor Company’s common stockholders received their pro rata share of 1.0 million shares of the New Common Stock, representing 5% of the New Common Stock, and warrants to purchase approximately 3.5 million shares of New Common Stock.

The warrants have an exercise price of $42.04 per share and a term of four years, unless terminated earlier by their terms upon the consummation of certain business combinations or sale transactions involving the Company.

•
The Predecessor Company’s Pre-Emergence Credit Agreement was amended and restated as the Amended Credit Agreement. The obligations owed to the lenders under the Pre-Emergence Credit Agreement were converted to obligations under the Amended Credit Agreement.

•
All claims of creditors with unsecured claims, other than the claims by the holders of the 2022 Notes and 2017 Convertible Notes, including vendors, were unaltered and paid in full in the ordinary course of business to the extent the claims were undisputed.

For further information regarding the debt instruments of the Successor Company, see Liquidity and Capital Resources below.

Management Changes

On April 25, 2017, David H. Welch informed the board of directors of the Company of his intention to retire as the Chief Executive Officer and President of the Company and as a member of the board. Effective April 28, 2017, the board of directors elected James M. Trimble, a member of the board, to serve as the Company's Interim Chief Executive Officer and President, and appointed Keith A. Seilhan, the Company's Senior Vice President – Gulf of Mexico, to serve as the Company's Chief Operating Officer.
Known Trends and Uncertainties
Non-designation of commodity derivatives – With respect to our 2017 and 2018 commodity derivative contracts, we have elected to not designate these contracts as cash flow hedges for accounting purposes. Accordingly, these derivative instruments are accounted for on a mark-to-market basis with changes in fair value recognized currently in earnings through derivative income (expense) in the statement of operations. As a result of these mark-to-market adjustments, we will likely experience volatility in earnings from time to time due to commodity price volatility. See Results of Operations below for more information.
Oil and Gas Properties Full Cost Ceiling Test – If NYMEX commodity prices remain at current levels (approximately $47.50 per Bbl of oil and $3.20 per MMBtu of natural gas), we would expect an increase in the twelve-month average price used in estimating the present value of estimated future net cash flows of our proved reserves. Accordingly, we would not expect downward revisions to our estimated proved reserve quantities as a result of pricing that would cause us to recognize a ceiling test write-down in the second quarter of 2017. However, significant evaluations or impairments of unevaluated costs or other well performance related activities affecting proved reserve quantities could cause us to recognize such a write-down.
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
In July 2016, BOEM issued a new NTL, with an effective date of September 12, 2016, that augments requirements for the posting of additional financial assurance by offshore lessees. The NTL discontinues the policy of Supplemental Bonding Waivers and allows for the ability to self-insure up to 10% of a company’s tangible net worth, where a company can demonstrate a certain level of financial strength. The NTL also provides new procedures for how BOEM determines a lessee’s decommissioning obligations.
We received a Self-Insurance letter from BOEM dated September 30, 2016 stating that we are not eligible to self-insure any of our additional security obligations. We received a Proposal letter from BOEM dated October 20, 2016 indicating that additional security may be required, and we are continuing to work with BOEM to adjust our previously submitted tailored plan for variances between our decommissioning estimates and that of BSEE's. The September 30, 2016 Self-Insurance determination letter was rescinded by BOEM on March 24, 2017. In the first quarter of 2017, BOEM announced that it will extend the implementation timeline for the new NTL by an additional six months. The revised proposed plan we submitted to BOEM may require potentially $30 million to $60 million of incremental financial assurance or bonding for non-sole liability properties by the end of 2017 or in 2018, dependent on adjustments following ongoing discussions with BSEE and any modifications to the NTL. Under the revised proposed plan, additional financial assurance would be required for subsequent years. There is no assurance this tailored plan will be approved by BOEM, and BOEM may require further revisions to our plan. Additionally, it is uncertain at this time what impact the new Trump administration may have on the current financial regulatory framework. Compliance with the NTL, or any other new rules, regulations or legal initiatives by BOEM or other governmental authorities that impose more stringent requirements adversely affecting our offshore activities could delay or disrupt our operations, result in increased supplemental bonding and costs, limit our activities in certain areas, cause us to incur penalties or fines or to shut-in production at one or more of our facilities, or result in the suspension or cancellation of leases.
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
Hurricanes – Since a large portion of our production originates from a concentrated area of the GOM, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable and practical insurance coverage for property damage to our facilities for hurricanes has been difficult to obtain for some time so we have eliminated our hurricane insurance coverage. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible increases to and/or acceleration of plugging and abandonment costs, all of which could also affect our ability to remain in compliance with the covenants under our Amended Credit Agreement.
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
Liquidity and Capital Resources
Overview
In connection with our restructuring efforts, we sold our Appalachia Properties on February 27, 2017 for net consideration of approximately $522.5 million. A portion of the consideration received from the sale of the Appalachia Properties was used to fund the Company's cash payment obligations under the Plan. Upon emergence from bankruptcy on February 28, 2017, we eliminated approximately $1.1 billion in principal amount of debt. For additional details, see "Reorganization and Emergence from Voluntary Chapter 11 Proceedings" above. These significant transactions improved our financial position and liquidity.
As of May 8, 2017, we had approximately $175.6 million of cash on hand and $72.3 million of cash held in a restricted account to satisfy near-term plugging and abandonment liabilities, pursuant to the terms of the Amended Credit Agreement, and approximately $236 million in total debt outstanding, including $225 million of 2022 Second Lien Notes and $11 million outstanding under the Building Loan. We had no outstanding borrowings and approximately $12.5 million of outstanding letters of credit under the Amended Credit Agreement at May 8, 2017, resulting in $137.5 million of availability under the Amended Credit Agreement. Our initial borrowing base under the Amended Credit Agreement has been set at $200.0 million with available borrowings thereunder of up to $150.0 million until the first borrowing base redetermination in November 2017. There are no assurances that the borrowing base will remain at the current level, and there could potentially be a decrease in the borrowing base at redetermination.
We have established and the board of directors of the Company has approved an initial capital expenditures budget for 2017 of $181 million. The capital expenditures budget includes approximately $27 million for exploration opportunities, $54 million for development activities and $100 million for the plugging and abandonment of idle wells and platforms. Based on our current outlook of commodity prices and our estimated production for 2017, we expect that cash flows from operating activities, cash on hand and availability under the Amended Credit Agreement will be adequate to meet the current 2017 operating and capital expenditure needs of the Company.
In April 2017, our board of directors retained financial advisers to assist the board in its determination of the Company's strategic direction, including assessing its various strategic alternatives. The Board is exploring all potential avenues to increase stockholder value, which may include the acquisition of additional assets, accessing external capital, a business combination, or another strategic transaction. No decision has been made with regard to any alternatives, and there can be no assurance that this assessment will result in any transaction.
The Company is currently evaluating various acquisition opportunities, which, if successful, would increase the capital requirements of the Company for 2017. Although we have no current plans to access the public or private equity or debt markets for purposes of capital, we may consider such funding sources to provide additional capital if needed.

On March 21, 2016, we received notice letters from BOEM stating that BOEM had determined that we no longer qualified for a supplemental bonding waiver under the financial criteria specified in BOEM's guidance to lessees at that time. In late March 2016, we proposed a tailored plan to BOEM for financial assurances relating to our abandonment obligations, which provides for posting some incremental financial assurances in favor of BOEM. On May 13, 2016, we received notice letters from BOEM rescinding its demand for supplemental bonding with the understanding that we will continue to make progress with BOEM towards finalizing and implementing our long-term tailored plan. A global update of the GOM decommissioning estimates was made on August 29, 2016, and BOEM requested that we resubmit our tailored plan to reflect the updated decommissioning estimates.
In July 2016, BOEM issued a new NTL, with an effective date of September 12, 2016, that augments requirements for the posting of additional financial assurance by offshore lessees. The NTL discontinues the policy of Supplemental Bonding Waivers and allows for the ability to self-insure up to 10% of a company’s tangible net worth, where a company can demonstrate a certain level of financial strength. We received a Self-Insurance letter from BOEM dated September 30, 2016 stating that we are not eligible to self-insure any of our additional security obligations. We received a Proposal letter from BOEM dated October 20, 2016 indicating that additional security may be required, and we are continuing to work with BOEM to adjust our previously submitted tailored plan for variances between our decommissioning estimates and that of BSEE's. The September 30, 2016 Self-Insurance determination letter was rescinded by BOEM on March 24, 2017. The revised proposed plan we submitted to BOEM may require potentially $30 million to $60 million of incremental financial assurance or bonding for non-sole liability properties by the end of 2017 or in 2018, dependent on adjustments following ongoing discussions with BSEE and any modifications to the NTL.
Although the surety companies have not historically required collateral from us to back our surety bonds, we have provided some cash collateral on an immaterial portion of our existing surety bonds and may be required to provide additional cash collateral on existing and/or new surety bonds required by BOEM to satisfy financial assurance requirements. This need to obtain additional surety bonds or some other form of financial assurance, could impact our liquidity. See Known Trends and Uncertainties.
Indebtedness
Successor Bank Credit Facility – On the Effective Date, pursuant to the terms of the Plan, the Predecessor Company's Pre-Emergence Credit Agreement was amended and restated as the Amended Credit Agreement, and the obligations owed to the lenders under the Pre-Emergence Credit Agreement were converted to obligations under the Amended Credit Agreement. The Amended Credit Agreement provides for a $200.0 million reserve-based revolving credit facility and matures on February 28, 2021.
The Company’s initial borrowing base under the Amended Credit Agreement has been set at $200.0 million with available borrowings thereunder of up to $150.0 million until the first borrowing base redetermination in November 2017. Interest on loans under the Amended Credit Agreement is calculated using the LIBOR or the base rate, at the election of the Company, plus, in each case, an applicable margin. The applicable margin is determined based on borrowing base utilization and ranges from 2.00% to 3.00% per annum for base rate loans and 3.00% to 4.00% per annum for LIBOR loans. At March 31, 2017, the Company had no outstanding borrowings and approximately $12.5 million of outstanding letters of credit, leaving $137.5 million of availability under the Amended Credit Agreement.
The borrowing base under the Amended Credit Agreement is redetermined semi-annually, in May and November, by the lenders, in accordance with the lenders’ customary practices for oil and gas loans, with the first borrowing base redetermination to occur in November 2017. Subject to certain exceptions, the Amended Credit Agreement is required to be guaranteed by all of the material domestic direct and indirect subsidiaries of the Company. As of March 31, 2017, the Amended Credit Agreement is guaranteed by Stone Offshore. The Amended Credit Agreement is secured by substantially all of the Company’s and its subsidiaries’ assets.
The Amended Credit Agreement provides for customary optional and mandatory prepayments, affirmative and negative covenants and events of default, including limitation on the incurrence of debt, liens, restrictive agreements, mergers, asset sales, dividends, investments, affiliate transactions and restrictions on commodity hedging. During the continuance of an event of default, the lenders may take a number of actions, including declaring the entire amount then outstanding under the Amended Credit Agreement due and payable. The Amended Credit Agreement also requires maintenance of certain financial covenants, including (i) a consolidated funded debt to EBITDA ratio of not more than 2.75x for the test period ending March 31, 2017, 2.50x for the test period ending June 30, 2017, 3.00x for the test period ending September 30, 2017, 2.75x for the test period ending December 31, 2017, 2.50x for the test periods ending March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively, 2.75x for the test period ending March 31, 2019, 3.00x for the test period ending June 30, 2019, 3.50x for the test periods ending September 30, 2019 and December 31, 2019, respectively, 3.00x for the test period ending March 31, 2020, 2.75x for the test periods ending June 30, 2020 and September 30, 2020, respectively, and 2.50x for the test periods ending December 31, 2020 and March 31, 2021, respectively, (ii) a consolidated interest coverage ratio of not less than 2.75 to 1.00, and (iii) a requirement to maintain minimum liquidity of at least 20% of the borrowing base. We were in compliance with all covenants under the Amended Credit Agreement as of March 31, 2017.
2022 Second Lien Notes – On the Effective Date, pursuant to the terms of the Plan, the Successor Company issued $225.0 million of the Company’s 2022 Second Lien Notes. Interest on the 2022 Second Lien Notes will accrue at a rate of 7.50% per annum payable semi-annually in arrears on May 31 and November 30 of each year in cash, beginning November 30, 2017. The 2022 Second Lien Notes are secured on a second lien priority basis by the same collateral that secures the Amended Credit Agreement, including the Company’s oil and natural gas properties, and are guaranteed by the Guarantor. The 2022 Second Lien Notes mature on May 31, 2022. Pursuant to the terms of the Intercreditor Agreement, the security interest in those assets that secure the 2022 Second Lien Notes and the related guarantee will be contractually subordinated to liens thereon that secure the Company’s Amended Credit Agreement and certain other permitted obligations as set forth in the 2022 Second Lien Notes Indenture. Consequently, the 2022 Second Lien Notes and the related guarantee will be effectively subordinated to the Amended Credit Agreement and such other permitted secured indebtedness to the extent of the value of such assets.
At any time prior to May 31, 2020, the Company may, at its option, on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2022 Second Lien Notes issued under the 2022 Second Lien Notes Indenture at a redemption price of 107.5% of the principal amount of the 2022 Second Lien Notes, plus accrued and unpaid interest to the redemption date, with an amount of cash equal to the net cash proceeds of certain equity offerings; provided that at least 65% of the aggregate principal amount of the 2022 Second Lien Notes remains outstanding after each such redemption. On or after May 31, 2020, the Company may redeem all or part of the 2022 Second Lien Notes at redemption prices (expressed as percentages of the principal amount) equal to (i) 105.625% for the twelve-month period beginning on May 31, 2020; (ii) 105.625% for the twelve-month period beginning on May 31, 2021; and (iii) 100.000% for the twelve-month period beginning May 31, 2022 and at any time thereafter, plus accrued and unpaid interest at the redemption date. In addition, at any time prior to May 31, 2020, the Company may redeem all or a part of the 2022 Second Lien Notes at a redemption price equal to 100% of the principal amount of the 2022 Second Lien Notes to be redeemed plus a make-whole premium, plus accrued and unpaid interest to the redemption date.

The 2022 Second Lien Notes Indenture contains covenants that restrict the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt and issue preferred stock; (ii) make payments or distributions on account of the Company’s or its restricted subsidiaries’ capital stock; (iii) sell assets; (iv) restrict dividends or other payments of the Company’s restricted subsidiaries; (v) create liens that secure debt; (vi) enter into transactions with affiliates, and (vii) merge or consolidate with another company. These covenants are subject to a number of important exceptions and qualifications. At any time when the 2022 Second Lien Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., and no Default or Event of Default (each as defined in the 2022 Second Lien Notes Indenture) has occurred and is continuing, many of these covenants will terminate.
Cash Flow and Working Capital
Net cash provided by (used in) operating activities totaled $10.6 million during the period of March 1, 2017 through March 31, 2017 (Successor) and ($5.9) million during the period of January 1, 2017 through February 28, 2017 (Predecessor) compared to $29.4 million during the three months ended March 31, 2016 (Predecessor). Operating cash flows were positively impacted during the periods of March 1, 2017 through March 31, 2017 (Successor) and January 1, 2017 through February 28, 2017 (Predecessor) as a result of increases in the prices we received for our oil, natural gas and NGL production, and decreases in lease operating expenses and incentive compensation bonuses. Included in operating cash flows for the period of January 1, 2017 through February 28, 2017 (Predecessor) is the payment to Tug Hill of approximately $11.5 million for a break-up fee and expense reimbursements upon termination of the Tug Hill PSA. See Note 7 – Divestiture for additional information on the sale of the Appalachia Properties. See Results of Operations below for additional information relative to commodity prices, production and operating expense variances.
Net cash provided by investing activities totaled $6.7 million during the period of March 1, 2017 through March 31, 2017 (Successor) and $421.0 million during the period of January 1, 2017 through February 28, 2017 (Predecessor), which primarily represents net proceeds from the sale of the Appalachia Properties, partially offset by our investment in oil and gas properties. Net cash used in investing activities totaled $129.3 million during the three months ended March 31, 2016 (Predecessor), which primarily represents our investment in oil and gas properties.
Net cash used in financing activities totaled $442.8 million during the period of January 1, 2017 through February 28, 2017 (Predecessor), which primarily represents $341.5 million in repayments of borrowings under the Pre-Emergence Credit Agreement and $100.0 million of payments to the holders of the 2017 Convertible Notes and 2022 Notes in connection with our restructuring. Net cash provided by financing activities totaled $456.3 million during the three months ended March 31, 2016 (Predecessor), which primarily represents $477.0 million of borrowings under our Pre-Emergence Credit Agreement less $20.0 million in repayments of borrowings under our Pre-Emergence Credit Agreement.
We had working capital at March 31, 2017 (Successor) of $194.2 million.
Capital Expenditures
During the period of March 1, 2017 through March 31, 2017 (Successor), additions to oil and gas property costs of $7.0 million included $0.1 million of lease and property acquisition costs, $0.4 million of capitalized SG&A expenses (inclusive of incentive compensation) and $0.4 million of capitalized interest. During the period of January 1, 2017 through February 28, 2017 (Predecessor), additions to oil and gas property costs of $16.2 million included $3.0 million of capitalized SG&A expenses (inclusive of incentive compensation) and $2.5 million of capitalized interest. These investments were financed with cash on hand and cash flows from operating activities. These additions to oil and gas property costs exclude approximately $21 million of plugging and abandonment expenditures which are recorded as a reduction of asset retirement obligations.
Contractual Obligations and Other Commitments
The following table summarizes our significant contractual obligations and commitments, other than derivative contracts, by maturity as of March 31, 2017 (Successor) (in thousands):

	Payments Due By Period
	Total	Remaining Period in 2017	Years 2018 - 2019	Years 2020 - 2021	Years 2022 and Beyond
Contractual Obligations and Commitments:
7.50% Second Lien Notes due 2022	$225,000	$—	$—	$—	$225,000
4.20% Building Loan	11,278	307	868	944	9,159
Interest and commitment fees (1)	95,941	14,951	36,063	35,391	9,536
Asset retirement obligations including accretion	664,674	127,260	70,349	36,176	430,889
Rig commitments (2)	8,150	8,150	—	—	—
Seismic data commitments	15,380	7,690	7,690	—	—
Operating lease obligations	568	408	160	—	—
Total Contractual Obligations and Commitments	$1,020,991	$158,766	$115,130	$72,511	$674,584

(1)	Includes interest payable on the 2022 Second Lien Notes and Building Loan. Assumes 0.375% fee on unused commitments under the Amended Credit Agreement.

(2)	Represents minimum committed future expenditures for drilling rig services.

Results of Operations
The following table sets forth certain information with respect to our oil and gas operations for the periods presented. The period of March 1, 2017 through March 31, 2017 (Successor Company) and the period of January 1, 2017 through February 28, 2017 (Predecessor Company) are distinct reporting periods as a result of our application of fresh start accounting upon emergence from bankruptcy on February 28, 2017 and may not be comparable to prior periods.

	Successor	Predecessor
	Period from March 1, 2017 through March 31, 2017	Period from January 1, 2017 through February 28, 2017	Three Months Ended March 31, 2016
Production:
Oil (MBbls)	410	908	1,635
Natural gas (MMcf)	818	5,037	6,846
NGLs (MBbls)	31	408	364
Oil, natural gas and NGLs (MBoe)	577	2,156	3,140
Revenue data (in thousands): (1)
Oil revenue	$20,027	$45,837	$60,275
Natural gas revenue	2,210	13,476	15,173
NGL revenue	777	8,706	4,735
Total oil, natural gas and NGL revenue	$23,014	$68,019	$80,183
Average prices: (2)
Oil (per Bbl)	$48.85	$50.48	$36.87
Natural gas (per Mcf)	2.70	2.68	2.22
NGLs (per Bbl)	25.06	21.34	13.01
Oil, natural gas and NGLs (per Boe)	39.89	31.55	25.54
Expenses (per MBoe):
Lease operating expenses	$8.21	$4.09	$6.23
Transportation, processing and gathering expenses	0.25	3.22	0.27
SG&A expenses (3)	5.76	4.47	4.06
DD&A expense on oil and gas properties	26.89	17.05	19.25

(1)
Includes the cash settlement of effective hedging contracts for the three months ended March 31, 2016. With respect to our 2017 and 2018 commodity derivative contracts, we have elected to not designate these contracts as cash flow hedges, and accordingly, cash settlements on our derivative contracts for periods subsequent to January 1, 2017 are reflected in derivative income (expense).

(2)
Prices for the three months ended March 31, 2016 include the realized impact of derivative instrument settlements, which increased the price of oil by $5.65 per Bbl and increased the price of natural gas by $0.52 per Mcf.

(3)	Excludes incentive compensation expense.

Net Income/Loss. During the period of March 1, 2017 through March 31, 2017 (Successor), we reported a net loss of approximately $259.6 million ($12.98 per share) and during the period of January 1, 2017 through February 28, 2017 (Predecessor), we reported net income of approximately $630.3 million ($110.99 per share). For the three months ended March 31, 2016, we reported a net loss totaling approximately $188.8 million ($33.89 per share).
Write-down of oil and gas properties – We follow the full cost method of accounting for oil and gas properties. During the period of March 1, 2017 through March 31, 2017 (Successor) and the three months ended March 31, 2016 (Predecessor), we recognized ceiling test write-downs of our U.S. oil and gas properties totaling $256.4 million and $128.9 million, respectively. During the three months ended March 31, 2016 (Predecessor), we recognized a ceiling test write-down of our Canadian oil and gas properties, which were deemed fully impaired at the end of 2015, totaling $0.3 million. The write-downs did not impact our cash flows from operating activities but did reduce net income and stockholders’ equity.
The March 31, 2017 write-down of oil and gas properties was primarily due to differences between the trailing twelve-month average pricing assumption used in calculating the ceiling test and the forward prices used in fresh start accounting to estimate the fair value of our oil and gas properties on the fresh start reporting date of February 28, 2017.
Sale of Appalachia Properties – During the period of January 1, 2017 through February 28, 2017 (Predecessor), we recognized a $213.5 million gain on the sale of the Appalachia Properties, representing the excess of the proceeds from the sale over the carrying amount attributed to the oil and gas properties sold, adjusted for transaction costs and other items. See Note 7 – Divestiture for additional details.
Reorganization items – During the period of January 1, 2017 through February 28, 2017 (Predecessor), we recognized a net gain of $437.7 million for reorganization items. The net gain was primarily due to the gain on the discharge of debt and fresh start adjustments upon emergence from bankruptcy.
Production. During the period of March 1, 2017 through March 31, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor), total production volumes were 577 MBoe, 2,156 MBoe and 3,140 MBoe, respectively. Oil production during the period of March 1, 2017 through March 31, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor) totaled approximately 410 MBbls, 908 MBls and 1,635 MBbls, respectively. Natural gas production totaled 0.8 Bcf, 5.0 Bcf and 6.8 Bcf during the period of March 1, 2017 through March 31, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor), respectively. NGL production during the period of March 1, 2017 through March 31, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor), totaled approximately 31 MBbls, 408 MBbls and 364 MBbls, respectively.
Production from our deep water Amethyst well was shut-in in April 2016 to allow for a technical evaluation. On November 30, 2016, we performed a routine shut-in of the well to record pressures and determined that pressure communication existed between the production tubing and production casing strings, resulting from a suspected tubing leak. In late April 2017, we completed temporary abandonment operations, and we are evaluating the well for potential sidetrack operations, assuming we can secure an appropriate partner.
On February 27, 2017, we completed the sale of the Appalachia Properties to EQT. The Mary field in Appalachia was shut-in from September 2015 through late June 2016. The shut-in of the Mary field resulted in minimal operational activity for the Appalachia Properties for the three months ended March 31, 2016. For the period of January 1, 2017 through February 27, 2017, total production volumes attributable to the Appalachia Properties were approximately 965 MBoe, comprised of 3.5 Bcf of natural gas, 57 MBbls of oil and 330 MBbls of NGLs.
Prices. Prices realized during the period of March 1, 2017 through March 31, 2017 (Successor) averaged $48.85 per Bbl of oil, $2.70 per Mcf of natural gas and $25.06 per Bbl of NGLs. Prices realized during the period of January 1, 2017 through February 28, 2017 (Predecessor) averaged $50.48 per Bbl of oil, $2.68 per Mcf of natural gas and $21.34 per Bbl of NGLs. Prices realized during the three months ended March 31, 2016 (Predecessor) averaged $36.87 per Bbl of oil, $2.22 per Mcf of natural gas and $13.01 per Bbl of NGLs. The unit pricing amounts for the three months ended March 31, 2016 include the cash settlement of effective hedging contracts.
We enter into various derivative contracts in order to reduce our exposure to the possibility of declining oil and natural gas prices. During the three months ended March 31, 2016, our effective hedging transactions increased our average realized natural gas price by $0.52 per Mcf and increased our average realized oil price by $5.65 per Bbl. With respect to our 2017 and 2018 derivative contracts, we elected to not designate these contracts as cash flow hedges for accounting purposes, and accordingly, settlements on our derivative contracts are now recognized in earnings through derivative income (expense). See Known Trends and Uncertainties.
Revenue. Oil, natural gas and NGL revenue was $23.0 million, $68.0 million and $80.2 million for the period of March 1, 2017 through March 31, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor), respectively. The increase in total revenue in 2017 was primarily due to an increase in average realized oil and natural gas prices. For the period of January 1, 2017 through February 27, 2017, total oil, natural gas and NGL revenues attributable to the Appalachia Properties were $18.6 million.
Derivative Income/Expense. For the three months ended March 31, 2016, net derivative income totaled $0.1 million, comprised of $0.3 million of income from cash settlements and $0.2 million of non-cash expense resulting from changes in the fair value of unsettled derivative instruments. With respect to our 2017 and 2018 commodity derivative contracts, we elected to not designate these contracts as cash flow hedges for accounting purposes. Accordingly, the net changes in the mark-to-market valuations and the monthly settlements on these derivative contracts are recorded in earnings in derivative income (expense). Net derivative income for the period of March 1, 2017 through March 31, 2017 (Successor) totaled $2.6 million, comprised of $2.5 million of non-cash income resulting from changes in the fair value of derivative instruments, $0.2 million of income from cash settlements and $0.1 million of non-cash expense for the amortization of the cost of the puts. Net derivative expense for the period of January 1, 2017 through February 28, 2017 (Predecessor) totaled $1.8 million, comprised of $1.7 million of non-cash expense resulting from changes in the fair value of derivative instruments and $0.1 million of non-cash expense for the amortization of the puts.
Expenses. Lease operating expenses for the period of March 1, 2017 through March 31, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor), totaled $4.7 million, $8.8 million and $19.5 million, respectively. On a unit of production basis, lease operating expenses were $8.21 per Boe, 4.09 per Boe and $6.23 per Boe for the period of March 1, 2017 through March 31, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor), respectively. Operating efficiencies and the implementation of cost-savings measures resulted in decreases in lease operating expenses in 2017. For the period of January 1, 2017 through February 27, 2017, lease operating expenses attributable to the Appalachia Properties totaled $2.3 million.
Transportation, processing and gathering ("TP&G") expenses for the period of March 1, 2017 through March 31, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor), totaled $0.1 million, $6.9 million and $0.8 million, respectively, or $0.25 per Boe, $3.22 per Boe and $0.27 per Boe, respectively. TP&G expenses for the three months ended March 31, 2016 (Predecessor) included an approximate $4 million recoupment of previously paid transportation costs allocable to the Federal government's portion of certain of our deep water production. The shut-in of production at the Mary field in Appalachia during the three months ended March 31, 2016 (Predecessor) also contributed to the lower amount of TP&G expenses in that period. For the period of January 1, 2017 through February 27, 2017, TP&G expenses attributable to the Appalachia Properties totaled approximately $6.8 million.
Depreciation, depletion and amortization ("DD&A") expense on oil and gas properties for the period of March 1, 2017 through March 31, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor), totaled $15.5 million, $36.8 million and $60.4 million, respectively. On a unit of production basis, DD&A expense was $26.89 per Boe, $17.05 per Boe and $19.25 per Boe during the period of March 1, 2017 through March 31, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor), respectively.
Other operational expenses for the period of March 1, 2017 through March 31, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor) totaled $0.7 million, $0.5 million and $12.5 million, respectively. Included in other operational expenses for the three months ended March 31, 2016 (Predecessor) is a $6.0 million cumulative foreign currency translation loss on the substantial liquidation of our former foreign subsidiary, Stone Energy Canada ULC, which was reclassified from accumulated other comprehensive income. Also included in other operational expenses for the three months ended March 31, 2016 are approximately $6.1 million of rig subsidy charges related to the farm out of the ENSCO 8503 deep water drilling rig and stacking charges related to an Appalachian drilling rig.
SG&A expenses (exclusive of incentive compensation) for the period of March 1, 2017 through March 31, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor) were $3.3 million, $9.6 million and $12.8 million, respectively. On a unit of production basis, SG&A expenses were $5.76 per Boe, $4.47 per Boe and $4.06 per Boe, respectively.
For the period of January 1, 2017 through February 28, 2017 (Predecessor), incentive compensation expense totaled $2.0 million and represented payments made to the Company's executives pursuant to the KEIP. Incentive compensation expense for the three months ended March 31, 2016 (Predecessor) totaled $5.0 million and related to the accrual of estimated incentive compensation bonuses, which were calculated based on the projected achievement of certain strategic objectives for the 2016 fiscal year.
Interest expense for the period of March 1, 2017 through March 31, 2017 (Successor) totaled $1.2 million, net of $0.4 million of capitalized interest, and included interest expense associated with the 2022 Second Lien Notes. Interest expense for the three months ended March 31, 2016 (Predecessor) totaled $15.2 million, net of $7.4 million of capitalized interest, and included interest expense associated with borrowings under our Pre-Emergence Credit Agreement and the 2017 Convertible Notes and 2022 Notes. Upon emergence from bankruptcy on February 28, 2017, pursuant to the terms of the Plan, the 2017 Convertible Notes and 2022 Notes were cancelled and outstanding borrowings under the Pre-Emergence Credit Agreement were paid in full.
For the period of January 1, 2017 through February 28, 2017 (Predecessor) and the three months ended March 31, 2016 (Predecessor) we recorded an income tax provision of $3.6 million and $1.8 million, respectively. As a result of the significant declines in commodity prices and the resulting ceiling test write-downs and net losses incurred, we determined in the third quarter of 2015 that it was more likely than not that a portion of our deferred tax assets will not be realized in the future. Accordingly, we established a valuation allowance against a portion of our deferred tax assets. We also established a valuation allowance against a portion of our deferred tax assets upon emergence from bankruptcy as part of fresh start accounting, and the subsequent change in the valuation allowance was recorded as an adjustment to the income tax provision.
Off-Balance Sheet Arrangements
None.
Recent Accounting Developments
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The standard may be applied retrospectively or using a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, deferring the effective date of ASU 2014-09 by one year. As a result, the standard is effective for interim and annual periods beginning on or after December 15, 2017. We expect to apply the modified retrospective approach upon adoption of this standard. Although we are still evaluating the effect that this new standard may have on our financial statements and related disclosures, we do not anticipate that the implementation of this new standard will have a material effect.
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

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation (Topic 718)" to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and forfeitures, as well as classification in the statement of cash flows. ASU 2016-09 became effective for us on January 1, 2017. Under ASU 2016-09, the Company elected to not apply a forfeiture estimate and will recognize a credit in compensation expense to the extent awards are forfeited. The implementation of this new standard did not have a material effect on our financial statements.
Defined Terms
Oil, condensate and NGLs are stated in barrels ("Bbls") or thousand barrels ("MBbls"). Natural gas is stated in billion cubic feet ("Bcf"), million cubic feet ("MMcf") or thousand cubic feet ("Mcf"). A barrel of oil equivalent (Boe) is determined by using the ratio of one Bbl of oil or NGLs to six Mcf of gas. MMBoe and MBoe represent one million and one thousand barrels of oil equivalent, respectively. MMBtu represents one million British Thermal Units. An active property is an oil and gas property with existing production. A primary term lease is an oil and gas property with no existing production, in which we have a specific time frame to establish production without losing the rights to explore the property. Liquidity is defined as the ability to obtain cash quickly either through the conversion of assets or incurrence of liabilities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our major market risk exposure continues to be the pricing applicable to our oil and natural gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility could adversely affect our revenues, cash flows and profitability. Price volatility is expected to continue. For the three months ended March 31, 2017, a 10% fluctuation in realized oil and natural gas prices, including the effects of hedging contracts, would have had an approximate $8.5 million impact on our revenues. In order to manage our exposure to oil and natural gas price declines, we enter into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future production.
Our hedging policy currently provides that not more than 60% of our estimated production quantities can be hedged for any given year without the consent of the board of directors. We believe that our hedging positions as of May 8, 2017 have hedged approximately 35% of our estimated 2017 production from estimated proved reserves and 22% of our estimated 2018 production from estimated proved reserves. We continue to monitor the marketplace for additional hedges we deem acceptable. Pursuant to requirements under the Plan, we expect to hedge approximately 50% of our estimated production from estimated proved producing reserves for each of 2017 and 2018. See Part I, Item 1. Financial Statements – Note 9 – Derivative Instruments and Hedging Activities, of this Form 10-Q for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
Since the filing of our 2016 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
We had total debt outstanding of $236 million at March 31, 2017, all of which bears interest at fixed rates. The $236 million of fixed-rate debt is comprised of $225 million of the 2022 Second Lien Notes and $11 million of the Building Loan.
Our bank credit facility is subject to an adjustable interest rate. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of this Form 10-Q. We had no outstanding borrowings under our Amended Credit Agreement as of March 31, 2017. If we borrow funds under our bank credit facility, we may be subject to increased sensitivity to interest rate movements. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

ITEM 4. CONTROLS AND PRODECURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are named as a party in certain lawsuits and regulatory proceedings arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.
On November 11, 2013, two lawsuits were filed, and on November 12, 2013, a third lawsuit was filed, against Stone and other named co-defendants, by the Parish of Jefferson ("Jefferson Parish"), on behalf of Jefferson Parish and the State of Louisiana, in the 24th Judicial District Court for the Parish of Jefferson, State of Louisiana, alleging violations of the State and Local Coastal Resources Management Act of 1978, as amended, and the applicable regulations, rules, orders and ordinances thereunder (collectively, "the CRMA"), relating to certain of the defendants’ alleged oil and gas operations in Jefferson Parish, and seeking to recover alleged unspecified damages to the Jefferson Parish Coastal Zone and remedies, including unspecified monetary damages and declaratory relief, restoration of the Jefferson Parish Coastal Zone and related costs and attorney’s fees. In March and April 2016, the Louisiana Attorney General and the Louisiana Department of Natural Resources, respectively, intervened in the three lawsuits. On November 10, 2016, a decision dismissing a Jefferson Parish Coastal Zone Management ("CZM") test case failure to exhaust administrative remedies was reversed. Defendants in the test case are seeking appellate review. Shortly after Stone filed a suggestion of bankruptcy in December 2016, Jefferson Parish dismissed two of its three CZM suits against Stone without prejudice to refiling. As set forth below under “Chapter 11 Proceedings,” Stone emerged from bankruptcy effective February 28, 2017, and the bankruptcy cases were closed by order of the Bankruptcy Court on April 20, 2017.
In addition, on November 8, 2013, a lawsuit was filed against Stone and other named co-defendants by the Parish of Plaquemines ("Plaquemines Parish"), on behalf of Plaquemines Parish and the State of Louisiana, in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana, alleging violations of the CRMA, relating to certain of the defendants’ alleged oil and gas operations in Plaquemines Parish, and seeking to recover alleged unspecified damages to the Plaquemines Parish Coastal Zone and remedies, including unspecified monetary damages and declaratory relief, restoration of the Plaquemines Parish Coastal Zone, and related costs and attorney’s fees. On November 12, 2015, the Plaquemines Parish Council passed a resolution instructing its attorneys to dismiss all 21 CZM suits filed by the Plaquemines Parish. In March and April 2016, the Louisiana Attorney General and the Louisiana Department of Natural Resources, respectively, intervened in the lawsuit, and the Plaquemines Parish Council rescinded their resolution to dismiss all CZM suits filed by the Parish. Shortly after Stone filed a suggestion of bankruptcy in December 2016, Plaquemines Parish dismissed its CZM suit against Stone without prejudice to refiling. As set forth below under “Chapter 11 Proceedings,” Stone emerged from bankruptcy effective February 28, 2017, and the bankruptcy cases were closed by order of the Bankruptcy Court on April 20, 2017.
On November 17, 2014, the Pennsylvania Department of Environmental Protection ("PADEP") issued a Notice of Violation ("NOV") to Stone alleging releases of production fluid and an improper closure of a drill cuttings pit at Stone’s Loomis No. 1 well site in Susquehanna County, Pennsylvania. Prior to this, in September 2014, Stone had transferred ownership of the Loomis No. 1 well site to Southwestern Energy Company ("Southwestern"). PADEP approved the transfer on November 24, 2014, after issuing the NOV to Stone. Stone investigated the allegations found in the NOV and responded to PADEP on January 5, 2015. Reclamation of the site by Southwestern, with the participation of the PADEP and Stone, is now complete. The PADEP may impose a penalty in this matter, but the amount of such penalty cannot be reasonably estimated at this time.
Legal proceedings are subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation. Accordingly, we cannot currently predict the manner and timing of the resolution of some of these matters and may be unable to estimate a range of possible losses or any minimum loss from such matters.

Chapter 11 Proceedings
On December 14, 2016, the Debtors filed Bankruptcy Petitions in the United States Bankruptcy Court for the Southern District of Texas, Houston Division seeking relief under the provisions of Chapter 11 of the Bankruptcy Code. The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect pre-petition liabilities or to exercise control over the property of the Debtors. On February 15, 2017, the Bankruptcy Court entered the Confirmation Order confirming the Plan, as modified by the Confirmation Order, and on February 28, 2017, the Plan became effective and the Debtors emerged from bankruptcy, with the bankruptcy cases then being closed by Final Decree Closing Chapter 11 Cases and Terminating Claims Agent Services entered by the Bankruptcy Court on April 20, 2017. For additional information on the bankruptcy proceedings, see Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1A. RISK FACTORS
The following updates the Risk Factors included in our 2016 Annual Report on Form 10-K. Except as set forth below, there have been no material changes with respect to Stone’s risk factors previously reported in Part I, Item 1A, of our 2016 Annual Report on Form 10-K.
Our plan of reorganization (the “Plan”) is based in large part upon assumptions and analyses developed by us. Our actual financial results may vary materially from the projections that we filed in connection with the Plan. If these assumptions and analyses prove to be incorrect, the Plan may be unsuccessful in its execution.

The Plan affects both our capital structure and the ownership, structure and operation of our business and reflects assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, the Plan relies upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. The financial projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that were the basis of these financial forecasts will not be accurate. In our case, the forecasts were even more speculative than normal, because they involved fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by the Plan will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the Plan.

Our historical financial information may not be indicative of our future financial performance.

On February 28, 2017, the effective date of our emergence from bankruptcy, we adopted fresh start accounting and consequently, our assets and liabilities were adjusted to fair values and our accumulated deficit was restated to zero. Accordingly, our financial condition and results of operations following our emergence from Chapter 11 will not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, as a result of the implementation of the Plan and the transactions contemplated thereby, our historical financial information may not be indicative of our future financial performance.

Upon emergence from bankruptcy, the composition of our board of directors changed significantly.

Under the Plan, the composition of our board of directors changed significantly. All of our board members are new to the Company. Our new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

Funds advised by two significant stockholders currently hold approximately 36% and 20%, respectively, of our post-reorganization common stock. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares of our common stock are sometimes withheld from certain employees and nonemployee directors to pay taxes associated with the granting of stock awards and the vesting of restricted stock. These withheld shares are not issued or considered common stock repurchases under any authorized share repurchase program. The following table sets forth information regarding our repurchases or acquisitions of our common stock during the specified periods:

Period		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that MayYet be Purchased Under the Plans or Programs
January 1 - January 31, 2017	(Predecessor)	9,568	$6.63	—
February 1 - February 28, 2017	(Predecessor)	6,749	6.76	—
March 1 - March 31, 2017	(Successor)	—	—	—
					$—

(1)
Amount includes shares of our common stock withheld from employees and nonemployee directors upon the granting of stock awards and vesting of restricted stock in order to satisfy the required tax withholding obligations.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Second Amended Joint Prepackaged Plan of Reorganization of Stone Energy Corporation and its Debtor Affiliates, dated December 28, 2016 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on February 15, 2017 (File No. 001-12074)).

3.1
Amended and Restated Certificate of Incorporation of Stone Energy Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's registration statement on Form 8-A filed on February 28, 2017 (File No. 001-12074)).

3.2
Second Amended and Restated Bylaws of Stone Energy Corporation (incorporated by reference to Exhibit 3.2 of the Registrant’s registration statement on Form 8-A filed on February 28, 2017 (File No. 001-12074)).

4.1	Form of Global Warrant Certificate (included in Exhibit 10.4).
4.2	Form of 2022 Second Lien Note (included in Exhibit 10.2).
10.1
Fifth Amended and Restated Credit Agreement, dated as of February 28, 2017, among Stone Energy Corporation, as borrower, the lenders party thereto and Bank of America, N.A. as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 1, 2017 (File No. 001-12074)).

10.2
Indenture related to the 2022 Second Lien Notes, dated as of February 28, 2017, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (including form of 7.50% Senior Secured Notes due 2022) (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on March 1, 2017 (File No. 001-12074)).

10.3
Intercreditor Agreement, dated as of February 28, 2017, among Stone Energy Corporation, Bank of America, N.A., as first lien administrative agent, The Bank of New York Mellon Trust Company, N.A., as second lien collateral agent, and The Bank of New York Mellon Trust Company, N.A., as the 2022 Second Lien Notes trustee (incorporate by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on March 1, 2017 (File No. 001-12074)).

10.4
Warrant Agreement, dated as of February 28, 2017, among Stone Energy Corporation and Computershare Inc. and Computershare Trust Company, N.A., collectively, as warrant agent (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on March 1, 2017 (File No. 001-12074)).

10.5
Registration Rights Agreement, dated as of February 28, 2017, among Stone Energy Corporation and the holders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form 8-A filed on February 28, 2017 (File No. 001-12074)).

10.6
Form of Indemnification Agreement between Stone Energy Corporation and the directors and executive officers of Stone Energy Corporation (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed on March 1, 2017 (File No. 001-12074)).

†10.7	Stone Energy Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed on March 1, 2017 (File No. 001-12074)).

10.8
Purchase and Sale Agreement by and between Stone Energy Corporation as seller, and EQT Production Company as buyer, and EQT Corporation as buyer parent, dated February 9, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 10, 2017 (File No. 001-12074)).

†10.9	Form of Director Restricted Stock Unit (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 6, 2017 (File No. 001-12074)).
†10.10
Stone Energy Corporation Directors Deferred Compensation Plan, dated as of March 1, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on March 6, 2017 (File No. 001-12074)).

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
99.1
Order Approving Debtors' Disclosure Statement and Confirming the Second Amended Joint Prepackaged Plan of Reorganization of Stone Energy Corporation and its Debtor Affiliates, as entered by the Bankruptcy Court on February 15, 2017 (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on February 15, 2017 (File No. 001-12074)).

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________________________

*	Filed or furnished herewith.
#	Not considered to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONE ENERGY CORPORATION

Date:	May 8, 2017	By:	/s/ Kenneth H. Beer
Kenneth H. Beer
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Second Amended Joint Prepackaged Plan of Reorganization of Stone Energy Corporation and its Debtor Affiliates, dated December 28, 2016 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on February 15, 2017 (File No. 001-12074)).

3.1
Amended and Restated Certificate of Incorporation of Stone Energy Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's registration statement on Form 8-A filed on February 28, 2017 (File No. 001-12074)).

3.2
Second Amended and Restated Bylaws of Stone Energy Corporation (incorporated by reference to Exhibit 3.2 of the Registrant’s registration statement on Form 8-A filed on February 28, 2017 (File No. 001-12074)).

4.1	Form of Global Warrant Certificate (included in Exhibit 10.4).
4.2	Form of 2022 Second Lien Note (included in Exhibit 10.2).
10.1
Fifth Amended and Restated Credit Agreement, dated as of February 28, 2017, among Stone Energy Corporation, as borrower, the lenders party thereto and Bank of America, N.A. as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 1, 2017 (File No. 001-12074)).

10.2
Indenture related to the 2022 Second Lien Notes, dated as of February 28, 2017, among Stone Energy Corporation, Stone Energy Offshore, L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (including form of 7.50% Senior Secured Notes due 2022) (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on March 1, 2017 (File No. 001-12074)).

10.3
Intercreditor Agreement, dated as of February 28, 2017, among Stone Energy Corporation, Bank of America, N.A., as first lien administrative agent, The Bank of New York Mellon Trust Company, N.A., as second lien collateral agent, and The Bank of New York Mellon Trust Company, N.A., as the 2022 Second Lien Notes trustee (incorporate by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on March 1, 2017 (File No. 001-12074)).

10.4
Warrant Agreement, dated as of February 28, 2017, among Stone Energy Corporation and Computershare Inc. and Computershare Trust Company, N.A., collectively, as warrant agent (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on March 1, 2017 (File No. 001-12074)).

10.5
Registration Rights Agreement, dated as of February 28, 2017, among Stone Energy Corporation and the holders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form 8-A filed on February 28, 2017 (File No. 001-12074)).

10.6
Form of Indemnification Agreement between Stone Energy Corporation and the directors and executive officers of Stone Energy Corporation (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed on March 1, 2017 (File No. 001-12074)).

†10.7	Stone Energy Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed on March 1, 2017 (File No. 001-12074)).
10.8
Purchase and Sale Agreement by and between Stone Energy Corporation as seller, and EQT Production Company as buyer, and EQT Corporation as buyer parent, dated February 9, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 10, 2017 (File No. 001-12074)).

†10.9	Form of Director Restricted Stock Unit (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 6, 2017 (File No. 001-12074)).
†10.10
Stone Energy Corporation Directors Deferred Compensation Plan, dated as of March 1, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on March 6, 2017 (File No. 001-12074)).

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
99.1
Order Approving Debtors' Disclosure Statement and Confirming the Second Amended Joint Prepackaged Plan of Reorganization of Stone Energy Corporation and its Debtor Affiliates, as entered by the Bankruptcy Court on February 15, 2017 (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on February 15, 2017 (File No. 001-12074)).

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________________________

*	Filed or furnished herewith.
#	Not considered to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
†	Identifies management contracts and compensatory plans or arrangements.