Form 10-Q
period 2017-06-30
STONE ENERGY CORP
filed 2017-08-07
CIK 904080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of August 7, 2017, there were 19,999,112 shares of the registrant’s common stock, par value $.01 per share, outstanding.

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016	1
	Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2017 and 2016	2
	Condensed Consolidated Statement of Operations for the Period March 1, 2017 through June 30, 2017, the Period January 1, 2017 through February 28, 2017 and the Six Months Ended June 30, 2016	3
	Condensed Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended June 30, 2017 and 2016	4
	Condensed Consolidated Statement of Comprehensive Income (Loss) for the Period March 1, 2017 through June 30, 2017, the Period January 1, 2017 through February 28, 2017 and the Six Months Ended June 30, 2016	5
	Condensed Consolidated Statement of Changes in Stockholders' Equity for the Period March 1, 2017 through June 30, 2017, the Period January 1, 2017 through February 28, 2017 and the Year Ended December 31, 2016	6
	Condensed Consolidated Statement of Cash Flows for the Period March 1, 2017 through June 30, 2017, the Period January 1, 2017 through February 28, 2017 and the Six Months Ended June 30, 2016	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6.	Exhibits	47
	Signatures	48
	Exhibit Index	49

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	Successor	Predecessor
	June 30, 2017	December 31, 2016
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$207,979	$190,581
Restricted cash	48,641	—
Accounts receivable	34,328	48,464
Fair value of derivative contracts	7,965	—
Current income tax receivable	26,095	26,086
Other current assets	8,627	10,151
Total current assets	333,635	275,282
Oil and gas properties, full cost method of accounting:
Proved	702,751	9,616,236
Less: accumulated depreciation, depletion and amortization	(304,202)	(9,178,442)
Net proved oil and gas properties	398,549	437,794
Unevaluated	96,011	373,720
Other property and equipment, net	19,191	26,213
Fair value of derivative contracts	3,382	—
Other assets, net	17,951	26,474
Total assets	$868,719	$1,139,483
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$19,317	$19,981
Undistributed oil and gas proceeds	968	15,073
Accrued interest	6,226	809
Fair value of derivative contracts	305	—
Asset retirement obligations	85,000	88,000
Current portion of long-term debt	416	408
Other current liabilities	26,369	18,602
Total current liabilities	138,601	142,873
Long-term debt	235,711	352,376
Asset retirement obligations	194,808	154,019
Other long-term liabilities	10,652	17,315
Total liabilities not subject to compromise	579,772	666,583
Liabilities subject to compromise	—	1,110,182
Total liabilities	579,772	1,776,765
Commitments and contingencies
Stockholders’ equity:
Predecessor common stock ($.01 par value; authorized 30,000,000 shares; issued 5,610,020 shares)	—	56
Predecessor treasury stock (1,658 shares, at cost)	—	(860)
Predecessor additional paid-in capital	—	1,659,731
Successor common stock ($.01 par value; authorized 60,000,000 shares; issued 19,998,019 shares)	200	—
Successor additional paid-in capital	554,821	—
Accumulated deficit	(266,074)	(2,296,209)
Total stockholders’ equity	288,947	(637,282)
Total liabilities and stockholders’ equity	$868,719	$1,139,483
 The accompanying notes are an integral part of this balance sheet.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Operating revenue:
Oil production	$61,688	$72,711
Natural gas production	6,540	12,553
Natural gas liquids production	3,014	3,718
Other operational income	27	337
Derivative income, net	5,453	—
Total operating revenue	76,722	89,319
Operating expenses:
Lease operating expenses	16,636	18,826
Transportation, processing and gathering expenses	1,825	7,183
Production taxes	193	578
Depreciation, depletion and amortization	33,153	46,231
Write-down of oil and gas properties	—	118,649
Accretion expense	8,702	10,082
Salaries, general and administrative expenses	18,509	20,014
Incentive compensation expense	—	4,670
Restructuring fees	322	9,436
Other operational expenses	1,928	27,680
Derivative expense, net	—	626
Total operating expenses	81,268	263,975

Gain on Appalachia Properties divestiture	27	—

Loss from operations	(4,519)	(174,656)
Other (income) expenses:
Interest expense	3,601	17,599
Interest income	(169)	(302)
Other income	(312)	(270)
Other expense	814	9
Total other expense	3,934	17,036
Loss before income taxes	(8,453)	(191,692)
Provision (benefit) for income taxes:
Current	(1,992)	(2,113)
Deferred	—	6,182
Total income taxes	(1,992)	4,069
Net loss	$(6,461)	$(195,761)
Basic loss per share	$(0.32)	$(35.05)
Diluted loss per share	$(0.32)	$(35.05)
Average shares outstanding	19,997	5,585
Average shares outstanding assuming dilution	19,997	5,585

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Period from March 1, 2017 through June 30, 2017	Period from January 1, 2017 through February 28, 2017	Six Months Ended June 30, 2016
Operating revenue:
Oil production	$81,715	$45,837	$132,986
Natural gas production	8,750	13,476	27,726
Natural gas liquids production	3,791	8,706	8,453
Other operational income	176	903	693
Derivative income, net	8,099	—	—
Total operating revenue	102,531	68,922	169,858
Operating expenses:
Lease operating expenses	21,376	8,820	38,373
Transportation, processing and gathering expenses	1,969	6,933	8,024
Production taxes	258	682	1,059
Depreciation, depletion and amortization	49,000	37,429	107,789
Write-down of oil and gas properties	256,435	—	247,853
Accretion expense	11,603	5,447	20,065
Salaries, general and administrative expenses	21,831	9,629	32,768
Incentive compensation expense	—	2,008	9,649
Restructuring fees	610	—	10,389
Other operational expenses	2,589	530	40,207
Derivative expense, net	—	1,778	488
Total operating expenses	365,671	73,256	516,664

Gain on Appalachia Properties divestiture	27	213,453	—

Income (loss) from operations	(263,113)	209,119	(346,806)
Other (income) expenses:
Interest expense	4,791	—	32,840
Interest income	(209)	(45)	(416)
Other income	(443)	(315)	(568)
Other expense	814	13,336	11
Reorganization items, net	—	(437,744)	—
Total other (income) expense	4,953	(424,768)	31,867
Income (loss) before income taxes	(268,066)	633,887	(378,673)
Provision (benefit) for income taxes:
Current	(1,992)	3,570	(3,187)
Deferred	—	—	9,059
Total income taxes	(1,992)	3,570	5,872
Net income (loss)	$(266,074)	$630,317	$(384,545)
Basic income (loss) per share	$(13.31)	$110.99	$(68.94)
Diluted income (loss) per share	$(13.31)	$110.99	$(68.94)
Average shares outstanding	19,997	5,634	5,578
Average shares outstanding assuming dilution	19,997	5,634	5,578

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net loss	$(6,461)	$(195,761)
Other comprehensive loss, net of tax effect:
Derivatives	—	(11,356)
Comprehensive loss	$(6,461)	$(207,117)

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period from March 1, 2017 through June 30, 2017	Period from January 1, 2017 through February 28, 2017	Six Months Ended June 30, 2016
Net income (loss)	$(266,074)	$630,317	$(384,545)
Other comprehensive income (loss), net of tax effect:
Derivatives	—	—	(16,640)
Foreign currency translation	—	—	6,073
Comprehensive income (loss)	$(266,074)	$630,317	$(395,112)

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2015 (Predecessor)	$55	$(860)	$1,648,687	$(1,705,623)	$17,952	$(39,789)
Net loss	—	—	—	(590,586)	—	(590,586)
Adjustment for fair value accounting of derivatives, net of tax	—	—	—	—	(24,025)	(24,025)
Adjustment for foreign currency translation, net of tax	—	—	—	—	6,073	6,073
Exercise of stock options, vesting of restricted stock and granting of stock awards	1	—	(732)	—	—	(731)
Amortization of stock compensation expense	—	—	11,776	—	—	11,776
Balance, December 31, 2016 (Predecessor)	56	(860)	1,659,731	(2,296,209)	—	(637,282)
Net income	—	—	—	630,317	—	630,317
Exercise of stock options, vesting of restricted stock and granting of stock awards	—	—	(172)	—	—	(172)
Amortization of stock compensation expense	—	—	3,527	—	—	3,527
Balance, February 28, 2017 (Predecessor)	56	(860)	1,663,086	(1,665,892)	—	(3,610)
Cancellation of Predecessor equity	(56)	860	(1,663,086)	1,665,892	—	3,610
Balance, February 28, 2017 (Predecessor)	—	—	—	—	—	—
Issuance of Successor common stock and warrants	200	—	554,428	—	—	554,628

Balance, February 28, 2017 (Successor)	200	—	554,428	—	—	554,628
Net loss	—	—	—	(266,074)	—	(266,074)
Exercise of stock options, vesting of restricted stock and granting of stock awards	—	—	(19)	—	—	(19)
Amortization of stock compensation expense	—	—	412	—	—	412
Balance, June 30, 2017 (Successor)	$200	$—	$554,821	$(266,074)	$—	$288,947

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period from March 1, 2017 through June 30, 2017	Period from January 1, 2017 through February 28, 2017	Six Months Ended June 30, 2016
Cash flows from operating activities:
Net income (loss)	$(266,074)	$630,317	$(384,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	49,000	37,429	107,789
Write-down of oil and gas properties	256,435	—	247,853
Accretion expense	11,603	5,447	20,065
Deferred income tax provision	—	—	9,059
Gain on sale of oil and gas properties	(27)	(213,453)	—
Settlement of asset retirement obligations	(32,836)	(3,641)	(10,706)
Non-cash stock compensation expense	391	2,645	4,682
Non-cash derivative (income) expense	(6,669)	1,778	1,025
Non-cash interest expense	—	—	9,403
Non-cash reorganization items	—	(458,677)	—
Other non-cash expense	821	172	6,081
Change in current income taxes	(3,578)	3,570	(3,187)
Decrease in accounts receivable	8,131	6,354	9,755
(Increase) decrease in other current assets	3,049	(2,274)	(5,283)
Decrease in accounts payable	(876)	(4,652)	(321)
Increase (decrease) in other current liabilities	7,321	(9,653)	(5,920)
Investment in derivative contracts	(2,416)	(3,736)	—
Other	3,632	2,490	(7,880)
Net cash provided by (used in) operating activities	27,907	(5,884)	(2,130)
Cash flows from investing activities:
Investment in oil and gas properties	(25,492)	(8,754)	(179,311)
Proceeds from sale of oil and gas properties, net of expenses	15,929	505,383	—
Investment in fixed and other assets	(83)	(61)	(898)
Change in restricted funds	26,906	(75,547)	1,045
Net cash provided by (used in) investing activities	17,260	421,021	(179,164)
Cash flows from financing activities:
Proceeds from bank borrowings	—	—	477,000
Repayments of bank borrowings	—	(341,500)	(135,500)
Repayments of building loan	(135)	(24)	(189)
Cash payment to noteholders	—	(100,000)	—
Debt issuance costs	—	(1,055)	(900)
Net payments for share-based compensation	(19)	(173)	(673)
Net cash provided by (used in) financing activities	(154)	(442,752)	339,738
Effect of exchange rate changes on cash	—	—	(9)
Net change in cash and cash equivalents	45,013	(27,615)	158,435
Cash and cash equivalents, beginning of period	162,966	190,581	10,759
Cash and cash equivalents, end of period	$207,979	$162,966	$169,194

The accompanying notes are an integral part of this statement.

STONE ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – FINANCIAL STATEMENT PRESENTATION

Interim Financial Statements

The condensed consolidated financial statements of Stone Energy Corporation ("Stone" or the "Company") and its subsidiaries as of June 30, 2017 (Successor) and for the three month period ended June 30, 2017 (Successor), the periods from March 1, 2017 through June 30, 2017 (Successor), January 1, 2017 through February 28, 2017 (Predecessor) and the three and six months ended June 30, 2016 (Predecessor) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2016 (Predecessor) has been derived from the audited financial statements as of that date contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (our "2016 Annual Report on Form 10-K"). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our 2016 Annual Report on Form 10-K, although, as described below, such prior financial statements will not be comparable to the interim financial statements due to the adoption of fresh start accounting on February 28, 2017. For additional information, see Note 3 – Fresh Start Accounting. The results of operations for the period from March 1, 2017 through June 30, 2017 (Successor) are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

Emergence from Voluntary Reorganization Under Chapter 11 Proceedings

On December 14, 2016, the Company and its subsidiaries Stone Energy Offshore, L.L.C. ("Stone Offshore") and Stone Energy Holding, L.L.C. (together with the Company, the "Debtors") filed voluntary petitions (the "Bankruptcy Petitions") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code"). On February 15, 2017, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Second Amended Joint Prepackaged Plan of Reorganization of Stone Energy Corporation and its Debtor Affiliates, dated December 28, 2016 (the "Plan"), as modified by the Confirmation Order, and on February 28, 2017, the Plan became effective (the "Effective Date") and the Debtors emerged from bankruptcy, with the bankruptcy cases then being closed by Final Decree Closing Chapter 11 Cases and Terminating Claims Agent Services entered by the Bankruptcy Court on April 20, 2017.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions and information believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects are uncertain and, accordingly, these estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion and amortization ("DD&A") expense, unevaluated property costs, estimated future net cash flows from proved reserves, costs to abandon oil and gas properties, income taxes, accruals of capitalized costs, operating costs and production revenue, capitalized general and administrative costs and interest, insurance recoveries, estimated fair value of derivative contracts, contingencies and fair value estimates, including estimates of reorganization value, enterprise value and the fair value of assets and liabilities recorded as a result of the adoption of fresh start accounting.

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

Prior to the filing of the Bankruptcy Petitions, the Debtors and certain holders of the 1 3⁄4% Senior Convertible Notes due 2017 (the "2017 Convertible Notes") and the 7 1⁄2% Senior Notes due 2022 (the "2022 Notes") (collectively, the "Notes" and the holders thereof, the "Noteholders") and the lenders (the "Banks") under the Fourth Amended and Restated Credit Agreement, dated as of June 24, 2014, as amended, modified, or otherwise supplemented from time to time (the "Pre-Emergence Credit Agreement"), entered into an Amended and Restated Restructuring Support Agreement (the "A&R RSA"). The A&R RSA contained certain covenants on the part of the Company and the Noteholders and Banks who are signatories to the A&R RSA, including that such Noteholders and Banks would support the Company's sale of Stone's producing properties and acreage, including approximately 86,000 net acres, in the Appalachia regions of Pennsylvania and West Virginia (the "Appalachia Properties") to TH Exploration III, LLC, an affiliate of Tug Hill, Inc. ("Tug Hill"), pursuant to the terms of a Purchase and Sale Agreement dated October 20, 2016, as amended on December 9, 2016 (the "Tug Hill PSA") for a purchase price of at least $350 million and approval of the Bankruptcy Court. Pursuant to the terms of the Tug Hill PSA, Stone agreed to sell the Appalachia Properties to Tug Hill for $360 million in cash, subject to customary purchase price adjustments.

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

•
The Predecessor Company’s 2022 Notes and 2017 Convertible Notes were cancelled and the holders of such notes received their pro rata share of (a) $100 million of cash, (b) 19.0 million shares of the New Common Stock, representing 95% of the New Common Stock and (c) $225 million of 7.5% Senior Second Lien Notes due 2022 (the "2022 Second Lien Notes").

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

The fair value analysis performed by valuation experts was based on the Company’s estimates of reserves as developed internally by the Company’s reserve engineers. For purposes of estimating the fair value of the Company's proved, probable and possible reserves, an income approach was used, which estimated fair value based on the anticipated cash flows associated with the Company's reserves, risked by reserve category and discounted using a weighted average cost of capital of 12.5%. The discount factor was derived from a weighted average cost of capital computation which utilized a blended expected cost of debt and expected returns on equity for similar market participants.

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

The following table reconciles the enterprise value per the Plan to the estimated fair value (for fresh start accounting purposes) of the Successor Company’s common stock as of February 28, 2017 (in thousands, except per share value):

February 28, 2017
Enterprise value	$419,720
Plus: Cash and other assets	371,169
Less: Fair value of debt	(236,261)
Less: Fair value of warrants	(15,648)
Fair value of Successor common stock	$538,980

Shares issued upon emergence	20,000
Per share value	$26.95

The following table reconciles the enterprise value per the Plan to the estimated reorganization value as of the Effective Date (in thousands):

February 28, 2017
Enterprise value	$419,720
Plus: Cash and other assets	371,169
Plus: Asset retirement obligations (current and long-term)	290,067
Plus: Working capital and other liabilities	58,055
Reorganization value of Successor assets	$1,139,011

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

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
Assets
Current assets:
Cash and cash equivalents	$198,571	$(35,605)	(1)	$—		$162,966
Restricted cash	—	75,547	(1)	—		75,547
Accounts receivable	42,808	9,301	(2)	—		52,109
Fair value of derivative contracts	1,267	—		—		1,267
Current income tax receivable	22,516	—		—		22,516
Other current assets	10,924	875	(3)	(124)	(12)	11,675
Total current assets	276,086	50,118		(124)		326,080
Oil and gas properties, full cost method of accounting:
Proved	9,633,907	(188,933)	(1)	(8,774,122)	(12)	670,852
Less: accumulated DD&A	(9,215,679)	—		9,215,679	(12)	—
Net proved oil and gas properties	418,228	(188,933)		441,557		670,852
Unevaluated	371,140	(127,838)	(1)	(146,292)	(12)	97,010
Other property and equipment, net	25,586	(101)	(4)	(4,423)	(13)	21,062
Fair value of derivative contracts	1,819	—		—		1,819
Other assets, net	26,516	(4,328)	(5)	—		22,188
Total assets	$1,119,375	$(271,082)		$290,718		$1,139,011
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to vendors	$20,512	$—		$—		$20,512
Undistributed oil and gas proceeds	5,917	(4,139)	(1)	—		1,778
Accrued interest	266	—		—		266
Asset retirement obligations	92,597	—		—		92,597
Fair value of derivative contracts	476	—		—		476
Current portion of long-term debt	411	—		—		411
Other current liabilities	17,032	(195)	(6)	—		16,837
Total current liabilities	137,211	(4,334)		—		132,877
Long-term debt	352,350	(116,500)	(7)	—		235,850
Asset retirement obligations	151,228	(8,672)	(1)	54,914	(14)	197,470
Fair value of derivative contracts	653	—		—		653
Other long-term liabilities	17,533	—		—		17,533
Total liabilities not subject to compromise	658,975	(129,506)		54,914		584,383
Liabilities subject to compromise	1,110,182	(1,110,182)	(8)	—		—
Total liabilities	1,769,157	(1,239,688)		54,914		584,383
Commitments and contingencies
Stockholders’ equity:
Common stock (Predecessor)	56	(56)	(9)	—		—
Treasury stock (Predecessor)	(860)	860	(9)	—		—
Additional paid-in capital (Predecessor)	1,660,810	(1,660,810)	(9)	—		—
Common stock (Successor)	—	200	(10)	—		200
Additional paid-in capital (Successor)	—	554,428	(10)	—		554,428
Accumulated deficit	(2,309,788)	2,073,984	(11)	235,804	(15)	—
Total stockholders’ equity	(649,782)	968,606		235,804		554,628
Total liabilities and stockholders’ equity	$1,119,375	$(271,082)		$290,718		$1,139,011

Reorganization Adjustments (dollar amounts in thousands, except per share values)

1.	Reflects the net cash proceeds received from the sale of the Appalachia Properties in connection with the Plan and net cash payments made as of the Effective Date from implementation of the Plan:

Sources:
Net cash proceeds from sale of Appalachia Properties (a)	$512,472
Total sources	512,472
Uses:
Cash transferred to restricted account (b)	75,547
Break-up fee to Tug Hill	10,800
Repayment of outstanding borrowings under Pre-Emergence Credit Agreement	341,500
Repayment of 2017 Convertible Notes and 2022 Notes	100,000
Other fees and expenses (c)	20,230
Total uses	548,077
Net uses	$(35,605)
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

8.	Liabilities subject to compromise were settled as follows in accordance with the Plan:

1 ¾% Senior Convertible Notes due 2017	$300,000
7 ½% Senior Notes due 2022	775,000
Accrued interest	35,182
Liabilities subject to compromise of the Predecessor Company	1,110,182
Cash payment to senior noteholders	(100,000)
Issuance of 2022 Second Lien Notes to former holders of the senior notes	(225,000)
Fair value of equity issued to unsecured creditors	(538,980)
Fair value of warrants issued to unsecured creditors	(15,648)
Gain on settlement of liabilities subject to compromise	$230,554

9.	Reflects the cancellation of the Predecessor Company’s common stock, treasury stock and additional paid-in capital.

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

11.Reflects the cumulative impact of the reorganization adjustments discussed above:

Gain on settlement of liabilities subject to compromise	$230,554
Professional and other fees paid at emergence	(10,648)
Write-off of unamortized deferred financing costs	(2,577)
Other reorganization adjustments	(1,915)
Net impact to reorganization items	215,414
Gain on sale of Appalachia Properties	213,453
Cancellation of Predecessor Company equity	1,662,282
Other adjustments to accumulated deficit	(17,165)
Net impact to accumulated deficit	$2,073,984

Fresh Start Adjustments

12.	Fair value adjustments to oil and gas properties, associated inventory and unproved acreage. See above for a detailed discussion of the fair value methodology.

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
Reorganization Items

Reorganization items represent liabilities settled, net of amounts incurred subsequent to the Chapter 11 filing as a direct result of the Plan and are classified as "Reorganization items, net" in the Company’s unaudited condensed consolidated statement of operations. The following table summarizes reorganization items, net (in thousands):

Predecessor
Period from January 1, 2017 through February 28, 2017
Gain on settlement of liabilities subject to compromise	$230,554
Fresh start valuation adjustments	235,804
Reorganization professional fees and other expenses	(20,512)
Write-off of deferred financing costs	(2,577)
Other reorganization items	(5,525)
Gain on reorganization items, net	$437,744

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

Warrants

As discussed in Note 2 – Reorganization, the Predecessor Company's existing common stockholders received warrants to purchase approximately 3.5 million shares of New Common Stock. The warrants have an exercise price of $42.04 per share and a term of four years, unless terminated earlier by their terms upon the consummation of certain business combinations or sale transactions involving the Company. The Company allocated approximately $15.6 million of the enterprise value to the warrants which is reflected in "Successor additional paid-in capital" on the unaudited condensed consolidated balance sheet at June 30, 2017 (Successor).

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
Upon emergence from bankruptcy, all Predecessor outstanding, unvested restricted shares held by the Company’s executives were cancelled and exchanged for a proportionate share of the 5% of New Common Stock, plus a proportionate share of the warrants for ownership of up to 15% of the Successor Company's common equity. Vesting continues in accordance with the applicable vesting provisions of the original awards. As of June 30, 2017, there was approximately $25 thousand of unrecognized compensation cost related to unvested restricted shares held by the Company's executives. The current weighted average remaining vesting period of such awards is approximately six months. All other Predecessor Company executive share-based awards were cancelled upon emergence from bankruptcy.
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

Key Executive Incentive Plan
Pursuant to the terms of the Executive Claims Settlement Agreement approved by the Bankruptcy Court on January 10, 2017, the Company’s executive team (collectively, the "Executives") agreed to waive their claims related to the Company’s 2016 Performance Incentive Compensation Plan (the "2016 PICP"), and in exchange therefor, the Company adopted the Stone Energy Corporation Key Executive Incentive Plan ("KEIP"), in which the Executives are allowed to participate. Future payments to Executives under the KEIP were limited to approximately $2 million, or the equivalent of the target bonus under the 2016 PICP for the fourth quarter of 2016, to be paid in two equal installments. The first payment to Executives under the KEIP was made subsequent to consummation of the bankruptcy cases, on April 24, 2017, and the second payment was made on May 30, 2017.

Successor Awards

On March 1, 2017, the board of directors of the Successor Company received grants of restricted stock units that are scheduled to vest in full on the day prior to the annual meeting of the Company’s stockholders in May 2018, subject to: (i) the director’s continued service on the board through the vesting date, and (ii) earlier vesting upon the occurrence of a change of control event or the termination of the director’s service due to death or removal from the board without cause. A total of 62,137 restricted stock units were granted with an aggregate grant date fair value of approximately $1.7 million, based on a per share grant date fair value of $26.95. As of June 30, 2017, there was approximately $1.2 million of unrecognized compensation cost related to such restricted stock units, with a current weighted average remaining vesting period of approximately ten months.

NOTE 6 – EARNINGS PER SHARE

On February 28, 2017, upon emergence from Chapter 11 bankruptcy, the Company's Predecessor equity was cancelled and new equity was issued. Additionally, the Predecessor Company's 2017 Convertible Notes were cancelled. See Note 2 – Reorganization and Note 4 – Stockholders' Equity for further details.

The following tables set forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods (in thousands, except per share amounts):

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Income (numerator):
Basic:
Net loss	$(6,461)	$(195,761)
Net income attributable to participating securities	—	—
Net loss attributable to common stock - basic	$(6,461)	$(195,761)
Diluted:
Net loss	$(6,461)	$(195,761)
Net income attributable to participating securities	—	—
Net loss attributable to common stock - diluted	$(6,461)	$(195,761)
Weighted average shares (denominator):
Weighted average shares - basic	19,997	5,585
Dilutive effect of stock options	—	—
Dilutive effect of warrants	—	—
Dilutive effect of restricted stock units	—	—
Dilutive effect of convertible notes	—	—
Weighted average shares - diluted	19,997	5,585
Basic loss per share	$(0.32)	$(35.05)
Diluted loss per share	$(0.32)	$(35.05)

	Successor	Predecessor
	Period from March 1, 2017 through June 30, 2017	Period from January 1, 2017 through February 28, 2017	Six Months Ended June 30, 2016
Income (numerator):
Basic:
Net income (loss)	$(266,074)	$630,317	$(384,545)
Net income attributable to participating securities	—	(4,995)	—
Net income (loss) attributable to common stock - basic	$(266,074)	$625,322	$(384,545)
Diluted:
Net income (loss)	$(266,074)	$630,317	$(384,545)
Net income attributable to participating securities	—	(4,995)	—
Net income (loss) attributable to common stock - diluted	$(266,074)	$625,322	$(384,545)
Weighted average shares (denominator):
Weighted average shares - basic	19,997	5,634	5,578
Dilutive effect of stock options	—	—	—
Dilutive effect of warrants	—	—	—
Dilutive effect of restricted stock units	—	—	—
Dilutive effect of convertible notes	—	—	—
Weighted average shares - diluted	19,997	5,634	5,578
Basic income (loss) per share	$(13.31)	$110.99	$(68.94)
Diluted income (loss) per share	$(13.31)	$110.99	$(68.94)

All outstanding stock options were considered antidilutive during the period from January 1, 2017 through February 28, 2017 (Predecessor) (approximately 10,400 shares) because the exercise price of the options exceeded the average price of our common stock for the applicable period. During the three and six months ended June 30, 2016 (Predecessor), all outstanding stock options were considered antidilutive (approximately 12,900 shares) because we had net losses for such periods. On February 28, 2017, upon emergence from bankruptcy, all outstanding stock options were cancelled. See Note 5 – Share-Based Compensation and Employee Benefit Plans.

On February 28, 2017, upon emergence from bankruptcy, the Predecessor Company's existing common stockholders received warrants to purchase common stock of the Successor Company. See Note 2 – Reorganization. For the three months ended June 30, 2017 (Successor) and the period of March 1, 2017 through June 30, 2017 (Successor), all outstanding warrants (approximately 3,529,000) were antidilutive because we had net losses for such periods.

The Predecessor Company had no outstanding restricted stock units. The board of directors of the Successor Company received grants of restricted stock units on March 1, 2017. See Note 5 – Share-Based Compensation and Employee Benefit Plans. For the three months ended June 30, 2017 (Successor) and the period from March 1, 2017 through June 30, 2017 (Successor), all outstanding restricted stock units (approximately 62,000) were considered antidilutive because we had net losses for such periods.

For the period from January 1, 2017 through February 28, 2017 (Predecessor), the average price of our common stock was less than the effective conversion price for the 2017 Convertible Notes, resulting in no dilutive effect on the diluted earnings per share computation for such period. For the three and six months ended June 30, 2016 (Predecessor), the 2017 Convertible Notes had no dilutive effect on the diluted earnings per share computation as we had net losses for such periods. On February 28, 2017, upon emergence from bankruptcy, the 2017 Convertible Notes were cancelled. See Note 2 – Reorganization.

During the three months ended June 30, 2017 (Successor) and the period from March 1, 2017 through June 30, 2017 (Successor), approximately 1,195 shares of common stock of the Successor Company were issued from authorized shares upon the lapsing of forfeiture restrictions of restricted stock for employees. During the periods from January 1, 2017 through February 28, 2017 (Predecessor) and the three and six months ended June 30, 2016 (Predecessor), approximately 47,390 shares, 12,100 shares and 62,200 shares of Predecessor Company common stock, respectively, were issued from authorized shares upon the granting of stock awards and the lapsing of forfeiture restrictions of restricted stock for employees and nonemployee directors.

NOTE 7 – DIVESTITURE

On February 27, 2017, we completed the sale of the Appalachia Properties to EQT for net cash consideration of approximately $522.5 million, representing gross proceeds of $527.0 million adjusted downward by approximately $4.5 million for purchase price adjustments for operations related to the Appalachia Properties after June 1, 2016, the effective date of the transaction. A portion of the consideration received from the sale of the Appalachia Properties was used to fund the Company's cash payment obligations under the Plan. See Note 2 – Reorganization.

At December 31, 2016, the estimated proved oil and natural gas reserves associated with these assets totaled 18 MMBoe (million barrels of oil equivalent), which represented approximately 34% of our estimated proved oil and natural gas reserves on a volume equivalent basis. We no longer have assets or operations in Appalachia. Since accounting for the sale of these oil and gas properties as a reduction of the capitalized costs of oil and gas properties would have significantly altered the relationship between capitalized costs and reserves, we recognized a gain on the sale of approximately $213.5 million, computed as follows (in millions):

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

NOTE 8 – INVESTMENT IN OIL AND GAS PROPERTIES

With the adoption of fresh start accounting, the Company recorded its oil and gas properties at fair value as of February 28, 2017. The Company's proved, probable and possible reserves and unevaluated properties (including inventory) were assigned values of $380.8 million, $16.8 million and $80.2 million, respectively. See Note 3 – Fresh Start Accounting for a discussion of the valuation approach used.

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

At March 31, 2017 (Successor), our ceiling test computation resulted in a write-down of our U.S. oil and gas properties of $256.4 million based on twelve-month average prices, net of applicable differentials, of $45.40 per Bbl of oil, $2.24 per Mcf of natural gas and $19.18 per Bbl of natural gas liquids ("NGLs"). The write-down at March 31, 2017 is reflected in the statement of operations of the Successor Company for the period from March 1, 2017 through June 30, 2017 and was primarily due to differences between the trailing twelve-month average pricing assumption used in calculating the ceiling test and the forward prices used in fresh start accounting to estimate the fair value of our oil and gas properties on the fresh start reporting date of February 28, 2017. Weighted average commodity prices used in the determination of the fair value of our oil and gas properties for purposes of fresh start accounting were $56.01 per Bbl of oil, $2.52 per Mcf of natural gas and $14.18 per Bbl of NGLs, net of applicable differentials. Since none of our derivatives as of March 31, 2017 were designated as cash flow hedges (see Note 9 – Derivative Instruments and Hedging Activities), the write-down at March 31, 2017 was not affected by hedging.

At June 30, 2016 (Predecessor), our ceiling test computation resulted in a write-down of our U.S. oil and gas properties of $118.6 million based on twelve-month average prices, net of applicable differentials, of $43.49 per Bbl of oil, $1.93 per Mcf of natural gas and $9.33 per Bbl of NGLs. The write-down at June 30, 2016 was decreased by $18.1 million as a result of hedges. At March 31, 2016 (Predecessor), our ceiling test computation resulted in a write-down of our U.S. oil and gas properties of $128.9 million based on twelve-month average prices, net of applicable differentials, of $46.72 per Bbl of oil, $2.01 per Mcf of natural gas and $13.65 per Bbl of NGLs. At March 31, 2016, the write-down of oil and gas properties also included $0.3 million related to our Canadian oil and gas properties, which were deemed to be fully impaired at the end of 2015. The write-down at March 31, 2016 was decreased by $23 million as a result of hedges. The June 30, 2016 and March 31, 2016 write-downs are reflected in the statement of operations of the Predecessor Company.

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
Through December 31, 2016, we designated our commodity derivatives as cash flow hedges for accounting purposes upon entering into the contracts. A small portion of our cash flow hedges were typically determined to be ineffective because oil and natural gas price changes in the markets in which we sell our products were not 100% correlative to changes in the underlying price basis indicative in the derivative contract. We had no outstanding derivatives at December 31, 2016. With respect to our 2017 and 2018 commodity derivative contracts, we have elected to not designate these contracts as cash flow hedges for accounting purposes. Accordingly, the net changes in the mark-to-market valuations and the monthly settlements on these derivative contracts will be recorded in earnings through derivative income (expense).
We have entered into put contracts, fixed-price swaps and collar contracts with various counterparties for a portion of our expected 2017 and 2018 oil and natural gas production from the Gulf Coast Basin. All of our derivative transactions have been carried out in the over-the-counter market and are not typically subject to margin-deposit requirements. The use of derivative instruments involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The counterparties to all of our derivative instruments have an "investment grade" credit rating. We monitor the credit ratings of our derivative counterparties on an ongoing basis. Although we typically enter into derivative contracts with multiple counterparties to mitigate our exposure to any individual counterparty, if any of our counterparties were to default on its obligations to us under the derivative contracts or seek bankruptcy protection, we may not realize the benefit of some of our derivative instruments and incur a loss. At August 7, 2017, our derivative instruments were with five counterparties, two of which accounted for approximately 69% of our contracted volumes. Currently, all of our outstanding derivative instruments are with lenders under our current bank credit facility.

Put contracts are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contract represents our maximum cash exposure. We are not obligated to make any further payments under the put contract regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if the New York Mercantile Exchange ("NYMEX") prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above the floor. Swaps typically provide for monthly payments by us if prices rise above the swap price or monthly payments to us if prices fall below the swap price. Collar contracts typically require payments by us if the NYMEX average closing price is above the ceiling price or payments to us if the NYMEX average closing price is below the floor price. Settlements for our oil put contracts, oil collar contracts and fixed-price oil swaps are based on an average of the NYMEX closing price for West Texas Intermediate crude oil during the entire calendar month. Settlements for our natural gas collar contracts and fixed-price natural gas swaps are based on the NYMEX price for the last day of a respective contract month.

The following tables illustrate our derivative positions for calendar years 2017 and 2018 as of August 7, 2017:

		Put Contracts (NYMEX)
		Oil
		Daily Volume (Bbls/d)	Price ($ per Bbl)
2017	February - December	1,000	$50.00
2017	February - December	1,000	50.00
2017	July - December	1,000	41.10
2018	January - December	1,000	54.00
2018	January - December	1,000	45.00

		Fixed-Price Swaps (NYMEX)
		Natural Gas		Oil
		Daily Volume (MMBtus/d)	Swap Price ($ per MMBtu)	Daily Volume (Bbls/d)	Swap Price ($ per Bbl)
2017	March - December			1,000	$53.90
2017	July - December	6,000	$3.00
2017	July - December	5,000	3.00
2018	January - December			1,000	52.50

		Collar Contracts (NYMEX)
		Natural Gas			Oil
		Daily Volume (MMBtus/d)	Floor Price ($ per MMBtu)	Ceiling Price ($ per MMBtu)	Daily Volume (Bbls/d)	Floor Price ($ per Bbl)	Ceiling Price ($ per Bbl)
2017	March - December				1,000	$50.00	$56.45
2017	April - December				1,000	50.00	56.75
2018	January - December	6,000	$2.75	$3.24	1,000	45.00	55.35

Derivatives not designated or not qualifying as hedging instruments

The following table discloses the location and fair value amounts of derivatives not designated or not qualifying as hedging instruments, as reported in our balance sheet, at June 30, 2017 (Successor) (in millions). We had no outstanding hedging instruments at December 31, 2016 (Predecessor).

Fair Value of Derivatives Not Designated or Not Qualifying as Hedging Instruments at
June 30, 2017
(Successor)
	Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Current assets: Fair value of derivative contracts	$8.0	Current liabilities: Fair value of derivative contracts	$0.3
	Long-term assets: Fair value of derivative contracts	3.4	Long-term liabilities: Fair value of derivative contracts	—
		$11.4		$0.3

Gains or losses related to changes in fair value and cash settlements for derivatives not designated or not qualifying as hedging instruments are recorded as derivative income (expense) in the statement of operations. The following table discloses the before tax effect of our derivatives not designated or not qualifying as hedging instruments on the statement of operations for the three months ended June 30, 2017 (Successor), the period from January 1, 2017 through February 28, 2017 (Predecessor) and the period from March 1, 2017 through June 30, 2017 (Successor) (in millions).

Gain (Loss) Recognized in Derivative Income (Expense)
	Successor	Successor	Predecessor
	Three Months Ended June 30, 2017	Period from March 1, 2017 through June 30, 2017	Period from January 1, 2017 through February 28, 2017
Description
Commodity contracts:
Cash settlements	$1.3	$1.4	$—
Change in fair value	4.2	6.7	(1.8)
Total gains (losses) on derivatives not designated or not qualifying as hedging instruments	$5.5	$8.1	$(1.8)

Derivatives qualifying as hedging instruments

None of our derivative contracts outstanding as of June 30, 2017 (Successor) were designated as accounting hedges. We had no outstanding derivatives at December 31, 2016 (Predecessor). At June 30, 2016, we had outstanding derivatives that were designated and qualified as hedging instruments. The following tables disclose the before tax effect of derivatives qualifying as hedging instruments, as reported in the statement of operations, during the three and six months ended June 30, 2016 (Predecessor) (in millions):

Effect of Derivatives Qualifying as Hedging Instruments on the Statement of Operations
for the Three Months Ended June 30, 2016
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) (a)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2016	Location	2016	Location	2016
Commodity contracts	$(8.6)	Operating revenue - oil/natural gas production	$8.9	Derivative income (expense), net	$(0.6)
Total	$(8.6)		$8.9		$(0.6)

(a) For the three months ended June 30, 2016, effective hedging contracts increased oil revenue by $5.1 million and increased natural gas revenue by $3.8 million.

Effect of Derivatives Qualifying as Hedging Instruments on the Statement of Operations
for the Six Months Ended June 30, 2016
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) (a)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2016	Location	2016	Location	2016
Commodity contracts	$(4.0)	Operating revenue - oil/natural gas production	$21.7	Derivative income (expense), net	$(0.5)
Total	$(4.0)		$21.7		$(0.5)

(a) For the six months ended June 30, 2016, effective hedging contracts increased oil revenue by $14.4 million and increased natural gas revenue by $7.3 million.

Offsetting of derivative assets and liabilities

Our derivative contracts are subject to netting arrangements. It is our policy to not offset our derivative contracts in presenting the fair value of these contracts as assets and liabilities in our balance sheet. The following table presents the potential impact of the offset rights associated with our recognized assets and liabilities at June 30, 2017 (Successor) (in millions):

	As Presented Without Netting	Effects of Netting	With Effects of Netting

Current assets: Fair value of derivative contracts	$8.0	$(0.3)	$7.7
Long-term assets: Fair value of derivative contracts	3.4	—	3.4
Current liabilities: Fair value of derivative contracts	(0.3)	0.3	—
Long-term liabilities: Fair value of derivative contracts	—	—	—

We had no outstanding derivative contracts at December 31, 2016 (Predecessor).

NOTE 10 – DEBT

Our debt balances (net of related unamortized discounts and debt issuance costs) as of June 30, 2017 and December 31, 2016 were as follows (in millions):

	Successor	Predecessor
	June 30, 2017	December 31, 2016
7 ½% Senior Second Lien Notes due 2022	$225.0	$—
1 ¾% Senior Convertible Notes due 2017	—	300.0
7 ½% Senior Notes due 2022	—	775.0
Predecessor revolving credit facility	—	341.5
4.20% Building Loan	11.1	11.3
Total debt	236.1	1,427.8
Less: current portion of long-term debt	(0.4)	(0.4)
Less: liabilities subject to compromise	—	(1,075.0)
Long-term debt	$235.7	$352.4

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

Current Portion of Long-Term Debt

As of June 30, 2017, the current portion of long-term debt of $0.4 million represented principal payments due within one year on the 4.20% Building Loan (the "Building Loan").

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

The Company’s initial borrowing base under the Amended Credit Agreement has been set at $200.0 million with available borrowings thereunder of up to $150.0 million until the first borrowing base redetermination in November 2017. Interest on loans under the Amended Credit Agreement is calculated using the London Interbank Offering Rate ("LIBOR") or the base rate, at the election of the Company, plus, in each case, an applicable margin. The applicable margin is determined based on borrowing base utilization and ranges from 2.00% to 3.00% per annum for base rate loans and 3.00% to 4.00% per annum for LIBOR loans. At June 30, 2017, the Company had no outstanding borrowings and approximately $12.5 million of outstanding letters of credit, leaving approximately $137.5 million of availability under the Amended Credit Agreement.
The borrowing base under the Amended Credit Agreement is redetermined semi-annually, in May and November, by the lenders, in accordance with the lenders’ customary practices for oil and gas loans, with the first borrowing base redetermination to occur in November 2017. Subject to certain exceptions, the Amended Credit Agreement is required to be guaranteed by all of the material domestic direct and indirect subsidiaries of the Company. As of June 30, 2017, the Amended Credit Agreement is guaranteed by Stone Offshore. The Amended Credit Agreement is secured by substantially all of the Company’s and its subsidiaries’ assets.
The Amended Credit Agreement provides for customary optional and mandatory prepayments, affirmative and negative covenants and events of default, including limitation on the incurrence of debt, liens, restrictive agreements, mergers, asset sales, dividends, investments, affiliate transactions and restrictions on commodity hedging. During the continuance of an event of default, the lenders may take a number of actions, including declaring the entire amount then outstanding under the Amended Credit Agreement due and payable. The Amended Credit Agreement also requires maintenance of certain financial covenants, including (i) a consolidated funded debt to EBITDA ratio of not more than 2.75x for the test period ending March 31, 2017, 2.50x for the test period ending June 30, 2017, 3.00x for the test period ending September 30, 2017, 2.75x for the test period ending December 31, 2017, 2.50x for the test periods ending March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively, 2.75x for the test period ending March 31, 2019, 3.00x for the test period ending June 30, 2019, 3.50x for the test periods ending September 30, 2019 and December 31, 2019, respectively, 3.00x for the test period ending March 31, 2020, 2.75x for the test periods ending June 30, 2020 and September 30, 2020, respectively, and 2.50x for the test periods ending December 31, 2020 and March 31, 2021, respectively, (ii) a consolidated interest coverage ratio of not less than 2.75 to 1.00, and (iii) a requirement to maintain minimum liquidity of at least 20% of the borrowing base. We were in compliance with all covenants under the Amended Credit Agreement as of June 30, 2017.
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

During the three and six months ended June 30, 2016 (Predecessor), we recognized $4.0 million and $7.9 million, respectively, of interest expense for the amortization of the discount, $0.4 million and $0.8 million, respectively, of interest expense for the amortization of deferred financing costs and $1.3 million and $2.6 million, respectively, of interest expense related to the contractual interest coupon on the 2017 Convertible Notes.

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

NOTE 11 – ASSET RETIREMENT OBLIGATIONS

Upon emergence from bankruptcy, as discussed in Note 3 – Fresh Start Accounting, the Company adopted fresh start accounting which included the adjustment of asset retirement obligations to estimated fair values at February 28, 2017. The change in our asset retirement obligations during the period from January 1, 2017 through February 28, 2017 (Predecessor) and the period from March 1, 2017 through June 30, 2017 (Successor) is set forth below (in millions, inclusive of current portion):

Asset retirement obligations as of January 1, 2017 (Predecessor)	$242.0
Liabilities settled	(3.6)
Divestment of properties	(8.7)
Accretion expense	5.4
Asset retirement obligations as of February 28, 2017 (Predecessor)	235.2
Fair value fresh start adjustment	54.9
Asset retirement obligations as of February 28, 2017 (Successor)	290.1
Liabilities settled	(32.8)
Accretion expense	11.6
Revision of estimates	11.0
Asset retirement obligations as of June 30, 2017 (Successor)	$279.8

NOTE 12 – INCOME TAXES

As a result of the significant declines in commodity prices and the resulting ceiling test write-downs and net losses incurred, we determined during 2015 that it was more likely than not that a portion of our deferred tax assets will not be realized in the future. Accordingly, we established a valuation allowance against a portion of our deferred tax assets. As of June 30, 2017 (Successor), our valuation allowance totaled $236.0 million. Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities. We had a current income tax receivable of $26.1 million at June 30, 2017 (Successor), which primarily relates to expected tax refunds from the carryback of net operating losses to previous tax years.

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

As of June 30, 2017 (Successor) and December 31, 2016 (Predecessor), we held certain financial assets that are required to be measured at fair value on a recurring basis, including our commodity derivative instruments and our investments in marketable securities. We utilize the services of an independent third party to assist us in valuing our derivative instruments. The income approach is used in this determination utilizing the third party's proprietary pricing model. The model accounts for our credit risk and the credit risk of our counterparties in the discount rate applied to estimated future cash inflows and outflows. Our swap contracts are included within the Level 2 fair value hierarchy, and our collar and put contracts are included within the Level 3 fair value hierarchy. Significant unobservable inputs used in establishing fair value for the collars and puts were the volatility impacts in the pricing model as it relates to the call portion of the collar and the floor of the put. For a more detailed description of our derivative instruments, see Note 9 – Derivative Instruments and Hedging Activities. We used the market approach in determining the fair value of our investments in marketable securities, which are included within the Level 1 fair value hierarchy.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 (Successor) (in millions).

	Fair Value Measurements
	Successor as of
	June 30, 2017
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities (Other assets)	$9.1	$9.1	$—	$—
Derivative contracts	11.4	—	2.9	8.5
Total	$20.5	$9.1	$2.9	$8.5

	Fair Value Measurements at
	Successor as of
	June 30, 2017
Liabilities	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative contracts	$0.3	$—	$0.2	$0.1
Total	$0.3	$—	$0.2	$0.1

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

The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period from March 1, 2017 through June 30, 2017 (Successor) and the period from January 1, 2017 through February 28, 2017 (Predecessor) (in millions).

Hedging Contracts, net
Balance as of January 1, 2017 (Predecessor)	$—
Total gains/(losses) (realized or unrealized):
Included in earnings	(0.6)
Included in other comprehensive income	—
Purchases, sales, issuances and settlements	3.7
Transfers in and out of Level 3	—
Balance as of February 28, 2017 (Successor)	3.1
Total gains/(losses) (realized or unrealized):
Included in earnings	3.7
Included in other comprehensive income	—
Purchases, sales, issuances and settlements	1.7
Transfers in and out of Level 3	—
Balance as of June 30, 2017 (Successor)	$8.5
The amount of total gains/(losses) for the period included in earnings (derivative income) attributable to the change in unrealized gain/(losses) relating to derivatives still held at June 30, 2017	$3.2
The fair value of cash and cash equivalents approximated book value at June 30, 2017 and December 31, 2016. Upon emergence from bankruptcy on February 28, 2017, the 2017 Convertible Notes and 2022 Notes were cancelled, and the Company issued the 2022 Second Lien Notes. As of December 31, 2016, the fair value of the liability component of the 2017 Convertible Notes was approximately $293.5 million. As of December 31, 2016, the fair value of the 2022 Notes was approximately $465.0 million. As of June 30, 2017, the fair value of the 2022 Second Lien Notes was approximately $216.0 million.

The fair values of the 2022 Notes and the 2022 Second Lien Notes were determined based on quotes obtained from brokers, which represent Level 1 inputs. We applied fair value concepts in determining the liability component of the 2017 Convertible Notes at inception and December 31, 2016. The fair value of the liability was estimated using an income approach. The significant inputs in these determinations were market interest rates based on quotes obtained from brokers and represent Level 2 inputs.

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

During the periods from March 1, 2017 through June 30, 2017 (Successor) and January 1, 2017 through February 28, 2017 (Predecessor), we entered into various commodity derivative contracts (see Note 9 – Derivative Instruments and Hedging Activities). With respect to our 2017 and 2018 commodity derivative contracts, we have elected to not designate these contracts as cash flow hedges for accounting purposes. Accordingly, the net changes in the mark-to-market valuations and the monthly settlements on these derivative contracts will be recorded in earnings through derivative income (expense).

Changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2016 (Predecessor), were as follows (in millions):

Cash Flow Hedges
Three Months Ended June 30, 2016 (Predecessor)
Beginning balance, net of tax	$18.7
Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	(8.6)
Income tax effect	3.1
Net of tax	(5.5)
Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/natural gas production	8.9
Income tax effect	(3.1)
Net of tax	5.8
Other comprehensive loss, net of tax	(11.3)
Ending balance, net of tax	$7.4

	Cash Flow Hedges	Foreign Currency Items	Total
Six Months Ended June 30, 2016 (Predecessor)
Beginning balance, net of tax	$24.0	$(6.0)	$18.0
Other comprehensive income (loss) before reclassifications:
Change in fair value of derivatives	(4.0)	—	(4.0)
Income tax effect	1.4	—	1.4
Net of tax	(2.6)	—	(2.6)
Amounts reclassified from accumulated other comprehensive income:
Operating revenue: oil/natural gas production	21.7	—	21.7
Other operational expenses	—	(6.0)	(6.0)
Income tax effect	(7.7)	—	(7.7)
Net of tax	14.0	(6.0)	8.0
Other comprehensive income (loss), net of tax	(16.6)	6.0	(10.6)
Ending balance, net of tax	$7.4	$—	$7.4

During the six months ended June 30, 2016 (Predecessor), we reclassified approximately $6.0 million of losses related to cumulative foreign currency translation adjustments from accumulated other comprehensive income into other operational expenses upon the substantial liquidation of our foreign subsidiary, Stone Energy Canada ULC.

NOTE 15 – REDUCTION IN WORKFORCE

During the second quarter of 2017, we implemented workforce reduction plans to better align our employee base with current business needs, resulting in a reduction of approximately 20% of our total workforce. The workforce reductions were substantially complete as of June 30, 2017. In connection with the reductions, we recognized a charge of $5.7 million during the three months ended June 30, 2017 (Successor), consisting primarily of severance payments to affected employees and payment of related employer payroll taxes. This charge is reflected in SG&A expenses on the statement of operations. Approximately $4.5 million of the workforce reduction costs were paid in cash during the second quarter of 2017. At June 30, 2017 (Successor), we recorded a liability of $1.2 million for severance payments and related employer payroll taxes, which is reflected in other current liabilities on the condensed consolidated balance sheet. The liability was fully paid in July 2017.

In addition to the workforce reduction costs, during the three months ended June 30, 2017 (Successor), we recognized a charge of $3.0 million for severance costs related to the sale of the Appalachia Properties and the retirement of the prior chief executive officer of the Company. These severance costs are reflected in SG&A expenses on the statement of operations.

NOTE 16 – OTHER OPERATIONAL EXPENSES

Other operational expenses for the three months ended June 30, 2017 (Successor) totaled approximately $1.9 million, comprised primarily of stacking charges related to the platform rig at Pompano, while awaiting demobilization. Included in other operational expenses for the six months ended June 30, 2016 (Predecessor) is a $6.0 million loss on the substantial liquidation of our foreign subsidiary, Stone Energy Canada ULC, representing cumulative foreign currency translation adjustments, which were reclassified from accumulated other comprehensive income during the first quarter of 2016. See Note 14 – Accumulated Other Comprehensive Income (Loss). Also included in other operational expenses for the six months ended June 30, 2016 (Predecessor) are approximately $13.6 million of rig subsidy charges related to the farm out of the ENSCO 8503 deep water drilling rig, stacking charges related to an Appalachian drilling rig and the platform rig at Pompano and a $20 million charge related to the termination of our deep water drilling rig contract with Ensco.
NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

We received a Self-Insurance letter from BOEM dated September 30, 2016 stating that we are not eligible to self-insure any of our additional security obligations and received a Proposal letter from BOEM dated October 20, 2016 indicating that additional security may be required. The September 30, 2016 Self-Insurance determination letter was rescinded by BOEM on March 24, 2017. In the first quarter of 2017, BOEM announced that it will extend the implementation timeline for the new NTL by an additional six months.

Currently, we have posted an aggregate of approximately $118 million in surety bonds in favor of BOEM, third party bonds and letters of credit, all relating to our offshore abandonment obligations. The bonds represent guarantees by the surety insurance companies that we will operate in accordance with applicable rules and regulations and perform certain plugging and abandonment obligations as specified by applicable working interest purchase and sale agreements. A revised tailored plan may require incremental financial assurance or bonding for non-sole liability properties by the end of 2017 or in 2018, dependent on adjustments following ongoing discussions with BOEM and the Bureau of Safety and Environmental Enforcement ("BSEE"), and any modifications to the NTL. Under the revised proposed plan, additional financial assurance would be required for subsequent years. There is no assurance that our current tailored plan will be approved by BOEM, and BOEM may require further revisions to our plan.

NOTE 18 – NEW YORK STOCK EXCHANGE COMPLIANCE

On May 17, 2016, we were notified by the NYSE that our average global market capitalization had been less than $50 million over a consecutive 30 trading-day period at the same time that our stockholders' equity was less than $50 million, which is non-compliant with Section 802.01B of the NYSE Listed Company Manual.

On June 30, 2016, we submitted our 18-month business plan for curing the average market capitalization and stockholders' equity deficiencies to the NYSE, and on August 4, 2016, the NYSE accepted the Plan. We submitted our quarterly updates to the business plan for the second, third and fourth quarters of 2016 and the first quarter of 2017, each of which was accepted by the NYSE. Since March 1, 2017, the first day of trading subsequent to the effective date of the Company's plan of reorganization, the Successor Company has maintained a market capitalization above $50 million. The NYSE will continue to review the Company on a quarterly basis for compliance with the business plan until we have demonstrated compliance with the average global market capitalization and stockholders' equity listing requirements for two consecutive quarters.

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
Critical Accounting Policies and Estimates
Our 2016 Annual Report on Form 10-K describes the accounting estimates that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments. Our most significant estimates are:

•	remaining proved oil and natural gas reserve volumes and the timing of their production;

•	estimated costs to develop and produce proved oil and natural gas reserves;

•	accruals of exploration costs, development costs, operating costs and production revenue;

•	timing and future costs to abandon our oil and gas properties;

•	estimated fair value of derivative positions;

•	classification of unevaluated property costs;

•	capitalized general and administrative costs and interest;

•	estimates of fair value in business combinations;

•	estimates of reorganization value and enterprise value;

•	fair value of assets and liabilities recorded as a result of the adoption of fresh start accounting;

•	current and deferred income taxes; and

•	contingencies.
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
Overview
We are an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties. We have been operating in the GOM Basin since our incorporation in 1993 and have established a technical and operational expertise in this area. We leveraged our experience in the GOM conventional shelf and expanded our reserve base into the more prolific basins of the GOM deep water, Gulf Coast deep gas and the Marcellus and Utica shales in Appalachia. At December 31, 2016, we had producing properties and acreage in the Marcellus and Utica Shales in Appalachia. In connection with our restructuring efforts, we determined that a sale of the Appalachia Properties would be a beneficial way to maximize value for all stakeholders. We completed the sale of the Appalachia Properties to EQT on February 27, 2017 for net cash consideration of approximately $522.5 million. See "Reorganization and Emergence from Voluntary Chapter 11 Proceedings" below for additional information on the sale of the Appalachia Properties.
As discussed in Note 3 – Fresh Start Accounting, upon emergence from bankruptcy, the Company adopted fresh start accounting in accordance with the provisions of ASC 852, "Reorganizations", which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date. As a result of the adoption of fresh start accounting, the Company’s unaudited condensed consolidated financial statements subsequent to February 28, 2017 will not be comparable to its financial statements prior to that date. References to Successor or Successor Company relate to the financial position and results of operations of the reorganized Company subsequent to February 28, 2017. References to Predecessor or Predecessor Company relate to the financial position and results of operations of the Company prior to, and including, February 28, 2017.

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

In connection with our restructuring efforts, we sold our Appalachia Properties to EQT on February 27, 2017, for net cash consideration of approximately $522.5 million, representing gross proceeds of $527.0 million adjusted downward by approximately $4.5 million for purchase price adjustments for operations related to the Appalachia Properties after June 1, 2016, the effective date of the transaction. A portion of the consideration received from the sale of the Appalachia Properties was used to fund the Company's cash payment obligations under the Plan. At December 31, 2016, the Appalachia Properties accounted for approximately 34% of the Predecessor Company’s total estimated proved oil and natural gas reserves on a volume equivalent basis. Upon closing of the sale on February 27, 2017, we no longer have operations or assets in Appalachia.

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

Strategic Review

Following the successful completion of our financial restructuring and emergence from Chapter 11 reorganization, our board of directors retained a financial advisor in April 2017 to assist the board in its determination of the Company's strategic direction, including assessing its various strategic alternatives. The board's assessment with its financial advisor is ongoing. There can be no assurance that this assessment will result in any transaction.

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
Oil and Gas Properties Full Cost Ceiling Test – If NYMEX commodity prices remain at current levels (approximately $49.00 per Bbl of oil and $2.80 per MMBtu of natural gas), we would expect an increase in the twelve-month average price used in estimating the present value of estimated future net cash flows of our proved reserves. Accordingly, we would not expect downward revisions to our estimated proved reserve quantities as a result of pricing that would cause us to recognize a ceiling test write-down in the third quarter of 2017. However, significant evaluations or impairments of unevaluated costs or other well performance related activities affecting proved reserve quantities could cause us to recognize such a write-down.
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
In July 2016, BOEM issued an NTL, with an effective date of September 12, 2016, that augments requirements for the posting of additional financial assurances by offshore lessees. The NTL discontinues the policy of Supplemental Bonding Waivers and allows for the ability to self insure up to 10% of a company’s tangible net worth, where a company can demonstrate a certain level of financial strength. The NTL also provides new procedures for how BOEM determines a lessee’s decommissioning obligations. A global update of the GOM decommissioning estimates was made on August 29, 2016, and BOEM requested that we resubmit our tailored plan to reflect the updated decommissioning estimates.

We received a Self-Insurance letter from BOEM dated September 30, 2016 stating that we are not eligible to self-insure any of our additional security obligations and received a Proposal letter from BOEM dated October 20, 2016 indicating that additional security may be required. The September 30, 2016 Self-Insurance determination letter was rescinded by BOEM on March 24, 2017. In the first quarter of 2017, BOEM announced that it will extend the implementation timeline for the new NTL by an additional six months.

Currently, we have posted an aggregate of approximately $118 million in surety bonds in favor of BOEM, third party bonds and letters of credit, all relating to our offshore abandonment obligations. The bonds represent guarantees by the surety insurance companies that we will operate in accordance with applicable rules and regulations and perform certain plugging and abandonment obligations as specified by applicable working interest purchase and sale agreements. A revised tailored plan may require incremental financial assurance or bonding for non-sole liability properties by the end of 2017 or in 2018, dependent on adjustments following ongoing discussions with BOEM and BSEE, and any modifications to the NTL. Under the revised proposed plan, additional financial assurance would be required for subsequent years. There is no assurance that our current tailored plan will be approved by BOEM, and BOEM may require further revisions to our plan.

In addition, if fully implemented, the proposed NTL is likely to result in the loss of supplemental bonding waivers for a large number of operators on the Outer Continental Shelf ("OCS"), which will in turn force these operators to seek additional surety bonds and could, consequently, challenge the surety bond market’s capacity for providing such additional financial assurance. Operators who have already leveraged their assets as a result of the declining oil market could face difficulty obtaining surety bonds because of concerns the surety companies may have about the priority of their lien on the operator's collateral. All of these factors may make it more difficult for us to obtain the financial assurances required by BOEM to conduct operations on the OCS. These and other changes to BOEM bonding and financial assurance requirements could result in increased costs on our operations and consequently have a material adverse effect on our business and results of operations.

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
Deep Water Operations – We are currently operating two significant properties in the deep water of the GOM and engage in deep water drilling operations. Operations in the deep water involve high operational risks. Despite technological advances over the last several years, liabilities for environmental losses, personal injury and loss of life and significant regulatory fines in the event of an incident could be well in excess of insured amounts and result in significant losses on our statement of operations as well as going concern issues.
Liquidity and Capital Resources
Overview
In connection with our restructuring efforts, we sold our Appalachia Properties on February 27, 2017 for net cash consideration of approximately $522.5 million. A portion of the consideration received from the sale of the Appalachia Properties was used to fund the Company's cash payment obligations under the Plan. Upon emergence from bankruptcy on February 28, 2017, we eliminated approximately $1.1 billion in principal amount of debt. For additional details, see "Reorganization and Emergence from Voluntary Chapter 11 Proceedings" above. These significant transactions improved our financial position and liquidity.
As of August 7, 2017, we had approximately $223 million of cash on hand and $45 million of cash held in a restricted account to satisfy near-term plugging and abandonment liabilities, pursuant to the terms of the Amended Credit Agreement, and approximately $236 million in total debt outstanding, including $225 million of 2022 Second Lien Notes and $11 million outstanding under the Building Loan. We had no outstanding borrowings and approximately $12.6 million of outstanding letters of credit under the Amended Credit Agreement at August 7, 2017, resulting in $137.4 million of availability under the Amended Credit Agreement. Our initial borrowing base under the Amended Credit Agreement has been set at $200.0 million with available borrowings thereunder of up to $150.0 million until the first borrowing base redetermination in November 2017. There are no assurances that the borrowing base will remain at the current level, and there could potentially be a decrease in the borrowing base at redetermination.
As of June 30, 2017, we had a current income tax receivable of $26.1 million, which we expect to collect within the next 12 months. Additionally, in July 2017, we received approximately $10 million (net) from the Office of Natural Resources Revenue as part of a multi-year federal royalty refund claim.
We have established and the board of directors of the Company has approved a capital expenditures budget for 2017 of $181 million. The capital expenditures budget includes approximately $27 million for exploration opportunities, $54 million for development activities and $100 million for the plugging and abandonment of idle wells and platforms. Based on our current outlook of commodity prices and our estimated production for 2017, we expect that cash flows from operating activities, cash on hand and availability under the Amended Credit Agreement will be adequate to meet the current 2017 operating and capital expenditure needs of the Company.
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
The Company’s initial borrowing base under the Amended Credit Agreement has been set at $200.0 million with available borrowings thereunder of up to $150.0 million until the first borrowing base redetermination in November 2017. Interest on loans under the Amended Credit Agreement is calculated using the LIBOR or the base rate, at the election of the Company, plus, in each case, an applicable margin. The applicable margin is determined based on borrowing base utilization and ranges from 2.00% to 3.00% per annum for base rate loans and 3.00% to 4.00% per annum for LIBOR loans. At August 7, 2017, the Company had no outstanding borrowings and approximately $12.6 million of outstanding letters of credit, leaving $137.4 million of availability under the Amended Credit Agreement.
The borrowing base under the Amended Credit Agreement is redetermined semi-annually, in May and November, by the lenders, in accordance with the lenders’ customary practices for oil and gas loans, with the first borrowing base redetermination to occur in November 2017. Subject to certain exceptions, the Amended Credit Agreement is required to be guaranteed by all of the material domestic direct and indirect subsidiaries of the Company. As of June 30, 2017, the Amended Credit Agreement is guaranteed by Stone Offshore. The Amended Credit Agreement is secured by substantially all of the Company’s and its subsidiaries’ assets.
The Amended Credit Agreement provides for customary optional and mandatory prepayments, affirmative and negative covenants and events of default, including limitation on the incurrence of debt, liens, restrictive agreements, mergers, asset sales, dividends, investments, affiliate transactions and restrictions on commodity hedging. During the continuance of an event of default, the lenders may take a number of actions, including declaring the entire amount then outstanding under the Amended Credit Agreement due and payable. The Amended Credit Agreement also requires maintenance of certain financial covenants, including (i) a consolidated funded debt to EBITDA ratio of not more than 2.75x for the test period ending March 31, 2017, 2.50x for the test period ending June 30, 2017, 3.00x for the test period ending September 30, 2017, 2.75x for the test period ending December 31, 2017, 2.50x for the test periods ending March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively, 2.75x for the test period ending March 31, 2019, 3.00x for the test period ending June 30, 2019, 3.50x for the test periods ending September 30, 2019 and December 31, 2019, respectively, 3.00x for the test period ending March 31, 2020, 2.75x for the test periods ending June 30, 2020 and September 30, 2020, respectively, and 2.50x for the test periods ending December 31, 2020 and March 31, 2021, respectively, (ii) a consolidated interest coverage ratio of not less than 2.75 to 1.00, and (iii) a requirement to maintain minimum liquidity of at least 20% of the borrowing base. We were in compliance with all covenants under the Amended Credit Agreement as of June 30, 2017.
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
Cash Flow and Working Capital
Net cash provided by (used in) operating activities totaled $27.9 million during the period of March 1, 2017 through June 30, 2017 (Successor) and ($5.9) million during the period of January 1, 2017 through February 28, 2017 (Predecessor) compared to ($2.1) million during the six months ended June 30, 2016 (Predecessor). Operating cash flows were positively impacted during the periods of March 1, 2017 through June 30, 2017 (Successor) and January 1, 2017 through February 28, 2017 (Predecessor) as a result of increases in the prices we received for our oil, natural gas and NGL production, and decreases in lease operating expenses, SG&A expenses, incentive compensation bonuses and restructuring fees. Included in operating cash flows for the period of January 1, 2017 through February 28, 2017 (Predecessor) is the payment to Tug Hill of approximately $11.5 million for a break-up fee and expense reimbursements upon termination of the Tug Hill PSA. See Note 7 – Divestiture for additional information on the sale of the Appalachia Properties. See Results of Operations below for additional information relative to commodity prices, production and operating expense variances.
Net cash provided by investing activities totaled $17.3 million during the period of March 1, 2017 through June 30, 2017 (Successor), which primarily represents $26.9 million of previously restricted funds for near-term plugging and abandonment liabilities and $15.9 million of net proceeds from the sale of the Appalachia Properties partially offset by $25.5 million of our investment in oil and gas properties. Net cash provided by investing activities totaled $421.0 million during the period of January 1, 2017 through February 28, 2017 (Predecessor), which primarily represents $505.4 million of net proceeds from the sale of the Appalachia Properties, partially offset by $75.5 million of funds restricted for near-term plugging and abandonment liabilities and our investment in oil and gas properties of $8.8 million. Net cash used in investing activities totaled $179.2 million during the six months ended June 30, 2016 (Predecessor), which primarily represents our investment in oil and gas properties.
Net cash used in financing activities totaled $442.8 million during the period of January 1, 2017 through February 28, 2017 (Predecessor), which primarily represents $341.5 million in repayments of borrowings under the Pre-Emergence Credit Agreement and $100.0 million of payments to the holders of the 2017 Convertible Notes and 2022 Notes in connection with our restructuring. Net cash provided by financing activities totaled $339.7 million during the six months ended June 30, 2016 (Predecessor), which primarily represents $477.0 million of borrowings under our Pre-Emergence Credit Agreement less $135.5 million in repayments of borrowings under our Pre-Emergence Credit Agreement.
We had working capital at June 30, 2017 (Successor) of $195.0 million.
Capital Expenditures
During the period of March 1, 2017 through June 30, 2017 (Successor), additions to oil and gas property costs of $30.2 million included $1.8 million of capitalized SG&A expenses, $1.5 million of capitalized interest and $11.0 million related to revisions of estimates of asset retirement obligations. During the period of January 1, 2017 through February 28, 2017 (Predecessor), additions to oil and gas property costs of $16.2 million included $3.0 million of capitalized SG&A expenses and $2.5 million of capitalized interest. These investments were financed with cash on hand and cash flows from operating activities. These additions to oil and gas property costs exclude approximately $36 million of plugging and abandonment expenditures which are recorded as a reduction of asset retirement obligations.

Contractual Obligations and Other Commitments
The following table summarizes our significant contractual obligations and commitments, other than derivative contracts, by maturity as of June 30, 2017 (Successor) (in thousands):

	Payments Due By Period
	Total	Remaining Period in 2017	Years 2018 - 2019	Years 2020 - 2021	Years 2022 and Beyond
Contractual Obligations and Commitments:
7.50% Second Lien Notes due 2022	$225,000	$—	$—	$—	$225,000
4.20% Building Loan	11,177	206	868	944	9,159
Interest and commitment fees (1)	90,020	9,030	36,063	35,391	9,536
Asset retirement obligations including accretion	639,170	90,783	81,322	36,176	430,889
Rig commitments (2)	800	800	—	—	—
Seismic data commitments	16,255	7,690	8,565	—	—
Operating lease obligations	358	198	160	—	—
Total Contractual Obligations and Commitments	$982,780	$108,707	$126,978	$72,511	$674,584

(1)	Includes interest payable on the 2022 Second Lien Notes and Building Loan. Assumes 0.375% fee on unused commitments under the Amended Credit Agreement.

(2)	Represents minimum committed future expenditures for rig services.

Results of Operations
The following tables set forth certain information with respect to our oil and gas operations for the periods presented. As a result of our application of fresh start accounting upon emergence from bankruptcy on February 28, 2017, our financial results may not be comparable to prior periods. The period of March 1, 2017 through June 30, 2017 (Successor Company) and the period of January 1, 2017 through February 28, 2017 (Predecessor Company) are distinct reporting periods under fresh start accounting.

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Production:
Oil (MBbls)	1,299	1,548
Natural gas (MMcf)	2,555	5,100
NGLs (MBbls)	148	244
Oil, natural gas and NGLs (MBoe)	1,873	2,642
Revenue data (in thousands): (1)
Oil revenue	$61,688	$72,711
Natural gas revenue	6,540	12,553
NGL revenue	3,014	3,718
Total oil, natural gas and NGL revenue	$71,242	$88,982
Average prices: (2)
Oil (per Bbl)	$47.49	$46.97
Natural gas (per Mcf)	2.56	2.46
NGLs (per Bbl)	20.36	15.24
Oil, natural gas and NGLs (per Boe)	38.04	33.68
Expenses (per MBoe):
Lease operating expenses	$8.88	$7.13
Transportation, processing and gathering expenses	0.97	2.72
SG&A expenses (3)	9.88	7.58
DD&A expense on oil and gas properties	17.22	17.08

(1)
Includes the cash settlement of effective hedging contracts for the three months ended June 30, 2016. With respect to our 2017 and 2018 commodity derivative contracts, we have elected to not designate these contracts as cash flow hedges, and accordingly, cash settlements on our derivative contracts for periods subsequent to January 1, 2017 are reflected in derivative income (expense).

(2)
Prices for the three months ended June 30, 2016 include the realized impact of derivative instrument settlements, which increased the price of oil by $3.31 per Bbl and increased the price of natural gas by $0.74 per Mcf.

(3)	Excludes incentive compensation expense.

	Successor	Predecessor
	Period from March 1, 2017 through June 30, 2017	Period from January 1, 2017 through February 28, 2017	Six Months Ended June 30, 2016
Production:
Oil (MBbls)	1,709	908	3,183
Natural gas (MMcf)	3,373	5,037	11,946
NGLs (MBbls)	179	408	608
Oil, natural gas and NGLs (MBoe)	2,450	2,156	5,782
Revenue data (in thousands): (1)
Oil revenue	$81,715	$45,837	$132,986
Natural gas revenue	8,750	13,476	27,726
NGLs revenue	3,791	8,706	8,453
Total oil, natural gas and NGL revenue	$94,256	$68,019	$169,165
Average prices: (2)
Oil (per Bbl)	$47.81	$50.48	$41.78
Natural gas (per Mcf)	2.59	2.68	2.32
NGLs (per Bbl)	21.18	21.34	13.90
Oil, natural gas and NGLs (per Boe)	38.47	31.55	29.26
Expenses (per MBoe):
Lease operating expenses	$8.72	$4.09	$6.64
Transportation, processing and gathering expenses	0.80	3.22	1.39
SG&A expenses (3)	8.91	4.47	5.67
DD&A expense on oil and gas properties	19.50	17.05	18.26

(1)
Includes the cash settlement of effective hedging contracts for the six months ended June 30, 2016. With respect to our 2017 and 2018 commodity derivative contracts, we have elected to not designate these contracts as cash flow hedges, and accordingly, cash settlements on our derivative contracts for periods subsequent to January 1, 2017 are reflected in derivative income (expense).

(2)
Prices for the six months ended June 30, 2016 include the realized impact of derivative instrument settlements, which increased the price of oil by $4.51 per Bbl and increased the price of natural gas by $0.61 per Mcf.

(3)	Excludes incentive compensation expense.

Net Income/Loss. During the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor), we reported net losses of $6.5 million ($0.32 per share) and $195.8 million ($35.05 per share), respectively. During the period of March 1, 2017 through June 30, 2017 (Successor), we reported a net loss of approximately $266.1 million ($13.31 per share), and during the period of January 1, 2017 through February 28, 2017 (Predecessor), we reported net income of approximately $630.3 million ($110.99 per share). For the six months ended June 30, 2016 (Predecessor), we reported a net loss totaling approximately $384.5 million ($68.94 per share).
Write-down of oil and gas properties – We follow the full cost method of accounting for oil and gas properties. During the period of March 1, 2017 through March 31, 2017 (Successor), we recognized a ceiling test write-down of our U.S. oil and gas properties totaling $256.4 million. During the three months ended March 31, 2016 (Predecessor) and the three months ended June 30, 2016 (Predecessor), we recognized ceiling test write-downs of our U.S. oil and gas properties totaling $128.9 million and $118.6 million, respectively. During the three months ended March 31, 2016 (Predecessor), we recognized a ceiling test write-down of our Canadian oil and gas properties, which were deemed fully impaired at the end of 2015, totaling $0.3 million. The write-downs did not impact our cash flows from operating activities but did reduce net income and stockholders’ equity.
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
Other expense – In connection with the termination of the Tug Hill PSA, we paid a break-up fee and expense reimbursements totaling approximately $11.5 million, which is recognized as other expense during the period of January 1, 2017 through February 28, 2017 (Predecessor).
Production. During the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor), total production volumes were 1,873 MBoe and 2,642 MBoe, respectively. Oil production during the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor) totaled approximately 1,299 MBbls and 1,548 MBbls, respectively. Natural gas production totaled 2.6 Bcf and 5.1 Bcf during the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor), respectively. NGL production during the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor) totaled approximately 148 MBls and 244 MBbls, respectively.
During the period of March 1, 2017 through June 30, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), total production volumes were 2,450 MBoe, 2,156 MBoe and 5,782 MBoe, respectively. Oil production during the period of March 1, 2017 through June 30, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor) totaled approximately 1,709 MBbls, 908 MBls and 3,183 MBbls, respectively. Natural gas production totaled 3.4 Bcf, 5.0 Bcf and 11.9 Bcf during the period of March 1, 2017 through June 30, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), respectively. NGL production during the period of March 1, 2017 through June 30, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor) totaled approximately 179 MBbls, 408 MBbls and 608 MBbls, respectively.
Production from our deep water Amethyst well was shut-in in April 2016 to allow for a technical evaluation. On November 30, 2016, we performed a routine shut-in of the well to record pressures and determined that pressure communication existed between the production tubing and production casing strings, resulting from a suspected tubing leak. In late April 2017, we completed temporary abandonment operations. The lease expired and was surrendered during the second quarter of 2017.
The Mary field in Appalachia was shut-in from September 2015 through late June 2016. On February 27, 2017, we completed the sale of the Appalachia Properties to EQT. For the period of January 1, 2017 through February 27, 2017, total production volumes attributable to the Appalachia Properties were approximately 965 MBoe, comprised of 3.5 Bcf of natural gas, 57 MBbls of oil and 330 MBbls of NGLs.
Prices. Prices realized during the three months ended June 30, 2017 (Successor) averaged $47.49 per Bbl of oil, $2.56 per Mcf of natural gas and $20.36 per Bbl of NGLs. Prices realized during the three months ended June 30, 2016 (Predecessor) averaged $46.97 per Bbl of oil, $2.46 per Mcf of natural gas and $15.24 per Bbl of NGLs. The unit pricing amounts for the three months ended June 30, 2016 include the cash settlement of effective hedging contracts.
Prices realized during the period of March 1, 2017 through June 30, 2017 (Successor) averaged $47.81 per Bbl of oil, $2.59 per Mcf of natural gas and $21.18 per Bbl of NGLs. Prices realized during the period of January 1, 2017 through February 28, 2017 (Predecessor) averaged $50.48 per Bbl of oil, $2.68 per Mcf of natural gas and $21.34 per Bbl of NGLs. Prices realized during the six months ended June 30, 2016 (Predecessor) averaged $41.78 per Bbl of oil, $2.32 per Mcf of natural gas and $13.90 per Bbl of NGLs. The unit pricing amounts for the six months ended June 30, 2016 include the cash settlement of effective hedging contracts.
We enter into various derivative contracts in order to reduce our exposure to the possibility of declining oil and natural gas prices. During the three months ended June 30, 2016 (Predecessor), our effective hedging transactions increased our average realized natural gas price by $0.74 per Mcf and increased our average realized oil price by $3.31 per Bbl. During the six months ended June 30, 2016 (Predecessor), our effective hedging transactions increased our average realized natural gas price by $0.61 per Mcf and increased our average realized oil price by $4.51 per Bbl. With respect to our 2017 and 2018 derivative contracts, we elected to not designate these contracts as cash flow hedges for accounting purposes, and accordingly, settlements on our derivative contracts are now recognized in earnings through derivative income (expense). See Known Trends and Uncertainties.
Revenue. Oil, natural gas and NGL revenue was $71.2 million and $89.0 million for the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor), respectively.
Oil, natural gas and NGL revenue was $94.3 million, $68.0 million and $169.2 million for the period of March 1, 2017 through June 30, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), respectively. The decrease in total revenue in 2017 was primarily due to a decrease in oil, natural gas and NGL production volumes partially offset by an increase in average realized commodity prices. For the period of January 1, 2017 through February 27, 2017, total oil, natural gas and NGL revenues attributable to the Appalachia Properties were $18.6 million.

Derivative Income/Expense. For the three months ended June 30, 2016 (Predecessor), net derivative expense totaled $0.6 million, comprised of $0.2 million of income from cash settlements and $0.8 million of non-cash expense resulting from changes in the fair value of unsettled derivative instruments. For the six months ended June 30, 2016 (Predecessor), net derivative expense totaled $0.5 million, comprised of $0.5 million of income from cash settlements and $1.0 million of non-cash expense resulting from changes in the fair value of unsettled derivative instruments.
With respect to our 2017 and 2018 commodity derivative contracts, we elected to not designate these contracts as cash flow hedges for accounting purposes. Accordingly, the net changes in the mark-to-market valuations and the monthly settlements on these derivative contracts are recorded in earnings in derivative income (expense). Net derivative income for the three months ended June 30, 2017 (Successor) totaled $5.5 million, comprised of $4.2 million of non-cash income resulting from changes in the fair value of derivative instruments and $1.3 million of income from cash settlements. Net derivative income for the period of March 1, 2017 through June 30, 2017 (Successor) totaled $8.1 million, comprised of $6.7 million of non-cash income resulting from changes in the fair value of derivative instruments and $1.4 million of income from cash settlements. Net derivative expense for the period of January 1, 2017 through February 28, 2017 (Predecessor) totaled $1.8 million, comprised of non-cash expense resulting from changes in the fair value of derivative instruments.
Expenses. Lease operating expenses for the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor) totaled $16.6 million and $18.8 million, respectively. For the period of March 1, 2017 through June 30, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), lease operating expenses totaled $21.4 million, $8.8 million and $38.4 million, respectively. On a unit of production basis, lease operating expenses were $8.88 per Boe and $7.13 per Boe for the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor), respectively, and $8.72 per Boe, $4.09 per Boe and $6.64 per Boe for the period of March 1, 2017 through June 30, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), respectively. Operating efficiencies, the implementation of cost-savings measures and the sale of the Appalachia Properties resulted in decreases in lease operating expenses in 2017, however, production declines resulted in higher per unit lease operating expenses. For the period of January 1, 2017 through February 27, 2017, lease operating expenses attributable to the Appalachia Properties totaled $2.3 million.
Transportation, processing and gathering ("TP&G") expenses for the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor) totaled $1.8 million and $7.2 million, respectively, or $0.97 per Boe and $2.72 per Boe, respectively. For the period of March 1, 2017 through June 30, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), TP&G expenses totaled $2.0 million, $6.9 million and $8.0 million, respectively, or $0.80 per Boe, $3.22 per Boe and $1.39 per Boe, respectively. TP&G expenses for the Predecessor periods primarily related to the Appalachia Properties which were sold on February 27, 2017. TP&G expenses for the six months ended June 30, 2016 (Predecessor) included an approximate $4 million recoupment of previously paid transportation costs allocable to the Federal government's portion of certain of our deep water production. For the period of January 1, 2017 through February 27, 2017, TP&G expenses attributable to the Appalachia Properties totaled approximately $6.8 million.
DD&A expense on oil and gas properties for the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor) totaled $32.2 million and $45.1 million, respectively. For the period of March 1, 2017 through June 30, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), DD&A expense on oil and gas properties totaled $47.8 million, $36.8 million and $105.6 million, respectively. On a unit of production basis, DD&A expense was $17.22 per Boe and $17.08 per Boe during the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor), respectively. For the period of March 1, 2017 through June 30, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), DD&A expense on a unit of production basis was $19.50 per Boe, $17.05 per Boe and $18.26 per Boe, respectively.
Other operational expenses for the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor) totaled $1.9 million and $27.7 million, respectively. Included in other operational expenses for the three months ended June 30, 2017 (Successor) are approximately $1.7 million of stacking charges related to the platform rig at Pompano, while awaiting demobilization. Other operational expenses for the three months ended June 30, 2016 (Predecessor) include a $20.0 million charge related to the termination of our deep water drilling rig contract with Ensco and approximately $7.5 million of rig subsidy and stacking charges related to the ENSCO 8503 deep water drilling rig, the Saxon Appalachian rig and the platform rig at Pompano. For the period of March 1, 2017 through June 30, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), other operational expenses totaled $2.6 million, $0.5 million and $40.2 million, respectively. Other operational expenses for the period of March 1, 2017 through June 30, 2017 (Successor) included the $1.7 million of stacking charges for the Pompano platform rig. Included in other operational expenses for the six months ended June 30, 2016 (Predecessor) is the $20 million Ensco contract termination charge, approximately $13.6 million of rig subsidy and stacking charges related to the ENSCO 8503 deep water drilling rig, the Saxon Appalachian rig and the platform rig at Pompano and a $6.0 million cumulative foreign currency translation loss on the substantial liquidation of our former foreign subsidiary, Stone Energy Canada ULC, which was reclassified from accumulated other comprehensive income.

SG&A expenses (exclusive of incentive compensation) for the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor) were $18.5 million and $20.0 million, respectively. For the period of March 1, 2017 through June 30, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), SG&A expenses (exclusive of incentive compensation) were $21.8 million, $9.6 million and $32.8 million, respectively. On a unit of production basis, SG&A expenses were $9.88 per Boe and $7.58 per Boe for the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor), respectively. For the period of March 1, 2017 through June 30, 2017 (Successor), the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), SG&A expenses on a unit of production basis were $8.91 per Boe, $4.47 per Boe and $5.67 per Boe, respectively. The reduction in SG&A expenses in 2017 was primarily attributable to staff and other cost reductions. The decline in production volumes in 2017 resulted in an increase in SG&A expenses on a unit of production basis.
SG&A expenses for the three months ended June 30, 2017 (Successor) included a $5.7 million charge incurred in connection with workforce reductions, consisting primarily of severance payments to affected employees and payment of related employer payroll taxes, and $3.0 million of severance costs related to the sale of the Appalachia Properties and the retirement of the prior chief executive officer of the Company.
For the period of January 1, 2017 through February 28, 2017 (Predecessor), incentive compensation expense totaled $2.0 million and represented payments made to the Company's executives pursuant to the KEIP. Incentive compensation expense for the three and six months ended June 30, 2016 (Predecessor) totaled $4.7 million and $9.6 million, respectively, and related to the accrual of estimated incentive compensation bonuses, which were calculated based on the projected achievement of certain strategic objectives for the 2016 fiscal year. In July 2017, the board of directors of the Company approved the Stone Energy Corporation 2017 Annual Incentive Plan (the "2017 Annual Incentive Plan"), which is a performance-based incentive program that provides award opportunities based on the Company's annual performance in certain areas. Incentive compensation expense for the remainder of 2017 will be calculated based on the projected achievement of the strategic objectives specified in the 2017 Annual Incentive Plan.
For the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor), restructuring fees totaled $0.3 million and $9.4 million, respectively. For the period of March 1, 2017 through June 30, 2017 (Successor) and the six months ended June 30, 2016 (Predecessor), restructuring fees totaled $0.6 million and $10.4 million, respectively. These fees related to expenses supporting our restructuring effort, including legal and financial advisory costs for Stone, our bank group and the Predecessor Company's noteholders.
Interest expense for the three months ended June 30, 2017 (Successor) totaled $3.6 million, net of $1.1 million of capitalized interest, and included interest expense associated with the 2022 Second Lien Notes. Interest expense for the three months ended June 30, 2016 (Predecessor) totaled $17.6 million, net of $6.9 million of capitalized interest, and included interest expense associated with borrowings under our Pre-Emergence Credit Agreement and the 2017 Convertible Notes and 2022 Notes. For the period of March 1, 2017 through June 30, 2017 (Successor), interest expense totaled $4.8 million, net of $1.5 million of capitalized interest, and included interest expense associated with the 2022 Second Lien Notes. Interest expense for the six months ended June 30, 2016 (Predecessor) totaled $32.8 million, net of $14.3 million of capitalized interest, and included interest expense associated with borrowings under our Pre-Emergence Credit Agreement and the 2017 Convertible Notes and 2022 Notes. Upon emergence from bankruptcy on February 28, 2017, pursuant to the terms of the Plan, the 2017 Convertible Notes and 2022 Notes were cancelled and outstanding borrowings under the Pre-Emergence Credit Agreement were paid in full.
For the three months ended June 30, 2017 (Successor), we recorded an income tax benefit of $2.0 million. For the period of January 1, 2017 through February 28, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor) we recorded an income tax provision of $3.6 million and $5.9 million, respectively. As a result of the significant declines in commodity prices and the resulting ceiling test write-downs and net losses incurred, we determined in the third quarter of 2015 that it was more likely than not that a portion of our deferred tax assets will not be realized in the future. Accordingly, we established a valuation allowance against a portion of our deferred tax assets. We also established a valuation allowance against a portion of our deferred tax assets upon emergence from bankruptcy as part of fresh start accounting, and the subsequent change in the valuation allowance was recorded as an adjustment to the income tax provision.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our major market risk exposure continues to be the pricing applicable to our oil and natural gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility could adversely affect our revenues, cash flows and profitability. Price volatility is expected to continue. For the six months ended June 30, 2017, a 10% fluctuation in realized oil and natural gas prices, including the effects of hedging contracts, would have had an approximate $13.9 million impact on our revenues. In order to manage our exposure to oil and natural gas price declines, we enter into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future production.
Our hedging policy currently provides that not more than 60% of our estimated production quantities can be hedged for any given year without the consent of the board of directors. We believe that our hedging positions as of August 7, 2017 have hedged approximately 27% of our estimated 2017 production from estimated proved reserves and 34% of our estimated 2018 production from estimated proved reserves. We continue to monitor the marketplace for additional hedges we deem acceptable. Pursuant to requirements under the Plan, we expect to hedge approximately 50% of our estimated production from estimated proved producing reserves for each of 2017 and 2018. See Part I, Item 1. Financial Statements – Note 9 – Derivative Instruments and Hedging Activities, of this Form 10-Q for a detailed discussion of hedges in place to manage our exposure to oil and natural gas price declines.
Since the filing of our 2016 Annual Report on Form 10-K, there have been no material changes in reported market risk as it relates to commodity prices.
Interest Rate Risk
We had total debt outstanding of $236 million at June 30, 2017, all of which bears interest at fixed rates. The $236 million of fixed-rate debt is comprised of $225 million of the 2022 Second Lien Notes and $11 million of the Building Loan.
Our bank credit facility is subject to an adjustable interest rate. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of this Form 10-Q. We had no outstanding borrowings under our Amended Credit Agreement as of June 30, 2017. If we borrow funds under our bank credit facility, we may be subject to increased sensitivity to interest rate movements. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

ITEM 4. CONTROLS AND PRODECURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are named as a party in certain lawsuits and regulatory proceedings arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.
On November 11, 2013, two lawsuits were filed, and on November 12, 2013, a third lawsuit was filed, against Stone and other named co-defendants, by the Parish of Jefferson ("Jefferson Parish"), on behalf of Jefferson Parish and the State of Louisiana, in the 24th Judicial District Court for the Parish of Jefferson, State of Louisiana, alleging violations of the State and Local Coastal Resources Management Act of 1978, as amended, and the applicable regulations, rules, orders and ordinances thereunder (collectively, "the CRMA"), relating to certain of the defendants’ alleged oil and gas operations in Jefferson Parish, and seeking to recover alleged unspecified damages to the Jefferson Parish Coastal Zone and remedies, including unspecified monetary damages and declaratory relief, restoration of the Jefferson Parish Coastal Zone and related costs and attorney’s fees. In March and April 2016, the Louisiana Attorney General and the Louisiana Department of Natural Resources, respectively, intervened in the three lawsuits. On November 10, 2016, a decision dismissing a Jefferson Parish Coastal Zone Management ("CZM") test case for failure to exhaust administrative remedies was reversed. Defendants in the test case are seeking appellate review. Shortly after Stone filed a suggestion of bankruptcy in December 2016, Jefferson Parish dismissed two of its three CZM suits against Stone without prejudice to refiling. Stone emerged from bankruptcy effective February 28, 2017, and the bankruptcy cases were closed by order of the Bankruptcy Court on April 20, 2017.
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

ITEM 1A. RISK FACTORS
Except as set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, there have been no material changes with respect to Stone’s risk factors previously reported in Part I, Item 1A, of our 2016 Annual Report on Form 10-K.

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

Period		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2017	(Successor)	74	$20.92	—
May 1 - May 31, 2017	(Successor)	689	21.36	—
June 1 - June 30, 2017	(Successor)	125	24.60	—
Total		888	21.78		$—

(1)	Amount includes shares of our common stock withheld from employees upon the vesting of restricted stock in order to satisfy the required tax withholding obligations.

ITEM 6. EXHIBITS

Exhibit Number	Description
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

†10.1
Chief Executive Officer Term Sheet, dated as of April 27, 2017, by and between James M. Trimble and Stone Energy Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 1, 2017 (File No. 001-12074)).

†10.2
Separation Agreement and General Release, dated as of May 11, 2017, by and between David H. Welch and Stone Energy Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 16, 2017 (File No. 001-12074)).

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

STONE ENERGY CORPORATION

Date:	August 7, 2017	By:	/s/ Kenneth H. Beer
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

†10.1
Chief Executive Officer Term Sheet, dated as of April 27, 2017, by and between James M. Trimble and Stone Energy Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 1, 2017 (File No. 001-12074)).

†10.2
Separation Agreement and General Release, dated as of May 11, 2017, by and between David H. Welch and Stone Energy Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 16, 2017 (File No. 001-12074)).

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